Form 10-Q
period 2013-06-30
Quinpario Acquisition Corp.
filed 2013-09-19
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-36051

QUINPARIO ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-2891139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Quinpario Partners I, LLC 12935 N. Forty Drive Suite 201 St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (314) 548-6200

Not Applicable

 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

As of September 19, 2013, there were 24,608,333 shares of common stock of the Company issued and outstanding.

QUINPARIO ACQUISITION CORP.
(a development stage company)
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Interim Balance Sheet	3
Interim Statement of Operations	4
Interim Statement of Changes in Stockholder’s Equity	5
Interim Statement of Cash Flows	6
Notes to Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

Special Note Regarding Forward Looking Statements	13
Overview	13
Results of Operations	13
Liquidity and Capital Resources	13
Critical Accounting Policies	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION	15

ITEM 1. LEGAL PROCEEDINGS	15

ITEM 1A. RISK FACTORS	15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4. MINE SAFETY DISCLOSURES	16

ITEM 5. OTHER INFORMATION	16

ITEM 6. EXHIBITS	17
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUINPARIO ACQUISITION CORP.
(a development stage company)
Interim Balance Sheet (unaudited)

June 30, 2013

ASSETS:
Current asset:
Cash	$25,000

Noncurrent asset:
Deferred offering costs	164,904
Total assets	$189,904

LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
Accrued offering costs	$25,000
Loan payable, related party	157,066
Total liabilities	182,066

Commitment and contingencies;

Stockholder's equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 43,000,000 shares authorized; 6,208,333 shares issued and outstanding	621
Additional paid-in capital	24,379
Deficit accumulated during the development stage	(17,162)
Total stockholder's equity	7,838
Total liabilities and stockholder's equity	$189,904

See accompanying notes to interim financial statements

QUINPARIO ACQUISITION CORP.
(a development stage company)
Interim Statement of Operations (unaudited)
For the period from May 31, 2013 (inception) to June 30, 2013

Revenue	$-
Formation, general & administrative costs	17,162
Net loss attributable to common shares	$(17,162)

Weighted average number of common shares outstanding, basic and diluted	6,208,333

Net loss per common share, basic and diluted	$(0.00)

See accompanying notes to interim financial statements

QUINPARIO ACQUISITION CORP.
(a development stage company)
Interim Statement of Changes in Stockholder’s Equity (unaudited)
For the period from May 31, 2013 (inception) to June 30, 2013

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity

Sale of common stock issued to initial stockholder on May 31, 2013 at approximately $0.004 per share	6,208,333	$621	$24,379	$-	$25,000
Net loss attributable to common shares				(17,162)	(17,162)
Balances as of June 30, 2013	6,208,333	$621	$24,379	$(17,162)	$7,838

See accompanying notes to interim financial statements

QUINPARIO ACQUISITION CORP.
(a development stage company)
Interim Statement of Cash Flows (unaudited)
For the period from May 31, 2013 (inception) to June 30, 2013

Cash Flows from Operating Activities:
Net loss	$(17,162)
Net cash used in operating activities	(17,162)
Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholder	25,000
Payment of deferred offering costs	(139,904)
Loan payable, related party	157,066
Net cash provided by financing activities	42,162
Net increase in cash	25,000
Cash at beginning of the period	-
Cash at the end of the period	$25,000

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$25,000

See accompanying notes to interim financial statements

QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

1. Interim Financial Information

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2013 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Prospectus filed originally with the Securities and Exchange Commission (the “SEC”) on June 18, 2013.

2. Description of Organization and Business Operations

Quinpario Acquisition Corp. (“us”, “we”, “Company”, “our”), a development stage company, is a newly organized blank check company incorporated in Delaware on May 31, 2013. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (“Business Combination”). The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

Quinpario Partners I, LLC (“Sponsor”), is a Delaware limited liability company formed for the express purpose of investing in and holding the securities of the Company.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its proposed initial public offering of Units (as defined in Note 3 below) (the “Proposed Offering”), although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount equal to 103.5% (102.6% if the over-allotment option is exercised in full) of the gross proceeds of the Proposed Offering will be held in a trust account (“Trust Account”) and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, is not required to submit the transaction for stockholder approval, unless otherwise required by law (or NASDAQ) and may proceed with a Business Combination if it is approved by the board of directors. Only in the event that the Company is required to seek stockholder approval in connection with a Business Combination, the Company will proceed with such Business Combination if a majority of the holders of outstanding shares of common stock that are voted vote in favor of the Business Combination. In connection with such a vote, the Company will provide our stockholders with the opportunity to redeem their shares of our common stock upon the consummation of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to us for working capital purposes or the payment of taxes, divided by the number of then outstanding shares of common stock that were sold as part of the Units in the Proposed Offering, which we refer to as our Public Shares, subject to the limitations described within the registration statement and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed Business Combination. These shares of common stock will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Offering, in accordance with ASC 480 “Distinguishing Liabilities from Equity”. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The initial stockholders have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote its founders shares, placement shares and any Public Shares held, in favor of approving a Business Combination.

2. Description of Organization and Business Operations – (continued)

Our Sponsor, officers and directors have agreed that the Company will have only 16 months from the consummation of the Proposed Offering to consummate our Business Combination. However, if we anticipate that we may not be able to consummate our Business Combination within 16 months, we may extend the period of time to consummate a Business Combination twice, each by an additional four months, for an aggregate of eight additional months. In order to extend the time available for us to consummate our Business Combination, our Sponsor, or its affiliates or designees, would deposit an aggregate of $1.125 million (or approximately $0.075 per public share) for each four month extension into the Trust Account prior to the applicable deadline. In return, they would receive 112,500 extension units ($10.00 per unit), on the same terms as in the private placement that will occur simultaneously with the consummation of the Proposed Offering. An aggregate of 225,000 extension units could be issued in connection with the two extensions. Neither our Sponsor, nor any of its affiliates or designees, is obligated to purchase such units in order to extend the time for us to complete a Business Combination. If we are unable to consummate our Business Combination within the above time periods, we will (i) cease all operations except for the purposes of winding up of our affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for working capital, but net of any taxes, pro rata to our public stockholders by way of redemption of our Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation.

The initial stockholders have agreed to waive their redemption rights with respect to the founder shares and private placement shares (i) in connection with the consummation of a Business Combination, (ii) if we fail to consummate our Business Combination within 16 months from the consummation of the Proposed Offering (or up to 24 months in case of extensions), (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to the expiration of the 16 month period. However, if our initial stockholders should acquire Public Shares in or after the Proposed Offering, they will be entitled to redemption rights with respect to such Public Shares if we fail to consummate a Business Combination within the required time period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not consummate a Business Combination within 16 months from the consummation of the Proposed Offering (or up to 24 months in case of extensions) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Proposed Offering.

3. Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities”. At June 30, 2013, the Company has not commenced any operations nor generated revenue to date. All activity through June 30, 2013 relates to the Company’s formation and the Proposed Offering. Following such offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Proposed Offering.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2013, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

3. Summary of Significant Accounting Policies – (continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Use of estimates

The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs

Deferred offering costs consist of legal, accounting, underwriting and other fees incurred through the balance sheet date that are directly related to the Proposed Offering and that will be charged to stockholders’ equity upon the completion of the Proposed Offering. Should the Proposed Offering prove to be unsuccessful, these deferred costs as well as additional expenses to be incurred will be charged to operations.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of June 30, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

4. Proposed Offering

Pursuant to the Proposed Offering, the Company will offer for sale up to 15,000,000 units at $10.00 per unit (“Units”). Each Unit will consist of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant. We are not registering the shares of common stock issuable upon exercise of the warrants at this time. However, we have agreed to use our best efforts to file and have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants, to maintain a current prospectus relating to those shares of common stock until the earlier of the date the warrants expire or are redeemed and, the date on which all of the warrants have been exercised and to qualify the resale of such shares under state blue sky laws, to the extent an exemption is not available. Each warrant will entitle the holder to purchase one share of common stock at an exercise price of $12.00 and will become exercisable on the later of (a) 30 days after the consummation of our Business Combination, or (b) 12 months from the closing of the Proposed Offering. The warrants will expire at 5:00 p.m., New York time, five years after the consummation of our Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to us and not placed in the Trust Account. The warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days prior written notice after the warrants become exercisable, only in the event that the last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.

In connection with the Proposed Offering, the Sponsor has committed to purchase 1,150,000 placement units, each consisting of one share of common stock and one warrant to purchase one share of our common stock exercisable at $12.00, at a price of $10.00 per unit ($11.5 million in the aggregate) in a private placement that will occur simultaneously with the consummation of the Proposed Offering. The purchase price of the placement units will be added to the proceeds from the Proposed Offering to be held in the Trust Account. If we do not complete a Business Combination within 16 months from the consummation of the Proposed Offering (or up to 24 months in case of extensions), the proceeds from the sale of the placement units held in the Trust Account will be used to fund the redemption of our Public Shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to the placement shares or warrants, which will expire worthless.

The placement units, the extension units and the component securities contained therein will not be transferable, assignable or salable until 30 days after the consummation of our initial business combination and the placement warrants and the extension warrants will be non-redeemable so long as they are held by our Sponsor or its affiliates or designees. If the placement units or extension units are held by someone other than the initial holders, or their respective permitted transferees, the placement warrants or extension warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the Units being sold in the Proposed Offering. The Company intends to classify the private placement warrants within permanent equity as additional paid-in capital in accordance with ASC 815-40 Derivatives and Hedging.

5. Related Party Transactions

In order to finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate a Business Combination, we would repay such loaned amounts. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment, other than the interest income earned thereon. Up to $750,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the placement warrants. The terms of such loans by our Sponsor or officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

On June 14, 2013 the Company issued an unsecured promissory note of up to $250,000 to Quinpario Partners LLC, an affiliate of our Sponsor. The loans issued under this agreement are non-interest bearing and payable in full at the earlier of (i) December 31, 2013 or (ii) the consummation of the Proposed Offering. As of June 30, 2013, Quinpario Partners LLC has loaned the Company a total of $157,066 for payment of operating expenses and costs associated with the Proposed Offering.

On May 31, 2013, the Company issued 6,208,333 shares of common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. These shares include up to 750,000 shares of common stock which are subject to forfeiture if and to the extent the underwriters’ over-allotment option is not exercised in full, and up to 75,000 shares of common stock that are subject to forfeiture in the event that the extension units are not purchased (or 37,500 Founder Shares per extension), so that the Sponsor and its permitted transferees will own 25% of the Company’s issued and outstanding common shares after the Proposed Offering. If the underwriters do not exercise all or a portion of their overallotment option, the Sponsor has agreed, pursuant to a written agreement with the Company, that it will forfeit up to an aggregate of 750,000 Founder Shares in proportion to the portion of the underwriters’ overallotment option that was not exercised.

5. Related Party Transactions – (continued)

The Founder Shares are identical to the shares of common stock included in the Units being sold in the Proposed Offering, except that (1) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (2) our initial stockholders have agreed: (i) to waive their redemption rights with respect to their Founder Shares, placement shares and Public Shares in connection with the consummation of a Business Combination and (ii) to waive their redemption rights with respect to their Founder Shares and placement shares if we fail to consummate a Business Combination within 16 months from the consummation of the Proposed Offering (or up to 24 months in case of extensions). However, our initial stockholders will be entitled to redemption rights with respect to any Public Shares it holds if we fail to consummate a Business Combination within such time period. If we submit our Business Combination to our public stockholders for a vote, our initial stockholders have agreed to vote their Founder Shares, placement shares and any Public Shares held in favor of our Business Combination.

The initial stockholders have agreed not to transfer, assign or sell any of their founder shares (except to permitted transferees) until (i) with respect to 20% of such shares, upon consummation of our initial business combination, (ii) with respect to 20% of such shares, when the closing price of our common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination, (iii) with respect to 20% of such shares, when the closing price of our common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination, (iv) with respect to 20% of such shares, when the closing price of our common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination and (v) with respect to 20% of such shares, when the closing price of our common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination or earlier, in any case, if, following a Business Combination, we engage in a subsequent transaction (1) resulting in our stockholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of our board of directors or management team in which the company is the surviving entity.

The initial stockholders will be entitled to registration rights pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Proposed Offering. The initial stockholders will be entitled to demand registration rights and certain “piggy-back” registration rights with respect to their shares of common stock, the warrants and the common shares underlying the warrants, commencing on the date such common stock or warrants are released from lockup. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Commencing on the date that our securities are first listed on NASDAQ, we have agreed to pay Quinpario Partners LLC a total of $10,000 per month for office space, administrative services and secretarial support. Upon consummation of our Business Combination or our liquidation, we will cease paying these monthly fees.

6. Commitments & Contingencies

The Company expects to grant the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover the over-allotment at the initial public offering price less the underwriting discounts and commissions.

The underwriters will be entitled to an underwriting discount of three percent (3.0%) which shall be paid in cash at the closing of the Proposed Offering, including any amounts raised pursuant to the overallotment option. In addition, the underwriters will be entitled to a deferred fee of three percent (3.0%) of the Proposed Offering, including any amounts raised pursuant to the overallotment option, payable in cash upon the closing of a Business Combination.

7. Stockholder’s Equity

Common Stock — The Company is authorized to issue 43,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share. At June 30, 2013, there were 6,208,333 common shares outstanding.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2013, the Company has not issued any preferred shares.

8. Subsequent Events

The registration statement for the Company’s initial public offering was declared effective on August 8, 2013.  On August 14, 2013, the Company consummated its initial public offering through the sale of 17,250,000 Units (including 2,250,000 Units sold pursuant to the underwriters’ exercise in full of their over-allotment option) at $10.00 per unit (the “Public Offering”) and received gross proceeds of $172,500,000 (including $22,500,000 from the underwriters’ exercise in full of their over-allotment option) before deduction of the underwriters’ compensation of $5,175,000.  Each Unit consists of one share of the Company’s common stock, and one redeemable common stock purchase warrant.  Simultaneously with the consummation of the Public Offering, the Company sold 1,150,000 placement units to the Company’s Sponsor at $10.00 per unit in a private placement (the “Private Placement”) and raised $11,500,000.

The following table summarizes the effect of the initial public offering on the Company’s capitalization:

	June 30, 2013	August 14, 2013
Loans payable	$157,066	$-
Deferred underwriting commission	-	5,175,000
Common stock subject to possible redemption	-	168,064,638
Stockholders’ equity
Preferred stock	-	-
Common stock	621	823
Additional paid-in capital	24,379	4,999,188
Deficit accumulated during the development stage	(17,162)	-
Total stockholders’ equity	7,838	5,000,011
Total capitalization	$164,904	$178,239,649

Upon the closing of the Public Offering and the Private Placement, $177,075,000 was placed into the Trust Account (see Note 2). The Trust Account is held at UBS Financial Services Inc., and maintained by Continental Stock Transfer & Trust Company, acting as trustee. On August 26, 2013, $177,074,351 of the Trust Account was invested in United States government treasury bills with maturity of 180 days.

All outstanding draws against the promissory note to Quinpario Partners LLC in the aggregate amount of $232,139 were repaid at the closing of the Public Offering.

On August 9, 2013 our securities were first listed on NASDAQ.

Management has approved the interim financial statements and performed an evaluation of subsequent events through September 19, 2013, the date the interim financial statements were available for issuance, noting no additional items which require adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Quinpario Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company formed on May 31, 2013 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have not identified any acquisition target and we have not, nor has anyone on our behalf, initiated any discussions, directly or indirectly, with respect to identifying any acquisition target. We intend to effectuate our initial business combination using cash from the proceeds of the Public Offering and the Private Placement of the placement units and the extension units (if applicable), our capital stock, debt or a combination of cash, stock and debt.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception up to the closing of our initial public offering (“Public Offering”) on August 14, 2013 was in preparation for that event. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 16 months from August 14, 2013.

For the period from May 31, 2013 (inception) through June 30, 2013, we had net losses of $17,162 which consist of formation and operating costs.  We incurred offering costs of $164,904 with regard to the offering, which are classified as deferred offering costs on the balance sheet as of June 30, 2013.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the Founder Shares to Quinpario Partners I, LLC (“Sponsor”) and loans from Quinpario Partners LLC, an affiliate of our Sponsor, in the amount of up to $250,000. As of June 30, 2013, we owed Quinpario Partners LLC a total of $157,066.  As of the date of this filing, all loans and advances have been repaid to Quinpario Partners LLC from the net proceeds of the Public Offering.

On August 14, 2013, we consummated our Public Offering of 17,250,000 units at a price of $10.00 per unit.  Simultaneously with the consummation of our Public Offering, we consummated the private placement of 1,150,000 placement units to our Sponsor for $11,500,000. We received net proceeds from our Public Offering and the sale of the placement units of $178,370,383, net of the non-deferred portion of the underwriting commissions of $5.175 million (none of which was incurred from May 31, 2013 (inception) to June 30, 2013) and offering costs and other expenses of $545,939 (of which $164,904 were incurred from May 31, 2013 (inception) to June 30, 2013).  For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 8 of the unaudited interim financial statements included in Part I, Item 1 and Part II, Item 2 of this report.

Off-Balance Sheet Arrangements

As of June 30, 2013, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 payable to Quinpario Partners LLC, an affiliate of our Sponsor, for office space, administrative services and secretarial support.

We began incurring these fees on August 9, 2013, the date the Company’s securities were first listed on the NASDAQ Capital Market and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company.

Critical Accounting Policies

The preparation of interim financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Net loss per common share:

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Income taxes:

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Deferred offering costs:

Deferred offering costs consist principally of legal, accounting, underwriting and other fees incurred through the balance sheet date that are directly related to the Public Offering and that will be charged to stockholders’ equity capital upon the completion of the Public Offering.

Recent accounting pronouncements:

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a blank check company incorporated on May 31, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were considered in the development stage at June 30, 2013 and had not yet commenced any operations. All activity through June 30, 2013 relates to our formation and our Public Offering. We did not have any financial instruments that were exposed to market risks at June 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated August 8, 2013 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated August 8, 2013 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2013, the Company issued 6,208,333 shares of common stock to its Sponsor, Quinpario Partners I, LLC (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares included (i) 750,000 shares that were subject to forfeiture if and to the extent the underwriters’ over-allotment option was not exercised, and (ii) up to 75,000 shares of common stock which are subject to forfeiture in the event that up to two (2) tranches of the extension units are not purchased (or 37,500 Founder Shares per extension), so that the Sponsor would own 25.0% of the Company’s issued and outstanding shares after the Public Offering.   The underwriters exercised the over-allotment option in full and therefore no shares of common stock were forfeited.  These securities were issued and in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as they were sold solely to an accredited investor.

On August 14, 2013,  the Sponsor purchased 1,150,000 placement units (“Placement Units”), each consisting of one share of common stock and one warrant to purchase one share of our common stock exercisable at $12.00, at a price of $10.00 per unit ($11.5 million in the aggregate) in a private placement that occurred simultaneously with the consummation of the Public Offering. The purchase price of the Placement Units was added to the proceeds from the Public Offering to be held in the Trust Account. If we do not complete a Business Combination within 16 months from the consummation of the Public Offering (or up to 24 months in case of extensions), the proceeds from the sale of the Placement Units held in the Trust Account will be used to fund the redemption of our public shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to the placement shares or warrants, which will expire worthless.  The sale of the Placement Units was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

Use of Proceeds from the Initial Public Offering

On August 14, 2013, the Company sold 17,250,000 units (including 2,250,000 units sold pursuant to the underwriters’ exercise in full of their over-allotment option) at $10.00 per unit (“Units”) in the Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant. We did not register the shares of common stock issuable upon exercise of the warrants contained in the Units. However, we have agreed to use our best efforts to file and have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants, to maintain a current prospectus relating to those shares of common stock until the earlier of the date the warrants expire or are redeemed and, the date on which all of the warrants have been exercised and to qualify the resale of such shares under state blue sky laws, to the extent an exemption is not available. Each warrant will entitle the holder to purchase one share of common stock at an exercise price of $12.00 and will become exercisable on the later of (a) 30 days after the consummation of our Business Combination, or (b) 12 months from the closing of the Public Offering. The warrants will expire at 5:00 p.m., New York time, five years after the consummation of our Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to us and not placed in the Trust Account. The warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days prior written notice after the warrants become exercisable, only in the event that the last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.

The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $172,500,000, which includes the full exercise of the underwriters’ overallotment option.  C&Co/PrinceRidge acted as representative and sole book-running manager of the Public Offering and Cantor Fitzgerald & Co. and Drexel Hamilton, LLC acted as co-managers (together, the “Underwriters”).  The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 189432). The SEC declared the registration statement effective on August 8, 2013.

We paid a total of $5,175,000 in underwriting discounts and commissions (none of which were incurred from May 31, 2013 (inception) to June 30, 2013) and $545,939 for other costs and expenses related to the offering (of which $164,904 were incurred from May 31, 2013 (inception) through June 30, 2013).  In addition, the Underwriters agreed to defer $5,175,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination, if consummated. We also repaid the note outstanding to an affiliate of our Sponsor (an entity controlled by our officers and directors) from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $5,175,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination, if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of the Placement Units was $178,370,383, of which $177,075,000 (or approximately $10.26 per unit sold in the initial public offering) was placed in the Trust Account.  $1,295,383 is held outside the trust account and will be used to fund the Company’s operating expenses.  The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2
Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINPARIO ACQUISITION CORP.

Dated: September 19, 2013	/s/ Jeffry N. Quinn
Jeffry N. Quinn President and Chief Executive Officer (Principal Executive Officer)

Dated: September 19, 2013	/s/ D. John Srivisal
D. John Srivisal Chief Financial Officer (Principal Financial Officer)