Form 10-Q
period 2013-09-30
Quinpario Acquisition Corp.
filed 2013-11-12
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

As of November 12, 2013, there were 24,608,333 shares of common stock of the Company issued and outstanding.

QUINPARIO ACQUISITION CORP.
(a development stage company)
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Interim Balance Sheet	3
Interim Statements of Operations	4
Interim Statement of Changes in Stockholders’ Equity	5
Interim Statement of Cash Flows	6
Notes to Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Forward Looking Statements	15
Overview	15
Results of Operations	15
Liquidity and Capital Resources	16
Critical Accounting Policies	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION	18

ITEM 1. LEGAL PROCEEDINGS	18

ITEM 1A. RISK FACTORS	18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. MINE SAFETY DISCLOSURES	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS	20
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

QUINPARIO ACQUISITION CORP.
(a development stage company)
Interim Balance Sheet (unaudited)

September 30, 2013

ASSETS:
Current assets:
Cash	$973,518
Prepaid insurance	140,267
Total current assets	1,113,785

Investments held in Trust Account	177,081,199

Total assets	$178,194,984

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liability:
Accrued expenses	$27,858
Other liability:
Deferred underwriters' fee	5,175,000

Total liabilities	5,202,858

Commitments and contingencies
Common stock subject to possible redemption; 16,373,500 shares (at redemption value)	167,992,115

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 43,000,000 shares authorized; 8,234,833 shares issued and outstanding (which excludes 16,373,500 shares subject to possible redemption)	823
Additional paid-in capital	4,999,188
Deficit accumulated during the development stage	-
Total stockholders' equity	5,000,011
Total liabilities and stockholders' equity	$178,194,984

See accompanying notes to interim financial statements

QUINPARIO ACQUISITION CORP.
(a development stage company)
Interim Statement of Operations (unaudited)

	Three months ended September 30, 2013	For the period from May 31, 2013 (inception) to September 30, 2013
Revenue	$-	$-
General and administrative expenses	202,840	220,002
Loss from operations	(202,840)	(220,002)

Other income (expense)
Interest income	6,199	6,199
Net loss attributable to common stock not subject to possible redemption	$(196,641)	$(213,803)
Weighted average number of shares outstanding, excluding shares subject to possible redemption, basic and diluted	7,262,075	6,996,498
Net loss per share, excluding shares subject to possible redemption, basic and diluted	$(0.03)	$(0.03)

See accompanying notes to interim financial statements

QUINPARIO ACQUISITION CORP.
(a development stage company)
Interim Statement of Changes in Stockholders' Equity (unaudited)

For the period from May 31, 2013 (inception) to September 30, 2013

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Sale of common stock to initial stockholder on May 31, 2013 at approximately $0.004 per share	6,208,333	$621	$24,379	$-	$25,000
Sale of 17,250,000 units at $10 per unit on August 14, 2013	17,250,000	1,725	172,498,275	-	172,500,000
Underwriters' discount and offering expenses	-	-	(10,819,071)	-	(10,819,071)
Sale of 1,150,000 placement units at $10 per units to initial stockholder on August 14, 2013	1,150,000	115	11,499,885	-	11,500,000
Proceeds subject to possible redemption of 16,394,339 shares at redemption value	(16,394,339)	(1,639)	(168,204,279)	-	(168,205,918)
Change in proceeds subject to possible redemption to 16,373,500 shares at redemption value	20,839	1	(1)	213,803	213,803
Net loss attributable to common stock not subject to possible redemption	-	-	-	(213,803)	(213,803)
Balances as of September 30, 2013	8,234,833	$823	$4,999,188	$-	$5,000,011

See accompanying notes to interim financial statements

QUINPARIO ACQUISITION CORP.
(a development stage company)
Interim Statement of Cash Flows (unaudited)

For the period from May 31, 2013 (inception) to September 30, 2013
Cash flows from operating activities:
Net loss attributable to common stock not subject to possible redemption	$(213,803)
Adjustments to reconcile net loss attributable to common stock not subject to possible redemption to net cash used in operating activities
Prepaid insurance	(140,267)
Accrued expenses	27,858
Net cash used in operating activities	(326,212)

Cash flows from investing activities:
Cash deposited in Trust Account	(177,075,000)
Interest reinvested in Trust Account	(6,199)
Net cash used in investing activities	(177,081,199)

Cash flows from financing activities:
Proceeds from loan payable, affiliate	232,139
Repayment of loan payable, affiliate	(232,139)
Proceeds from sale of common stock to initial stockholder	25,000
Proceeds from sale of Units to public stockholders	172,500,000
Proceeds from sale of placement units to initial stockholder	11,500,000
Payment of costs of Public Offering	(5,644,071)
Net cash provided by financing activities	178,380,929

Net increase in cash	973,518
Cash at beginning of the period	-
Cash at end of the period	$973,518

Supplemental disclosure of non-cash financing activities:
Deferred underwriters' compensation	$5,175,000

See accompanying notes to interim financial statements

QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

1. INTERIM FINANCIAL INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2013 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Prospectus filed originally with the SEC on June 18, 2013.

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

The registration statement for the Company’s initial public offering was declared effective on August 8, 2013. On August 14, 2013, the Company consummated its initial public offering through the sale of 17,250,000 units (including 2,250,000 units sold pursuant to the underwriters’ exercise in full of their over-allotment option) at $10.00 per share (the “Public Offering”) and received gross proceeds of $172,500,000 (including $22,500,000 from the underwriters’ exercise in full of their over-allotment option) before deduction of the underwriters’ compensation of $5,175,000. Each unit consists of one share of the Company’s common stock (the “Public Shares”), and one redeemable common stock purchase warrant. Simultaneously with the consummation of the Public Offering, the Company sold 1,150,000 placement units to the Company’s Sponsor at $10.00 per share in a private placement (the “Private Placement”) and raised $11,500,000. See Note 4 – Public Offering and Private Placement.

Upon the closing of the Public Offering and the Private Placement, $177,075,000 was placed into a trust account (“Trust Account”). The proceeds placed into the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. Treasuries. The Trust Account is held at UBS Financial Services Inc., and maintained by Continental Stock Transfer & Trust Company, acting as trustee. Such proceeds will only be released to the Company upon the earlier of: (1) the consummation of a Business Combination and (2) a redemption to public shareholders prior to any voluntary winding-up in the event the Company does not consummate a Business Combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering (see Note 4), although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount equal to 102.6% of the gross proceeds of the Public Offering will be held in the Trust Account until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

 QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

2. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS – (continued)

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, is not required to submit the transaction for stockholder approval, unless otherwise required by law (or NASDAQ) and may proceed with a Business Combination if it is approved by the board of directors. Only in the event that the Company is required to seek stockholder approval in connection with a Business Combination, the Company will proceed with such Business Combination if a majority of the holders of outstanding shares of common stock that are voted vote in favor of the Business Combination. In connection with such a vote, the Company will provide our stockholders with the opportunity to redeem their Public Shares upon the consummation of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to us for working capital purposes or the payment of taxes, divided by the number of then outstanding Public Shares, subject to the limitations described within the registration statement and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed Business Combination. These shares of common stock have been recorded at redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with ASC 480 “Distinguishing Liabilities from Equity”. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The initial stockholders have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote its Founders Shares, placement shares and any Public Shares held, in favor of approving a Business Combination.

Our Sponsor, officers and directors have agreed that the Company will have only 16 months from the consummation of the Public Offering to consummate our Business Combination. However, if we anticipate that we may not be able to consummate our Business Combination within 16 months, we may extend the period of time to consummate a Business Combination twice, each by an additional four months, for an aggregate of eight additional months. In order to extend the time available for us to consummate our Business Combination, our Sponsor, or its affiliates or designees, would deposit an aggregate of $1.125 million (or approximately $0.065 per Public Share) for each four month extension into the Trust Account prior to the applicable deadline. In return, they would receive 112,500 extension units ($10.00 per unit), on the same terms as in the private placement that occurred simultaneously with the consummation of the Public Offering. An aggregate of 225,000 extension units could be issued in connection with the two extensions. Neither our Sponsor, nor any of its affiliates or designees, is obligated to purchase such units in order to extend the time for us to complete a Business Combination. If we are unable to consummate our Business Combination within the above time periods, we will (i) cease all operations except for the purposes of winding up of our affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for working capital, but net of any taxes, pro rata to our public stockholders by way of redemption of our Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation.

The initial stockholders have agreed to waive their redemption rights with respect to the Founder Shares and Private Placement shares (i) in connection with the consummation of a Business Combination, (ii) if we fail to consummate our Business Combination within 16 months from the consummation of the Public Offering (or up to 24 months in case of extensions), (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to the expiration of the 16 month period. However, if our initial stockholders acquire Public Shares during or after the Public Offering, they will be entitled to redemption rights with respect to such Public Shares if we fail to consummate a Business Combination within the required time period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not consummate a Business Combination within 16 months from the consummation of the Public Offering (or up to 24 months in case of extensions) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit.

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

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities”. At September 30, 2013, the Company has not commenced any operations nor generated revenue to date. All activity through September 30, 2013 relates to the Company’s formation and the Public Offering, and since August 14, 2013, the identification of potential target businesses and assets. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on the designated Trust Account.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and Private Placement, as calculated using the treasury stock method. For the periods presented, the effect of the warrants have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Offering costs

Offering costs related to the Public Offering, totaling $10,819,071 (including $5,175,000 of underwriting fees paid at closing and $5,175,000 of deferred underwriting compensation) through the balance sheet date have been charged to stockholders’ equity upon the completion of the Public Offering.

Redeemable common stock

All of the 17,250,000 common shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company's liquidation or tender offer/ stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against accumulated deficit and in the absence of accumulated deficit, by charges against paid-in capital.

Accordingly, at September 30, 2013, 16,373,500 of the 17,250,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.26 per share at September 30, 2013).

QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

There were no unrecognized tax benefits as of September 30, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

QUINPARIO ACQUISITION CORP.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

4. PUBLIC OFFERING AND PRIVATE PLACEMENT

On August 14, 2013, the Company sold 17,250,000 units (including 2,250,000 units sold pursuant to the underwriters’ exercise in full of their over-allotment option) at $10.00 per unit (“Units”) in the Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant. We did not register the shares of common stock issuable upon exercise of the warrants. However, we have agreed to use our best efforts to file and have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants, to maintain a current prospectus relating to those shares of common stock until the earlier of the date the warrants expire or are redeemed and, the date on which all of the warrants have been exercised and to qualify the resale of such shares under state blue sky laws, to the extent an exemption is not available. Each warrant will entitle the holder to purchase one share of common stock at an exercise price of $12.00 and will become exercisable on the later of (a) 30 days after the consummation of our Business Combination, or (b) 12 months from the closing of the Public Offering. The warrants will expire at 5:00 p.m., New York time, five years after the consummation of our Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to us and not placed in the Trust Account. The warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days prior written notice after the warrants become exercisable, only in the event that the last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.

In connection with the Public Offering, the Sponsor purchased 1,150,000 placement units, each consisting of one share of common stock and one warrant to purchase one share of our common stock exercisable at $12.00, at a price of $10.00 per unit ($11.5 million in the aggregate) in a private placement that occurred simultaneously with the consummation of the Public Offering. The purchase price of the placement units was added to the proceeds from the Public Offering and is being held in the Trust Account. If we do not complete a Business Combination within 16 months from the consummation of the Public Offering (or up to 24 months in case of extensions), the proceeds from the sale of the placement units held in the Trust Account will be used to fund the redemption of our Public Shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to the placement shares or warrants, which will expire worthless.

The placement units, the extension units and the component securities contained therein will not be transferable, assignable or salable until 30 days after the consummation of our initial business combination and the placement warrants and the extension warrants will be non-redeemable so long as they are held by our Sponsor or its affiliates or designees. If the placement units or extension units are held by someone other than the initial holders, or their respective permitted transferees, the placement warrants or extension warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. The Company intends to classify the private placement warrants within permanent equity as additional paid-in capital in accordance with ASC 815-40 Derivatives and Hedging.

5. RELATED PARTY TRANSACTIONS

In order to finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate a Business Combination, we would repay such loaned amounts. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment, other than the interest income earned thereon. Up to $750,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the placement warrants. The terms of such loans by our Sponsor or an affiliate of our Sponsor or officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

On June 14, 2013, the Company issued an unsecured promissory note of up to $250,000 to Quinpario Partners LLC. The loans issued under this agreement were non-interest bearing and payable in full at the earlier of (i) December 31, 2013 or (ii) the closing of the Public Offering. All outstanding draws against the promissory note in the aggregate amount of $232,139 were repaid at the closing of the Public Offering.

Quinpario Partners LLC had also paid $123,915 of expenses on behalf of the Company for travel costs and other administrative expenses since inception. As of September 30, 2013, all amounts have been repaid to Quinpario Partners LLC.

QUINPARIO ACQUISITION CORP.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

5. RELATED PARTY TRANSACTIONS – (continued)

On May 31, 2013, the Company issued 6,208,333 shares of common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. These shares include up to 75,000 shares of common stock which are subject to forfeiture in the event that the extension units are not purchased (or 37,500 Founder Shares per extension), so that the Sponsor and its permitted transferees will own 25% of the Company’s issued and outstanding common stock after the Public Offering.

The Founder Shares are identical to the shares of common stock included in the Units sold in the Public Offering, except that (1) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (2) our initial stockholders have agreed: (i) to waive their redemption rights with respect to their Founder Shares, placement shares and Public Shares in connection with the consummation of a Business Combination and (ii) to waive their redemption rights with respect to their Founder Shares and placement shares if we fail to consummate a Business Combination within 16 months from the consummation of the Public Offering (or up to 24 months in case of extensions). However, our initial stockholders will be entitled to redemption rights with respect to any Public Shares held if we fail to consummate a Business Combination within such time period. If we submit our Business Combination to our public stockholders for a vote, our initial stockholders have agreed to vote their Founder Shares, placement shares and any Public Shares held in favor of our Business Combination.

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

The initial stockholders will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Public Offering. The initial stockholders will be entitled to demand registration rights and certain “piggy-back” registration rights with respect to their shares of common stock, the warrants and the common shares underlying the warrants, commencing on the date such common stock or warrants are released from lockup. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Commencing on August 9, 2013, the date that our securities were first listed on NASDAQ, the Company agreed to pay Quinpario Partners LLC a total of $10,000 per month for office space, administrative services and secretarial support. Upon consummation of our Business Combination or our liquidation, we will cease paying these monthly fees.

6. COMMITMENTS & CONTINGENCIES

The Company paid an underwriting discount of three percent (3.0%) of the public unit offering price to the underwriters at the closing of the Public Offering. In addition, the underwriters will be entitled to a deferred fee of three percent (3.0%) of the Public Offering payable in cash upon the closing of a Business Combination, which is reflected in the accompanying balance sheet.  The underwriters will not be entitled to any interest accrued on the deferred discount.

7. TRUST ACCOUNT

Upon the closing of the Public Offering and the Private Placement of the placement units, a total of $177,075,000 was placed in the Trust Account. All proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. Treasuries.

QUINPARIO ACQUISITION CORP.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

7. TRUST ACCOUNT – (continued)

As of September 30, 2013, the trust proceeds are invested directly in U.S. government securities with a maturity of 180 days or less, which consist of $177,080,550 in U.S. Treasury Bills and $649 of cash equivalents. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, gross unrealized holding gains and fair value of held-to-maturity securities at September 30, 2013 are as follows:

		Unrealized
	Carrying	Holding	Fair
	Amount	Gain	Value
Held-to-maturity
U.S. Treasury Securities - September 30, 2013	$177,080,550	$15,595	$177,096,145

8. FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Cash Equivalents and Investments Held in Trust Account

The fair values of the Company’s U.S. Treasury Bills and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of September 30, 2013

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities held in Trust	$177,096,145	$177,096,145	—	—
Total	$177,096,145	$177,096,145	—	—

QUINPARIO ACQUISITION CORP.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

9. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 43,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share. At September 30, 2013, there were 8,234,833 common shares outstanding, which excludes 16,373,500 shares of common stock subject to possible redemption.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2013, the Company has not issued any preferred shares.

10. SUBSEQUENT EVENTS

Management has approved the interim financial statements and performed an evaluation of subsequent events through November 12, 2013, the date the interim financial statements were available for issuance, noting no additional items which require adjustment or disclosure.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company formed on May 31, 2013 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We are actively searching for a target business for our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the Public Offering and the Private Placement of the placement units and the extension units (if applicable), our capital stock, debt or a combination of cash, stock and debt.

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

For the three months ended September 30, 2013, we had net losses of $196,641 which consist of formation and operating costs, offset by interest income of $6,199 on the Trust Account.  For the period from May 31, 2013 (inception) through September 30, 2013, we had net losses of $213,803 which consist of formation and operating costs, offset by interest income of $6,199 on the Trust Account.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the Founder Shares to Quinpario Partners I, LLC (“Sponsor”), loans and advances from Quinpario Partners LLC, an affiliate of our Sponsor, totaling $356,054 and $1,295,383 of working capital from the gross proceeds of the Public Offering. As of the date of this filing, all loans and advances have been repaid to Quinpario Partners LLC from the net proceeds of the Public Offering.

On August 14, 2013, we consummated our Public Offering of 17,250,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private placement of 1,150,000 placement units to our Sponsor for $11,500,000. We received net proceeds from our Public Offering and the sale of the placement units of $178,370,383, net of the non-deferred portion of the underwriting commissions of $5,175,000 and offering costs and other expenses of $454,617. For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Part II, Item 2 of this report.

We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with additional working capital to identify one or more target businesses, conduct due diligence and complete our initial business combination, as well as to pay any taxes that we may owe. As described elsewhere in this Report, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The current low interest rate environment has made it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our Initial Business Combination. As a result, we may need to seek additional capital to continue our operations. If additional capital is required, we intend to borrow sufficient funds from Quinpario Partners, LLC or the management team to operate until we close our initial Business Combination. Neither Quinpario Partners, LLC nor our management team is under any obligation to advance funds to us. Up to $750,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the placement warrants. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

For the period from August 14, 2013 (consummation of our IPO) through September 30, 2013, we disbursed an aggregate of $344,675 out of the proceeds of our Public Offering not held in trust and the proceeds from the sale of the Founder Shares, for legal expenses, accounting expenses and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses. As of September 30, 2013, there was $973,518 remaining in our working capital account not held in trust.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 payable to Quinpario Partners LLC for office space, administrative services and secretarial support.

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

Development stage company

The Company is considered to be in the development stage and complies with the reporting requirements of FASB ASC 915, “Development Stage Entities”. At September 30, 2013, the Company has not commenced any operations nor generated revenue to date. All activity through September 30, 2013 relates to the Company’s formation and the Public Offering, and since August 14, 2013, the identification of potential target businesses and assets. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on the designated Trust Account.

Redeemable common stock

All of the 17,250,000 common shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company's liquidation or tender offer/ stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against accumulated deficit and in the absence of accumulated deficit, by charges against paid-in capital.

Accordingly, at September 30, 2013, 16,373,500 of the 17,250,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.26 per share at September 30, 2013).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are a blank check company incorporated on May 31, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were considered in the development stage at September 30, 2013. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to significant risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our Public Offering held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 14, 2013, the Sponsor purchased 1,150,000 placement units (“Placement Units”), each consisting of one share of common stock and one warrant to purchase one share of our common stock exercisable at $12.00, at a price of $10.00 per unit ($11.5 million in the aggregate) in a private placement that occurred simultaneously with the consummation of the Public Offering. The purchase price of the Placement Units was added to the proceeds from the Public Offering and are being held in the Trust Account. If we do not complete a Business Combination within 16 months from the consummation of the Public Offering (or up to 24 months in case of extensions), the proceeds from the sale of the Placement Units held in the Trust Account will be used to fund the redemption of our Public Shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to the placement shares or warrants, which will expire worthless. The sale of the Placement Units was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

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

We paid a total of $5,175,000 in underwriting discounts and commissions and $454,617 for other costs and expenses related to the offering and general and administrative expenses. In addition, the Underwriters agreed to defer $5,175,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination, if consummated. We also repaid all loans and advances outstanding to an affiliate of our Sponsor (an entity controlled by our officers and directors) from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $5,175,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination, if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of the Placement Units was $178,370,383, of which $177,075,000 (or approximately $10.26 per unit sold in the initial public offering) was placed in the Trust Account. The remaining amount of $1,295,383 is being held outside the trust account and will be used to fund the Company’s operating expenses. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

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

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (eXtensible Business reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINPARIO ACQUISITION CORP.

Dated: November 12, 2013	/s/ Jeffry N. Quinn
Jeffry N. Quinn President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2013	/s/ D. John Srivisal
D. John Srivisal Chief Financial Officer (Principal Financial Officer)