Form 10-K
period 2013-12-31
Quinpario Acquisition Corp.
filed 2014-03-07
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36051

 QUINPARIO ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	46-2888322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Quinpario Partners I, LLC 12935 N. Forty Drive, Suite 201 St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (314) 458-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $.0001 per share	The Nasdaq Capital Market LLC
Warrants to purchase Common Stock	The Nasdaq Capital Market LLC
Units (Common Stock and Warrants)	The Nasdaq Capital Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒   No ☐

The aggregate market value of the shares of common stock (which were the only trading voting and non-voting common equity) outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing sales price for the Registrant’s shares of common stock on December 31, 2013, as reported on the Nasdaq Capital Market, was $174,225,000.  As of March 7, 2014 there were 24,608,333 shares of common stock, par value $.0001 per share, of the Registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•
failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance following this offering.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise provided in this Annual Report on Form 10-K:

•	references to “we,” “us,” “company” or “our company” refer to Quinpario Acquisition Corp.;

•
references to our “sponsor” refer to Quinpario Partners I, LLC, a Delaware limited liability company formed for the express purpose of acting as the sponsor of the public offering. The managing member of our sponsor is Quinpario Partners LLC, and the managing member of Quinpario Partners LLC is our Chairman and Chief Executive Officer, Jeffry N. Quinn;

•
references to “extension units” are to an aggregate of up to 225,000 extension units which may be purchased separately by our sponsor or its affiliates or designees in the event we are unable to consummate our initial business combination within 16 months of the consummation of the public offering, each extension unit consisting of one extension share and one extension warrant;

•
references to “founder shares” are to 6,208,333 shares of our common stock sold by us to our sponsor, 469,000 of which have been transferred by our sponsor to our independent directors and to certain employees of an affiliate of our sponsor, and up to 75,000 founder shares which are subject to forfeiture by our sponsor (but not its transferees) in the event that the extension units are not purchased;

•	references to “initial holder” are to our sponsor, who purchased placement units in the private placement;

•	references to our “initial stockholders” refer to our sponsor, our officers, directors and employees of an affiliate of our sponsor that hold founder shares;

•	references to our “management” or our “management team” refer to our officers and certain of our directors;

•	references to our “public shares” are to shares of our common stock sold as part of the units in the public offering (whether they were purchased in the offering or thereafter in the open market);

•
references to “public stockholders” refer to the holders of our public shares, which may include our initial stockholders and members of our management team if and to the extent our initial stockholders and/or members of our management team purchase public shares, provided that any of our initial stockholders’ and a member of management’s status as a “public stockholder” shall only exist with respect to such public shares;

•
references to “private placement” refer to the private placement of 1,150,000 placement units purchased by our sponsor, that occurred simultaneously with the consummation of the public offering for a purchase price of $10.00 per placement unit for a total purchase price of $11,500,000;

•
references to “placement units” are to an aggregate of 1,150,000 units that were purchased separately by our sponsor in the private placement, each placement unit consisting of one placement share and one placement warrant;

•	references to “placement shares” are to an aggregate of 1,150,000 shares of our common stock included within the placement units that were purchased separately by our sponsor; and

•
references to “placement warrants” are to warrants to purchase an aggregate of 1,150,000 shares of our common stock included within the placement units that were purchased separately by our sponsor in the private placement.

PART I

Item 1.         BUSINESS

Introduction

We are a newly organized blank check company formed in May 2013 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. Over the course of their careers, the members of our management team and board of directors have developed a broad international network of contacts and corporate relationships we believe will serve as a useful source of investment opportunities. We will seek to capitalize on the global network and investing and operating experience of our management team and board of directors to identify, acquire and operate one or more businesses in the specialty chemicals and performance materials industries within or outside of the United States, although we will consider a business combination outside these industries if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company. We have conducted no operations and have generated no revenues to date and we will not generate operating revenues at the earliest until we consummate our initial business combination.

To date our efforts have been limited to organizational activities, activities relating to our initial public offering (the “Public Offering”) and activities relating to identifying and evaluating prospective acquisition candidates.  The registration statement for the Company’s IPO was declared effective on August 8, 2013.  On August 14, 2013, the Company consummated its Public Offering through the sale of 17,250,000 units (including 2,250,000 units sold pursuant to the underwriters’ exercise in full of their over-allotment option) at $10.00 per share and received gross proceeds of $172,500,000 (including $22,500,000 from the underwriters’ exercise in full of their over-allotment option) before deduction of the underwriters’ compensation of $5,175,000.  Each unit consists of one share of the Company’s common stock (the “Public Shares”), and one redeemable common stock purchase warrant.  Simultaneously with the consummation of the Public Offering, the Company sold 1,150,000 placement units to the Company’s Sponsor at $10.00 per share in a private placement (the “Private Placement”) and raised $11,500,000.

Upon the closing of the Public Offering and the Private Placement, $177,075,000 was placed into a trust account (“trust account”). The proceeds placed into the trust account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. Treasuries. The trust account is held at UBS Financial Services Inc., and maintained by Continental Stock Transfer & Trust Company, acting as trustee. Such proceeds will only be released to the Company upon the earlier of: (1) the consummation of an initial business combination and (2) a redemption to public shareholders prior to any voluntary winding-up in the event the Company does not consummate an initial business combination.

We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, our management team’s network and investing and operating experience do not guarantee a successful initial business combination. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed. Past performance by our management team is not a guarantee of success with respect to any business combination we may consummate.

We anticipate structuring a business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business, but we intend to consummate such business combination if we (or any entity that is a successor to us in a business combination) acquire a majority of the outstanding voting securities or assets of the target with the objective of making sure that we are not required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, based on the fact that less than 40% of our assets will be defined as investment securities under the provisions of that statute. Even though we will own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. The Nasdaq rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not independently able to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, with respect to the satisfaction of such criteria. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be required to consummate a business combination with a target whose fair market value equals at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on the income earned on the trust account).

Business Strategy

Our management team intends to focus on acquiring companies that will increase stockholder value by growing revenue (through organic growth and acquisitions) and improving the efficiency of business operations of the acquired company. We intend to focus primarily on acquiring companies valued between $300 million and $1 billion of enterprise value. We believe that the acquisition and operation of an established business will provide a foundation from which to build a diversified business platform. Consistent with this strategy, we believe the following general criteria and guidelines are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

•
Opportunities for Platform Growth: We will seek to acquire one or more businesses or assets, both within and outside of the specialty chemical and performance material industries, that we can grow both organically and through acquisitions. Particularly in regard to the specialty chemicals and performance materials industries, we may initially consider those sectors that complement our management team’s background, such as composites and carbon fibers, filtration and biomaterials, alternative energy and storage, specialty films and packaging, ceramics and inorganics, plastics and compounds, electronic chemicals and materials, specialty resins and plastics, chemicals and additives, and specialty fluids and lubricants.

•
History of and Potential for Strong Free Cash Flow Generation: We will seek to acquire one or more businesses that have the potential to generate strong free cash flow (i.e., companies that typically generate cash in excess of that required to maintain or expand the business’s asset base). We will focus on one or more businesses that have recurring revenue streams and low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

•
Established Companies with Proven Track Records: We will seek to acquire established companies, particularly those focused on industries connected to the specialty chemicals and performance materials industries with sound historical financial performance, although we will consider a business combination outside these industries if a business combination candidate is presented to us and we determine that such candidate has sound historical financial performance. We will typically focus on companies with a history of strong operating and financial results. Although we are not restricted from doing so, we do not intend to acquire start-up companies.

•
Experienced and Motivated Management Teams: We will seek to acquire businesses that have strong, experienced management teams with a substantial personal economic stake in the performance of the acquired business. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We will focus on companies where we expect that the operating expertise of our officers and directors will complement the target’s management team.

•
Strong Competitive Industry Position: We will seek to acquire businesses focused on the specialty chemicals and performance materials industries that have strong fundamentals, although we will consider a business combination outside these industries if a business combination candidate is presented to us and we determine that such candidate encompasses strong fundamentals. The factors we will consider include growth prospects, competitive dynamics and position, level of consolidation, need for capital investment, potential for improvement and barriers to entry. We will focus on companies that have a leading or niche market position. We will analyze the strengths and weaknesses of target businesses relative to their competitors, focusing on technology, global positioning, product quality and services, customer loyalty, cost impediments associated with customers switching to competitors, intellectual property protection and brand positioning. We will seek to acquire one or more businesses that demonstrate advantages or have the potential to become advantaged when compared to their competitors, which may help to protect their market position and profitability.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Our executive officers all have deep knowledge of the chemicals and performance materials industries, experience in managing global businesses, and experience operating in a public-company environment. Moreover, they have experience with mergers and acquisitions, including business and financial analysis, negotiations, structuring and execution. Additionally, they are all partners in Quinpario Partners LLC, a privately owned investment and operating company founded by our Chairman, President and Chief Executive Officer, Jeffry N. Quinn, and focused on the specialty chemicals and performance materials sector. Mr. Quinn and his partners formed Quinpario after leaving Solutia Inc. (formerly NYSE: SOA), a global specialty chemical and performance materials company, following its sale to Eastman Chemical Company (NYSE: EMN). Mr. Quinn was Solutia’s Chairman, President and Chief Executive Officer, and our four other managers were also senior executives of Solutia. All have corporate management experience, extensive operational expertise and significant transactional experience.

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. In addition, our officers and directors have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions), and liquidated the trust account and distributed the proceeds to our public shareholders.

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act) and will remain such for up to five years. If our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or the market value of our common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards.

Effecting Our Initial Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of our Public Offering and the Private Placement of the placement units, the purchase of the extension units (if any), our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We will seek to acquire established companies that have demonstrated sound historical financial performance. Although we are not restricted from doing so, we do not intend to acquire start-up companies. In the event we did acquire such a company, we would be subject to the numerous risks inherent in such companies and businesses, which we would disclose in the tender offer or proxy materials.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with and contemporaneous with the consummation of our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Sources of Acquisition Candidates

We believe there are numerous candidates in industries involved with our acquisition focus that present opportunities for acquisition and value enhancement by our management team, board of directors and advisors. We may consider a target business both within and outside of the United States.

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, including publicly available information relating to our Public Offering, public relations and marketing efforts or direct contact by management.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our initial stockholders or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than the up to $10,000 per month for office space, administrative services and other incurred expenses relating to our operations payable to Quinpario Partners LLC, an affiliate of our sponsor. None of our initial stockholders, officers, directors and any of their respective affiliates will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial stockholders, officers or directors. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with our initial stockholders, or an affiliate of our initial stockholders, in the pursuit of an initial business combination. In the event we seek to complete an initial business combination with such a company or we partner with an initial stockholder or an affiliate of an initial stockholder in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA that such an initial business combination is fair to our stockholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.

Selection of a target business and structuring of our initial business combination

Subject to the Nasdaq requirement that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be required to consummate a business combination with a target whose fair market value equals to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on the income earned on the trust account). In any case, we intend to consummate our initial business combination only if we (or any entity that is a successor to us in a business combination) will acquire a majority of the outstanding voting securities or assets of the target with the objective of making sure that we are not required to register as an investment company under the Investment Company Act based on the fact that less than 40% of our assets will be defined as investment securities under the provisions of that statute. We will seek to acquire established companies that have demonstrated sound historical financial performance. Although we are not restricted from doing so, we do not intend to acquire start-up companies. To the extent we effect a business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that members of our management team will have experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve a business combination

We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. Therefore we do not intend to seek stockholder approval before we effect our initial business combination as not all business combinations require stockholder approval under applicable state law.

However, we will seek stockholder approval, if it is required by law or Nasdaq, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a table of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase public shares following the consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account. Our initial stockholders, directors, officers or their affiliates may also purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material nonpublic information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act, or in transactions which would violate Section 9(a)(2) or Rule 10(b)-5 under the Exchange Act. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our initial stockholders, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (i) increase the likelihood of obtaining stockholder approval of the business combination, or (ii) where the purchases are made by our initial stockholders, directors, officers or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.

As a consequence of any such purchases by us:

•	the funds in our trust account that are so used will not be available to us after the business combination;

•
the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the continued listing of our securities on Nasdaq or another national securities exchange in connection with our initial business combination;

•
because the stockholders who sell their shares in a privately negotiated transaction may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the deferred underwriting commissions or franchise or income taxes payable, our remaining stockholders may bear the entire payment of such deferred commissions and franchise or income taxes payable.  That is, if we seek stockholder approval of our initial business combination, the redemption price per share payable to public stockholders who elect to have their shares redeemed will be reduced by a large percentage of the franchise or income taxes payable than it would have been in the absence of such privately negotiated transactions, and stockholders who do not elect to have their shares redeemed and remain our stockholders after the business combination will bear the economic burden of the deferred commissions and franchise or income taxes payable because such amounts will be payable by us; and the payment of any premium would result in a reduction in book value per share for the remaining stockholders compared to the value received by stockholders that have their shares purchased by us at a premium.

Our initial stockholders, officers, directors and/or their affiliates anticipate that they will identify the public stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the public stockholders contacting us directly or by our receipt of redemption requests submitted by such public stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our initial stockholders, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Pursuant to the terms of such arrangements, any shares so purchased by our initial stockholders, officers, advisors, directors and/or their affiliates would then revoke their election to redeem such shares. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash.

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes or the payment of taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.26 per public share. Our initial stockholders and initial holder have each agreed with respect to the founder shares and the placement shares held by them to waive their respective redemption rights in connection with the consummation of our initial business combination.

Manner of Conducting Redemptions

Unlike many blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even if not required by law or Nasdaq, if a stockholder vote is not required by law or Nasdaq and we do not decide to hold a stockholder vote for business or other reasons, we shall, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of the proposed business combination, and

•
file tender offer documents with the SEC prior to consummating our initial business combination that will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In connection with the consummation of our business combination, we may redeem pursuant to a tender offer up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all common stock that is validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares of common stock pursuant to the tender offer and all shares of common stock will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our common stock electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our stockholders, not just our public stockholders. Our initial stockholders and initial holder have agreed to waive their redemption rights with respect to their founder shares, placement shares and public shares in connection with any such tender offer.

If, however, stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, we will:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon consummation of the initial business combination.

If we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our initial stockholders have agreed to vote their founder shares and placement shares and any public shares held by them in favor of our initial business combination. Additionally, each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest but less interest withdrawn for working capital purposes, to pay taxes or dissolution costs and subject to certain volume limitations, as described below. In addition, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares, placement shares and public shares in connection with the consummation of a business combination.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem our public shares if we do not complete our initial business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment as described herein.

Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the number of shares voted, against their initial business combination by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. Since we have no such specified maximum redemption threshold and since even those public stockholders who vote in favor of our initial business combination will have the right to redeem their public shares, our structure is different in this respect from the structure that has been used by many blank check companies. This may make it easier for us to consummate our initial business combination. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Limitation on redemption upon consummation of a business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 20.0% or more of the shares sold in our Public Offering. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding an aggregate of 20.0% or more of the shares sold in our Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem only up to 20.0% of the shares sold in our Public Offering, we believe we will limit the ability of a small number of stockholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of a business combination.

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate a business combination with a different target until 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions).

Redemption of public shares and liquidation if no initial business combination

Our initial stockholders, officers and directors have agreed that we will have only 16 months from the consummation of our Public Offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 16 months, we may extend the period of time to consummate a business combination by up to an additional 8 months. If we are unable to consummate our initial business combination within the above time periods, we will distribute the aggregate amount then on deposit in the trust account, pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. If we have not consummated a business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions), or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although, we expect all or substantially all of the interest released to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our initial stockholders and initial holder have each agreed to waive their respective redemption rights with respect to the founder shares and placement shares (i) in connection with the consummation of our initial business combination, (ii) if we fail to consummate a business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions), (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to the expiration of the 16 month (or extended) period. However, if our initial stockholders, or any of our officers, directors or affiliates acquire public shares, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions from us with respect to our founder shares, placement shares, extension shares, if any, or warrants, which will otherwise expire worthless in the event we do not consummate a business combination within the allotted month time period. We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $741,632 of proceeds held outside the trust account (as of December 31, 2013) and interest income on the balance of the trust account (net of any taxes payable) that will be released to us to fund our working capital requirements, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our Public Offering, other than the proceeds deposited in the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.26. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than approximately $10.26. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

If we do not obtain a waiver from a third party, we will obtain the written consent of Quinpario Partners LLC before our entering into an agreement with such third party. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where Quinpario Partners LLC executes a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, pursuant to a written agreement, Quinpario Partners LLC and Jeffry N. Quinn have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive transaction agreement, reduce the amounts in the trust account to below $10.26 per share, except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Quinpario Partners LLC and Jeffry N. Quinn will not be responsible to the extent of any liability for such third party claims. We cannot assure you, however, that Quinpario Partners LLC or Jeffry N. Quinn would be able to satisfy those obligations.

In the event that the proceeds in the trust account are reduced below $10.26 per public share and Quinpario Partners LLC asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Quinpario Partners LLC to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Quinpario Partners LLC to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.26 per public share.

We will seek to reduce the possibility that Quinpario Partners LLC will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Quinpario Partners LLC will also not be liable as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $741,632 remaining from the proceeds of our Public Offering (as of December 31, 2013), and any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions) may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination within 16 months (or up to 24 months in case of extensions) from the consummation of our Public Offering is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated a business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions), or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although, we expect all or substantially all of such interest released to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 16th month (or up to our 24th month in the event of extensions) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, Quinpario Partners LLC and Jeffry N. Quinn may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $10.26 per public share less any per-share amounts distributed from our trust account to our public stockholders in the event we are unable to consummate a business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions), and will not be liable as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Quinpario Partners LLC and Jeffry N. Quinn will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.26 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not consummate a business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions) or if they redeem their respective shares for cash upon the consummation of the initial business combination. Also, our management may cease to pursue a business combination prior to the expiration of the 16 month (or extended) period (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial business combination. In addition, the number of our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have five executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

The Company registered its securities under the Exchange Act, and has reporting obligations, including the requirement that we file annual and quarterly reports with the SEC.  The public may read and copy materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm.  You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although if our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or if the market value of our common stock that are held by non-affiliates exceeds $700 million on the last day of our second fiscal quarter, we would cease to be an “emerging growth company” as of the following fiscal year.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2014. Only in the event we are deemed to be a large accelerated filer or an accelerated filer would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.     RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below and all of the other information contained in this report before, deciding to invest in our units, common stock and warrants. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a newly formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses focused on the specialty chemicals and performance materials industries. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

The financial statements included in this Annual Report do not take into account the consequences to the Company of a failure to complete an initial business combination by December 9, 2014.

The financial statements included in this Annual Report on Form 10-K have been prepared assuming that we would continue as a going concern. As discussed in Note 1 to the Notes to the Company’s financial statements for the year ended December 31, 2013, the Company will cease all operations, except for the purpose of winding up, redeem all public shares outstanding and dissolve and liquidate in the event that the Company does not consummate an initial business combination by December 9, 2014. The possibility of an initial business combination not being consummated raises some doubt as to our ability to continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law or Nasdaq, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except for as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the founders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares and placement shares, as well as any public shares held by them, in favor of our initial business combination. Our initial stockholders own shares equal to 29.9% of our issued and outstanding shares of common stock (which includes 1,150,000 placement shares). Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares and placement shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may consummate a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although each of our initial stockholders and initial holder has agreed to waive its respective redemption rights with respect to the founder shares and, placement shares, (i) in connection with the consummation of our initial business combination, (ii) if we fail to consummate our initial business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions), (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to the expiration of the 16 month (or extended) period. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of a larger number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the consummation of our business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate or you are able to sell your stock in the open market. If you were to attempt to sell your stock in the open market at such time our stock may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate.

The requirement that we complete a business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions) may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions). Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into a business combination on terms that we might have rejected upon a more comprehensive investigation.

We may not be able to consummate a business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our initial stockholders, officers and directors have agreed that we must complete our initial business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions). We may not be able to find a suitable target business and consummate a business combination within such time period. If we have not consummated a business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions), or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although we expect all or substantially all of such interest to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor or its affiliates or designees may be unable or unwilling to expend the funds needed to extend our ability to consummate an initial business combination beyond 16 months from the consummation of our Public Offering.

We have 16 months from the consummation of our Public Offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 16 months, we may extend the period of time to consummate a business combination twice, each by an additional four months, for an aggregate of eight additional months. In order to extend the time available for us to consummate our initial business combination, our sponsor, or its affiliates or designees, is required to deposit an aggregate of $1.125 million (or approximately $0.065 per public share) for each four month extension into the trust account prior to the applicable deadline. In return, they would receive 112,500 placement units ($10.00 per unit), on the same terms as in the private placement that occurred simultaneously with the consummation of our Public Offering. An aggregate of 225,000 placement units could be issued in connection with the two extensions. Neither our sponsor, nor any of its affiliates or designees, is obligated to purchase such units in order to allow us to extend the time for us to complete our initial business combination. If we have not yet consummated an initial business combination and our sponsor, its affiliates or designees are either unable or unwilling to expend the funds described above in order to extend beyond our 16 month window, we would be forced to distribute the aggregate amount then on deposit in the trust account, pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs.

If we are unable to complete our initial business combination within the prescribed time frame, our warrants will expire worthless.

Our outstanding warrants may not be exercised until after the completion of our initial business combination and are not entitled to participate in the redemption of the shares of our common stock conducted in connection with the consummation of our business combination, our warrants will expire worthless if we are unable to consummate a business combination within the 16 month time period (or up to 24 months in case of extensions), or earlier if our board resolves to liquidate and dissolve in connection with a failed business combination.

If we seek stockholder approval of our business combination, we, our initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares of common stock from public stockholders, in which case we or they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase public shares following consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules. Our initial stockholders, directors, officers or their affiliates may also purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our initial stockholders, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Although neither we nor any of our initial stockholders, directors, officers or their respective affiliates currently anticipate paying any premium purchase price for such public shares, in the event we or they do, the payment of a premium may not be in the best interest of those stockholders not receiving any such additional consideration. In addition, the payment of a premium by us after the consummation of our initial business combination may not be in the best interest of the remaining stockholders who do not redeem their shares.

Such stockholders will experience a reduction in book value per share compared to the value received by stockholders that have their shares purchased by us at a premium.

The purpose of such purchases would be to: (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii), where the purchases are made by our initial stockholders, directors, officers or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.

Our purchases of common stock in privately negotiated transactions would reduce the funds available to us after the business combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may privately negotiate transactions to purchase shares effective immediately following the consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules with proceeds released to us from the trust account immediately following consummation of the initial business combination. As a consequence of such purchases, the funds in our trust account that are so used will not be available to us after the business combination.

Purchases of common stock in the open market or in privately negotiated transactions by us or our initial stockholders, directors, officers or their affiliates may make it difficult for us to continue to list our common stock on Nasdaq or another national securities exchange.

If we or our initial stockholders, directors, officers or their affiliates purchase shares of our common stock in the open market, in privately negotiated transactions, it would reduce the public “float” of our common stock and the number of beneficial holders of our common stock, which may make it difficult to maintain the listing or trading of our common stock on a national securities exchange if we determine to apply for such listing in connection with the business combination. Although we do not expect to make any purchases that would cause us to become non-compliant with Nasdaq’s continued listing rules, if the number of our public holders falls below 300 or if the total number of shares held by non-affiliates is less than 500,000, we will be non-compliant with Nasdaq’s continued listing rules and our common stock would be de-listed.

Our purchases of common stock in privately negotiated transactions may have negative economic effects on our remaining public stockholders.

If we seek stockholder approval of our business combination and purchase shares in privately negotiated transactions from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account, our remaining public stockholders will bear the economic burden of the franchise and income taxes payable. In addition, our remaining public stockholders following the consummation of a business combination will bear the economic burden of the deferred underwriting discount as well as the amount of any premium we may pay to the per-share pro rata portion of the trust account using funds released to us from the trust account following the consummation of the business combination. This is because the stockholders from whom we purchase shares in privately negotiated transactions may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the franchise and income taxes or the deferred underwriting discount and, in the case of purchases at a premium, have received such premium. However, we will not make any such purchase if the effect thereof would reduce the amount in the trust account available to redeeming stockholders to less than $10.26 per share.

You will not have any rights to or interest in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the expiration or termination of any tender offer conducted by us in connection with a proposed business combination not otherwise withdrawn; (iii) the redemption of our public shares if we are unable to consummate a business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions), subject to applicable law; or (iv) otherwise upon our liquidation or in the event our board of directors resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior to the expiration of the 16 month (or extended) period (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination within 16 months (or up to 24 months in case of extensions) from the date of our Public Offering is not consummated for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 16 months (or up to 24 months in case of extensions) before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Public Offering are intended to be used to complete an initial business combination with a target business that has not been identified, we are deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5.0 million and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us, unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold an aggregate of 20.0% or more of our common stock issued in the Public Offering, you will lose the ability to redeem all such shares in the aggregate of 20.0% or more of our common stock issued in the Public Offering.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 20.0% or more of the shares sold in our Public Offering. We refer to such shares aggregating 20.0% or more of the shares sold in the offering as “Excess Shares”. Your inability to redeem any Excess Shares will reduce your influence over our ability to consummate a business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our business combination. And as a result, you will continue to hold that number of shares aggregating 20.0% or more and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.26 per share on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Public Offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.26 per share on our redemption, and our warrants will expire worthless.

If the net proceeds available to us outside of the trust account, plus the amounts representing interest income earned on the trust account we are entitled to withdraw are insufficient to allow us to operate for the next 16 to 24 months, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus any amounts representing interest income earned on the trust account we are entitled to withdraw, may not be sufficient to allow us to operate for the next 16 to 24 months, assuming that our initial business combination is not consummated during that time. We believe that the funds available to us outside of the trust account as of December 31, 2013, plus the amounts we are entitled to withdraw for operating expenses will be sufficient to allow us to operate for at least the next 16 to 24 months; however, we cannot assure you of this. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we will depend, in part, on interest earned on the trust account to fund our search, to pay our franchise and income taxes and to complete our initial business combination.

Of the net proceeds of our Public Offering, only $741,632 (as of December 31, 2013) remains available to fund our working capital requirements. We may be dependent on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we may need to identify one or more target businesses and to complete our initial business combination, as well as to pay any franchise and income taxes that we may owe. The current interest rate environment may make it more difficult for us to generate sufficient interest from the proceeds in the trust account to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our sponsor, our initial stockholders or management team to operate or may be forced to liquidate. None of our sponsor, our initial stockholders or our management team is under any obligation to advance funds to us in such circumstances.

Subsequent to our consummation of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $10.26 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. If we do not obtain a waiver from a third party, we will obtain the written consent of Quinpario Partners LLC before our entering into an agreement with such third party.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where Quinpario Partners LLC executes a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the approximately $10.26 per share initially held in the trust account, due to claims of such creditors. Pursuant to a written agreement, Quinpario Partners LLC and Jeffry N. Quinn have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.26 per share except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Quinpario Partners LLC and Jeffry N. Quinn will not be responsible to the extent of any liability for such third party claims. However, we have not asked Quinpario Partners LLC and Jeffry N. Quinn to reserve for such indemnification obligations and we cannot assure you that Quinpario Partners LLC or Jeffry N. Quinn would be able to satisfy those obligations.

Our directors may decide not to enforce the indemnification obligations of Quinpario Partners LLC, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.26 per public share and Quinpario Partners LLC asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Quinpario Partners LLC to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Quinpario Partners LLC to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.26 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.26 per share on our redemption, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination within 16 months (or up to 24 months in case of extensions) from the consummation of our Public Offering may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following our 16th month (or 24th month in case of extensions) in the event we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination within 16 months from the consummation of our Public Offering (or up to 24 months in case of extensions) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate a business combination, and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We did not register the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We did not register the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, under certain circumstances specified in the warrant agreement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to issue cash, securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and initial holder may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to the registration rights agreement entered into concurrently with the closing of our Public Offering, our initial stockholders, initial holder and their permitted transferees can demand that we register the founder shares, placement units, placement shares and placement warrants, and the shares of common stock issuable upon exercise of the placement warrants, as well as the extension units and their component securities, as the case may be. The registration rights will be exercisable with respect to the founder shares, the placement units, placement shares and the placement warrants and the shares of common stock issuable upon exercise of such placement warrants as well as the extension units and their component securities, as the case may be, at any time commencing upon the date that such shares are released from transfer restrictions. We will bear the cost of registering these securities. If such persons exercise their registration rights in full, there will be an additional 7,283,333 shares of common stock (assuming no extension) and up to 1,150,000 shares of common stock issuable on exercise of the placement warrants eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders are registered.

Because we have not selected a particular business within the specialty chemicals and performance materials industries, or any other industry or any specific target businesses with which to pursue a business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We will seek to consummate a business combination with an operating company in the United States in the specialty chemicals and performance materials industries, but may also pursue acquisition opportunities in other business sectors or geographic regions, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate a business combination with another blank check company or similar company with nominal operations. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations of the entity with which we combine. For example, if we combine with an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities in sectors outside of our industry focus (which may or may not be outside of our management’s area of expertise).

Although we currently intend to consummate a business combination in the specialty chemicals and performance materials industries, we will consider a business combination outside these industries if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of the specialty chemicals and performance materials industries, our management’s expertise related to that industry would not be directly applicable to its evaluation or operation, and the information contained herein regarding the specialty chemicals and performance materials industries might not be relevant to an understanding of the business that we elect to acquire.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.26 per share on our redemption, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the target in our initial business combination is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 43,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our Public Offering, there were 66,667 (assuming that no extension event has occurred and no extension units have been either issued or founders shares forfeited as a result) authorized but unissued shares of common stock available for issuance and not reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our Public Offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.26 per share on our redemption, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If such business combination is not consummated, these purchases would have the effect of reducing the funds available in the trust account for future business combinations. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.26 per share on our redemption, and our warrants will expire worthless.

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence, and these conflicts of interest that may not be resolved in our favor. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the search for a business combination on the one hand and their other businesses on the other hand. We do not intend to have any full-time employees prior to the consummation of our business combination. Each of our executive officers is engaged in other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs.

Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to consummate our business combination.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors may in the future become, affiliated with entities that are engaged in a similar business. Certain of our directors serve as officers and board members for other entities. As a result, our directors may compete with us for attractive opportunities for business combinations. In each case, our directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us.

Our amended and restated certificate of incorporation will provide that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply against us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations they may have as of the date of this Annual Report. Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities.

Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our initial stockholders or with one or more of our directors or officers, although we do not currently intend to do so, and we do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing stockholders which may raise potential conflicts of interest.

In light of the involvement of our initial stockholders, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our initial stockholders, officers and directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our initial stockholders, officers and directors are not currently aware of any specific opportunities for us to consummate a business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders of our securities, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may partner, submit a joint bid or enter into a similar transaction with our initial stockholders or an affiliate in connection with our pursuit of, or in connection with, a business combination.

We are not prohibited from partnering, submitting a joint bid or entering into any similar transaction with our initial stockholders or an affiliate of our initial stockholders in our pursuit of a business combination. Although we currently have no plans to partner with our initial stockholders or an affiliate of our initial stockholders, we could pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with our initial stockholders or an affiliate of our initial stockholders, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction with our initial stockholders or an affiliate of our initial stockholders, conflicts could invariably arise from our initial stockholders’, or an affiliate of our initial stockholders’ interest in maximizing returns to its members or limited partners, which may be at odds with the strategy of the post-business combination company or not in the best interests of the public stockholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of your investment, whether before or after our initial business combination.

Since our initial stockholders and initial holder will lose some or all of their investment in us if a business combination is not consummated and certain of our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

Our initial stockholders currently own 6,208,333 shares of our common stock, and our sponsor owns 1,150,000 placement units and up to 225,000 extension units in the event of extensions on the same terms as the placement units, which will also be worthless if we do not consummate our initial business combination. The personal and financial interests of certain of our officers and directors, directly or as members of our sponsor, in consummating an initial business combination, along with their flexibility in identifying and selecting a prospective acquisition candidate, may influence their motivation in identifying and selecting a target business combination and completing an initial business combination that is not in the best interests of our stockholders. Consequently, the discretion of our officers and directors, in identifying and selecting a suitable target business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination are appropriate and in the best interest of our public stockholders.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt, contemporaneous with, in connection with and in order to complete, our initial business combination. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We do not have a maximum debt leverage ratio or a policy with respect to how much debt we may incur. To the extent that the amount of our debt increases, the impact of the negative effects listed above may also increase.

We may only be able to complete one business combination with the proceeds from our IPO and Private Placement, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2013, we had $171,922,040 in our trust account (including interest earned thereon as of such date but less $5,175,000 of deferred underwriting compensation) that we may use to complete a business combination. We may effectuate an initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate a business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we expected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we expected, if at all. Furthermore, the relative lack of information about a private company may hinder our ability to properly assess the value of such a company in relation to public company comparables, in which case we may pay too much to acquire a private company in our initial business combination.

If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

•	Rules, laws and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations might suffer.

If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

If a business we acquire exports products to foreign countries, and we are unable to maintain required licenses, we may be prevented from exporting our products, adversely affecting our financial condition and results of operations.

We may be required to obtain export licenses to the extent we develop or manufacture products in certain countries. We may not be successful in obtaining or maintaining the licenses and other authorizations required to export our products from applicable governmental authorities. Our failure to obtain or maintain any required export license or authorization could hinder our ability to sell our products, adversely affecting our financial condition and results of operations.

We may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination to acquire less than 100% of the equity interests or assets of a target business, but we intend to only consummate such business combination if we (or any entity that is a successor to us in a business combination) acquire a majority of the outstanding voting securities or assets of the target, with the objective of making sure that we are not required to register as an investment company under the Investment Company Act based on the fact that less than 40% of our assets will be defined as investment securities under the provisions of that statute. Even though we will own a majority interest in the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and to us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate a business combination with which a substantial number of our stockholders do not agree.

Since we have no specified percentage threshold for redemption in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. However, we may be able to consummate a business combination even though a substantial number of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, if have entered into privately negotiated agreements with public stockholders to sell their shares to us or our initial stockholders, officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related initial business combination, and instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the warrants is higher than is typical in many similar blank check companies. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $12.00 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to consummate a business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination. However, if the effect of the proposed amendments, if adopted, would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.26 per share, or (ii) delay the date on which a stockholder could otherwise redeem shares for the per share amount in the trust account, we will provide that, if such amendments are approved by holders owning at least 65% of the issued and outstanding shares of our common stock, dissenting public stockholders will have the right to redeem their public shares as set forth herein.

Provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders owning 65% of the issued and outstanding shares of our common stock, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the consummation of an initial business combination that our stockholders may not support.

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. Amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders in many cases. Our amended and restated certificate of incorporation provides that provisions related to pre-business combination activity may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock; provided, however, that if the effect of any proposed amendment, if adopted, would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.26 per share, or (ii) delay the date on which a public stockholder could otherwise redeem shares for such per share amount in the trust account, we will provide a right for dissenting public shareholders to redeem public shares if such an amendment is approved. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily that many blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.26 per share on our redemption.

We believe that the net proceeds held in the trust account (excluding the deferred underwriting discount of approximately $5.175 million) will be sufficient to allow us to consummate our initial business combination. If that amount proves to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.26 per share on our redemption. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon consummation of our Public Offering, our initial stockholders owned shares equal to 29.9% of our issued and outstanding shares of common stock (which includes 1,150,000 placement shares). Our sponsor purchased 1,150,000 placement shares contained within the placement units, in a private placement that occurred simultaneously with the consummation of our Public Offering, and may purchase up to an additional 225,000 extension shares contained within the extension units in the event of up to two extensions.

Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If we or our initial stockholders purchase any shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, you should anticipate that our initial stockholders will continue to exert control at least until the consummation of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any placement warrants held by our sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current Annual Report relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate a business combination.

We issued warrants to purchase 17,250,000 shares of common stock as part of the public units in our Public Offering. In addition, we sold 1,150,000 placement units to our sponsor, with each unit consisting of one placement share and a placement warrant to purchase one share of common stock, and we may issue up to 225,000 extension warrants to our sponsor or its designees in the event of up to two extensions. If our sponsor or one of its affiliates or certain of our officers and directors makes any loans to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination up to $750,000 of those loans may be convertible into up to an additional 1,000,000 warrants (at $0.75 per warrant) of the post-business combination entity having the same terms as the placement warrants at the option of the lender. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The placement warrants and extension warrants (and any warrants to be issued to our sponsor or its affiliates upon its conversion of up to $750,000 in working capital loans) are or would be identical to the warrants sold as part of the units in our Public Offering except that, so long as they are held by the initial holder or its permitted transferees, (a) they will not be redeemable by us, (b) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination and (c) they may be exercised by the holders on a cashless basis.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. You may be unable to sell your securities unless a market for such securities can be established or sustained.

Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities may not continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq prior to a business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000), a minimum number of public stockholders (300 public holders), and a minimum number of shares held by non-affiliates (500,000 shares). Additionally, in connection with our business combination, it is likely that Nasdaq may require us to file a new initial listing application and meet its initial listing requirements which are more rigorous than Nasdaq’s continued listing requirements. For instance, our stock price would generally be required to be at least $2 per share and our stockholders’ equity would generally be required to be at least $4 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the Over-The-Counter Bulletin Board (“OTCBB”) or the “pink sheets.” If this were to occur, we could face material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are listed on Nasdaq, our units, common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

If we hold a stockholder vote to approve our initial business combination, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. If we make a tender offer for our public shares, we will include the same financial statement disclosure in our tender offer documents that is required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 16 month time frame (or up to 24 months in case of extensions).

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (which we refer to herein as the Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We may remain an “emerging growth company” for up to five years. If our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or the market value of our common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2014. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Applicable to the Specialty Chemicals and Performance Materials Industries

We intend to focus our search on target businesses focused on the specialty chemicals and performance materials industries. We believe that the following risks will apply to us following the consummation of our initial business combination with a target business focused on the specialty chemicals and performance materials industries. If we elect to pursue an investment outside of these industries, the disclosure below would not be relevant to an understanding of the business that we elect to acquire.

Uncertain conditions in the global economy and the financial markets could negatively impact the specialty chemicals and performance materials industries.

While economic and financial market conditions have improved from those in 2008 and 2009, continued uncertain conditions in the global economy and global capital markets and uncertainty about the length and stability of economic recovery may adversely affect results of operations, financial condition, and cash flows in the specialty chemicals and performance materials industries.

Volatility in costs for strategic raw material and energy commodities or disruption in the supply of these commodities could adversely affect our financial results.

Companies in the specialty chemicals and performance materials industries are reliant on strategic raw material and energy commodities for operations and utilize risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw material and energy costs. These risk mitigation measures cannot eliminate all exposure to market fluctuations. In addition, natural disasters, plant interruptions, changes in laws or regulations, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation infrastructure used for delivery of strategic raw material and energy commodities, could adversely impact both the cost and availability of these commodities.

The specialty chemicals and performance materials industries could be materially adversely affected by disruptions to manufacturing operations or related infrastructure.

Significant limitation on a company’s ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on its sales revenue, costs, results of operations, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to or for delivery of products to customers.

Legislative or regulatory actions could increase a company’s future compliance costs.

The facilities and businesses of companies in the specialty chemicals and performance materials industries are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations. Accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. The amount accrued generally reflects a company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher costs. Pending and proposed U.S. Federal legislation and regulation increase the likelihood that manufacturing sites will in the future be impacted by regulation of greenhouse gas emissions and energy policy, which legislation and regulation, if enacted, may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs.

We will operate in a highly competitive industry that includes competitors with greater resources than ours.

The specialty chemicals and performance materials industries in which we will seek to compete are highly competitive. Competition in these industries is based on a number of factors, such as price, product, quality and service. Competitors may have greater financial, technological and other resources and may be better able to withstand changes in market conditions. In addition, competitors may be able to respond more quickly than us to new or emerging technologies and changes in customer requirements. Consolidation of competitors or customers may also adversely affect any potential business we enter. Furthermore, global competition and customer demands for efficiency will continue to make price increases difficult.

We may seek to operate in cyclical business segments and our financial results are likely to fluctuate accordingly.

We may seek to operate in cyclical business segments. Specifically, a substantial portion of sales in the specialty chemicals and performance materials industries are to customers involved, directly or indirectly, in the commercial and residential real estate, aerospace, automotive and construction, industrial and energy related industries, all of which are, by their nature, cyclical industries. A downturn in these industries would and has in the past, and may again in the future, result in lower demand for products among customers involved in those industries and a reduced ability to pass on cost increases to these customers.

If we are unable to protect our intellectual property rights, our sales and financial performance could be adversely affected.

Patents and trademarks may be of material importance to the operations of any business we acquire. Its performance may depend in part on an ability to establish, protect and enforce such intellectual property and to defend against any claims of infringement, which could involve complex legal, scientific and factual questions and uncertainties.

Such a business may have to rely on litigation to enforce intellectual property rights and contractual rights. In addition, it may face claims of infringement that could interfere with its ability to use technology or other intellectual property rights that are material to its business operations. If litigation that it initiates is unsuccessful, it may not be able to protect the value of its intellectual property. In the event a claim of infringement is successful, it may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that it had been using or may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable period of time.

If an acquisition candidate is unable to obtain licenses on reasonable terms, it may be forced to cease selling or using its products that incorporate the challenged intellectual property, or to redesign or, in the case of trademark claims, rename its products to avoid infringing the intellectual property rights of third parties, which may not be possible and may be time-consuming. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Their intellectual property rights may not have the value that we believe them to have, which could result in a competitive disadvantage or adversely affect its business and financial performance.

Legal proceedings may have a materially negative impact on our future results of operations.

Acquisition candidates in the specialty chemicals and performance materials industries are, and may in the future be, subject to various lawsuits and other legal proceedings, including proceedings related to contract, environmental and other regulatory matters. Such companies may also become subject to lawsuits by customers, distributors and employees alleging personal injury or product liability associated with their products and businesses. Adverse judgments or rulings in these legal proceedings, or the filing of additional environmental or other damage claims, may have a materially negative impact on an acquisition candidate’s future results of operations, cash flows and financial condition. Additionally, such a company may incur significant administrative and legal costs associated with defending or settling litigation.

Products and manufacturing processes are subject to technological change and our business will suffer if we fail to keep pace.

Many of the markets in which our acquisition candidates’ products (and their corresponding manufacturing processes) compete are subject to technological change and new product introductions and enhancements. Companies must continue to enhance existing products and to develop and manufacture new products with improved capabilities to continue to be a market leader. Such companies must also continue to make improvements in manufacturing processes and productivity to maintain their competitive position. When a company invests in new technologies, processes or production facilities, it will face risks related to construction delays, cost over-runs and unanticipated technical difficulties. An inability to anticipate, respond to, capitalize on or utilize changing technologies could have an adverse effect on an acquisition candidate’s consolidated results of operations, financial condition and cash flows in any given period.

Item 1B.       UNRESOLVED STAFF COMMENTS.

None.

Item 2.          PROPERTIES.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 12935 N. Forty Drive, Suite 201, St. Louis, Missouri 63141. The cost for this space is included in the $10,000 per month fee described above that Quinpario Partners LLC, an affiliate of our sponsor charges us for general and administrative services. We believe, based on rents and fees for similar services in the St. Louis metropolitan area that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.          LEGAL PROCEEDINGS.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this prospectus.

Item 4.          MINE SAFETY DISCLOSURES.

Not applicable.

Part II

Item 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OFEQUITY SECURITIES.

Market Information

Our units commenced public trading on August 9, 2013, and our common stock and warrants commenced separate trading on September 30, 2013.  The common stock, warrants and units are each listed on the NASDAQ Capital Market under the symbols QPAC, QPACW and QPACU, respectively.

The following table sets forth the high and low sales price for our units, common stock, and warrants for the periods presented.

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
December 31, 2013	$10.02	$11.95	$9.31	$10.50	$0.25	$1.00
September 30, 2013	$10.00	$12.75	$9.80	$10.25	$0.25	$1.25

On March 6, 2014, the closing prices of our common stock, units and warrants were $10.09, $10.40 and $0.32, respectively.

Holders

On March 6, 2014, the numbers of record holders of the Company’s common stock, units and warrants were estimated to be 13, 1 and 2, respectively, not including beneficial holders whose securities are held in street name.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.     SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Annual Report for the period from May 31, 2013 (inception) to December 31, 2013.  You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and the related notes appearing elsewhere in this report.

May 31, 2013 (inception) to December 31, 2013
Statement of Operations Data:
Operating expenses:
General and administrative expenses	$535,627
Loss from operations	(535,627)
Other income:
Interest income	22,040
Net loss attributable to common stock not subject to possible redemption	$(513,587)

Net loss per share, excluding shares subject to possible redemption, basic and diluted	$(0.07)

Weighted average number of shares outstanding, excluding shares subject to possible redemption, basic and diluted	7,526,526

Balance Sheet Data:
Cash	$741,632
Prepaid insurance	113,967
Investments held in trust account	177,097,040
Total assets	177,952,639
Common stock subject to possible redemption; 16,344,282 shares (at redemption value) at December 31, 2013	167,692,330
Total stockholders' equity, net	5,000,011

Cash Flow Data:
Net cash used in operating activities	$(542,256)
Net cash used in investing activities	(177,097,040)
Net cash provided by financing activities	178,380,928

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “us” or “we” refer to Quinpario Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward looking statements that involve risks and uncertainties.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception up to the closing of the Public Offering on August 14, 2013 was in preparation for that event. We believe that we have sufficient funds available to complete our efforts to effect an initial business combination with an operating business within the required 16 months from August 14, 2013.

For the period from May 31, 2013 (inception) through December 31, 2013, we had net losses of $513,587 which consist of formation and operating costs, offset by interest income of $22,040 on the trust account.

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

On August 14, 2013, we consummated our Public Offering of 17,250,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the Private Placement of 1,150,000 placement units to our Sponsor for $11,500,000. We received net proceeds from our Public Offering and the sale of the placement units of $178,370,383, net of the non-deferred portion of the underwriting commissions of $5,175,000 and offering costs and other expenses of $469,071.

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

For the period from August 14, 2013 (consummation of our IPO) through December 31, 2013, we disbursed an aggregate of $576,561 out of the proceeds of our Public Offering not held in trust and the proceeds from the sale of the Founder Shares, for legal expenses, accounting expenses and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses. As of December 31, 2013, there was $741,632 remaining in our working capital account not held in trust.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

We began incurring these fees on August 9, 2013, the date the Company’s securities were first listed on the Nasdaq and will terminate upon the earlier of (i) the consummation of our initial business combination or (ii) the liquidation of the Company.

Significant Accounting Policies

We have identified the following as our significant accounting policies.

Use of Estimates

The preparation of audited financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and revenue and expenses during the periods reported. Actual results could materially differ from those estimates.

Development stage company

The Company is considered to be in the development stage and complies with the reporting requirements of FASB ASC 915, “Development Stage Entities”. At December 31, 2013, the Company has not commenced any operations nor generated revenue to date. All activity through December 31, 2013 relates to the Company’s formation and the Public Offering, and since August 14, 2013, the identification of potential target businesses and assets. The Company will not generate any operating revenues until after completion of our initial business combination at the earliest. The Company has generated non-operating income in the form of interest income on the designated trust account.

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

Accordingly, at December 31, 2013, 16,344,282 of the 17,250,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the trust account, including interest but less taxes payable and amounts released for working capital (approximately $10.26 per share at December 31, 2013).

Net loss per common share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Income taxes

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s interim financial statements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are a blank check company incorporated on May 31, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were considered in the development stage at December 31, 2013. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to significant risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our Public Offering held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 8.     FINANCIAL STATEMENTS.

The information required by this item may be found beginning on page F-1 following the signature pages of this Annual Report on Form 10-K and is incorporated herein by reference.

Supplementary Data (unaudited)

The following tables present selected unaudited quarterly financial data of the Company for the period from May 31, 2013 (inception) to December 31, 2013.

	Period from May 31, 2013 (inception) to December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
Operating Expenses:
General and Administrative Expenses	$-	$17,162	$202,840	$315,625	$535,627
Loss from operations	-	(17,162)	(202,840)	(315,625)	(535,627)
Other Income:	-
Interest income		-	6,199	15,841	22,040
Net income	$-	$(17,162)	$(196,641)	$(299,784)	$(513,587)
Loss per common share:
Basic and diluted	$-	$(0.00)	$(0.03)	$(0.04)	$(0.07)
Weighted Average shares outstanding:
Basic and diluted	-	6,208,333	7,262,075	8,235,151	7,526,526

Balance Sheet Data (at period end)
Cash	$-	$25,000	$973,518	$741,632	$741,632
Investments and cash held in trust	-	-	177,081,199	177,097,040	177,097,040
Total Assets	-	189,904	178,194,984	177,952,639	177,952,639
Deferred Underwriting Fee	-	-	5,175,000	5,175,000	5,175,000
Total Liabilities	-	182,066	5,202,858	5,260,298	5,260,298
Common stock subject to possible redemption	-	-	167,992,115	167,692,330	167,692,330
Equity	$-	$7,838	$5,000,011	$5,000,011	$5,000,011

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

Item 9A.   CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Item 9B.  OTHER INFORMATION

None.

Part III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Jeffry N. Quinn	55	President, Chief Executive Officer and Chairman of the Board of Directors
Paul J. Berra III	45	Vice President, General Counsel and Secretary
A. Craig Ivey	56	Vice President, Operations
Nadim Z. Qureshi	39	Vice President and Chief Strategy Officer
D. John Srivisal	35	Vice President and Chief Financial Officer
James P. Heffernan	68	Director
Edgar G. Hotard	70	Director
Walter Thomas Jagodinski	57	Director
Dr. John Rutledge	65	Director
Ilan Kaufthal	66	Director

Jeffry N. Quinn is our President, Chief Executive Officer and the Chairman of our Board of Directors, and has served in such roles since our inception in May 2013. He is also the founder, Chairman, Chief Executive Officer and Managing Member of our sponsor’s managing member, Quinpario Partners LLC, and has served in such role since July 2012. Prior to forming Quinpario Partners LLC, Mr. Quinn was President, Chief Executive Officer and Chairman of the Board of Solutia Inc. (formerly NYSE: SOA), a global specialty chemical and performance materials company. From May 2004 to July 2012, Mr. Quinn served as the President and Chief Executive Officer of Solutia, and served as the Chairman of the Board from February 2006 to July 2012. Mr. Quinn became President and Chief Executive Officer of Solutia shortly after it had filed for bankruptcy. Over eight years as CEO of Solutia, Mr. Quinn oversaw its transformation from a domestically oriented commodity chemical company to one of the world’s leading specialty chemical firms. Solutia was sold to Eastman Chemical in July 2012. Mr. Quinn joined Solutia in 2003 as Executive Vice President, Secretary, and General Counsel. In mid-2003 he added the duties of Chief Restructuring Officer to help prepare the company for its eventual filing for reorganization under Chapter 11. During his tenure at Solutia, the company completed a number of divestitures and acquisitions as it reshaped its portfolio of businesses. It also completed a number of debt and equity offerings. Prior to joining Solutia, Mr. Quinn was Executive Vice President, Chief Administrative Officer, Secretary and General Counsel for Premcor Inc. (formerly NYSE: PCO), which at the time was one of the nation’s largest independent refiners. At that time Premcor was a portfolio company of Blackstone Capital Partners, a private equity fund. As general counsel of Premcor, Mr. Quinn was involved in the company’s initial public offering and listing on the New York Stock Exchange in 2002. Premcor was eventually sold to Valero Energy Corporation (NYSE: VLO) in 2005. Prior to Premcor, Mr. Quinn was Senior Vice President-Law & Human Resources, Secretary and General Counsel for Arch Coal, Inc. (NYSE: ACI). Mr. Quinn started at Arch Coal in 1986 when it was known as Arch Mineral Corporation. He became General Counsel in 1989. For the next eleven years Mr. Quinn was a member of the executive management team that grew Arch from a small regional coal producer to the nation’s second largest coal company. Mr. Quinn was involved in a number of mergers and acquisitions at Arch Coal, including the 1987 acquisition of the coal business of Diamond Shamrock Corporation, the 1997 merger with Ashland Coal, Inc., the 1998 acquisition of the U.S. business of Atlantic Richfield Company, and many other smaller transactions as well as the company’s initial public offering in 1997 as part of the Ashland Coal merger. Mr. Quinn is currently a member of the board of directors of Tronox Limited (NYSE: TROX), a fully integrated producer and marketer of titanium ore and titanium dioxide pigment, Ferro Corporation (NYSE: FOE), a global supplier of technology-based performance materials and chemicals for manufacturers, and W.R. Grace & Co. (NYSE: GRA), a global supplier of catalysts, engineered and packaging materials and specialty construction chemicals and building materials. Mr. Quinn is well qualified to serve as Chairman of our Board of Directors, as well as our President and Chief Executive Officer, due to his background in specialty chemicals and performance materials, as well as his experience in public company governance and private equity. Mr. Quinn received both a bachelor’s degree in Mining Engineering and a Juris Doctorate degree from the University of Kentucky.

Paul J. Berra III is our Vice President, General Counsel and Secretary, and has served in such roles since our inception in May 2013. He is also a partner in our sponsor’s managing member, Quinpario Partners LLC, and serves as its General Counsel and Chief Administrative Officer, and has served in such roles since July 2012. Mr. Berra served as Senior Vice President, Legal and Governmental Affairs and General Counsel for Solutia Inc. from December 2009 until July 2012 when Solutia was sold to Eastman Chemical. Mr. Berra oversaw the legal and governmental affair functions of Solutia. While serving as general counsel, Mr. Berra played an important role in the company’s equity and debt offerings as well as several refinancings. Prior to December 2009, Mr. Berra also served as Solutia’s Chief Administrative Officer where he had the additional global responsibility for human resources. He served as Solutia’s Vice President of Communications and Government Affairs beginning in 2006. Mr. Berra joined Solutia in June 2003 as Assistant General Counsel, Human Resources, and added government affairs responsibilities the following year. Prior to joining Solutia, Mr. Berra was Corporate Counsel at Premcor Inc., an independent oil refiner, where he handled all labor, employment and litigation matters and contributed to cost-saving initiatives that included a significant reduction-in-force. He also played a role in Premcor’s acquisition and integration of the former Williams Company refinery in Memphis, Tennessee. Earlier, Mr. Berra practiced law with Lewis, Rice and Fingersh, a large regional general practice law firm, and at a small, boutique firm practicing exclusively in the areas of labor and employment law. Mr. Berra received a Bachelor of Arts degree in Political Science and Business Administration from Webster University and a Juris Doctorate degree from the Saint Louis University School of Law.

A. Craig Ivey is our Vice President, Operations, and has served in such role since our inception in May 2013. He is also an operating partner in our sponsor’s managing member, Quinpario Partners LLC, and has served in such role since July 2012. Mr. Ivey was previously President and General Manager of the Performance Films Division for Solutia Inc., an aftermarket window film business with operations in Europe, Asia and the Americas, from August 2011 to July 2012. As President and General Manager, Mr. Ivey had responsibility for all commercial, manufacturing, technology, and strategic aspects of the business. During his tenure at Performance Films, the division completed an acquisition of Southwall Technologies Inc. Mr. Ivey joined Solutia at the company’s inception in 1997 and possesses over 30 years of manufacturing, supply chain, business and leadership expertise. From March 2011, prior to being named as President and General Manager for Performance Films in August 2011, Mr. Ivey served as Vice President — Photovoltaics in Solutia’s Advanced Interlayers division, in addition to his role (beginning in January 2010) as Vice President of Business Operations — Asia Pacific Region, based in Shanghai. From January 2008 to January 2010 he served as Vice President — Supply Chain of the Nylon Division. In this role, Mr. Ivey led the development of a global supply chain network, establishing operations and providing service across four continents. Mr. Ivey also has an operations background and served as Plant Manager and Manufacturing Director for Solutia’s largest production facility in Pensacola, FL. While in this role, he led the transformation of the facility from a traditional fiber-based operation to an engineered resins platform. Prior to joining Solutia, he served in various engineering and operations roles with Monsanto Company, Chevron Corporation and Olin Corporation. Mr. Ivey earned his bachelor’s degree in Chemical Engineering from Auburn University.

Nadim Z. Qureshi is our Vice President and Chief Strategy Officer, and has served in such roles since our inception in May 2013. He is also a partner in our sponsor’s managing member, Quinpario Partners LLC, and has served in such role since September 2012. Prior to this, Mr. Qureshi was Senior Vice President of Corporate Development — Emerging Markets and President of Photovoltaics for Solutia Inc., based in Shanghai, China. Mr. Qureshi was responsible for identifying portfolio development and growth opportunities in emerging markets. He also had responsibility for global management of the photovoltaic business. Before being named to this position in August 2011, Mr. Qureshi was Vice President, Corporate Strategy and Development, responsible for strategic planning and business development initiatives across Solutia’s business platforms, from March 2009 to March 2011. Prior to this role, from June 2005 to March 2009 he served as Vice President and General Manager of Nylon Resins and Industrial Fibers where he had profit/loss responsibility and led the business through a period of growth globally until the eventual sale of Solutia’s Nylon division in 2009. Prior to joining Solutia in 2005, he was with CRA International and Arthur D. Little, focusing on strategy development, mergers and acquisitions, growth and performance improvement in the chemical and industrial sectors. For large multinational chemical companies, Mr. Qureshi focused his efforts on identifying organic and inorganic growth opportunities including characterizing the market spaces where his clients participated as well as analyzing large investment projects. In addition, Mr. Qureshi spent time with clients in the industrial and chemical sectors on portfolio assessment and alignment with the ultimate focus on improving shareholder value. Mr. Qureshi’s clients included many of the largest chemicals and industrial companies across the Americas, Europe and Middle East. He started his career as a process engineer at Teknor Apex Company, a plastics compounder where he developed hands-on experience in plastics processing. Mr. Qureshi received a Bachelor of Science degree in Chemical Engineering and a Master of Science degree in Macromolecular Science and Engineering from Case Western Reserve University, and a Masters in Business Administration from the Kellogg School of Management at Northwestern University. During his academic career, Mr. Qureshi’s research focused on novel polyolefins, barrier films and diffusions processes; he published several articles in prestigious polymer science journals.

D. John Srivisal is our Vice President and Chief Financial Officer, and has served in such roles since our inception in May 2013. He is also a partner in our sponsor’s managing member, Quinpario Partners LLC, and has served in such role since July 2012. From January 2009 to July 2012, Mr. Srivisal was Vice President, Transaction Execution for Solutia Inc. In that role Mr. Srivisal had global responsibility for merger, acquisition, divestiture and joint venture transactions. Mr. Srivisal served as the lead strategist, negotiator and decision-maker responsible for completing over 20 transactions. Before being named to this position in January 2009, Mr. Srivisal served as Solutia’s Director of Planning and Coordination from June 2004. In this role, Mr. Srivisal had chief of staff responsibilities for President, Chief Executive Officer and Chairman of the Board Jeffry N. Quinn. During his tenure at Solutia from June 2004 to July 2012, Mr. Srivisal also played a key role in Solutia’s financing transactions, including Solutia’s exit financing and relisting on the NYSE following its emergence from bankruptcy, various acquisition-related financings, and several equity and debt offerings and refinancings. Mr. Srivisal has over fourteen years of transaction experience that includes acting on behalf of Solutia as well as advising companies, creditors, financial sponsors and government entities in a variety of industries on recapitalizations, restructurings, financings, leveraged buyouts, mergers, acquisitions, divestitures and joint ventures. Before joining Solutia, Mr. Srivisal was a restructuring investment banker at Rothschild Inc. where he executed numerous in-court and out-of-court restructuring, financing and M&A transactions. He began his career in the mergers and acquisitions group at Peter J. Solomon Company. Mr. Srivisal graduated magna cum laude with a Bachelor of Science degree in Economics (concentration in Finance) and a minor in Mathematics from the Wharton School of the University of Pennsylvania.

Independent Directors

James P. Heffernan, one of our independent directors since August 2013, has served as a member of the Board of Directors of United Natural Foods, Inc. (“United”)(NASDAQ:UNFI), a distributor of natural and organic foods, since December 2000 and as a member of the Board of Directors of Command Security Corp. (“Command”)(AMEX:MOC), a provider of uniformed security officers, aviation security services, and support security services to commercial, financial, industrial, aviation, and governmental customers in the United States, since September 2010. Mr. Heffernan currently serves as Chairman of the Compensation Committee and as a member of the Audit Committee of United and Chairman of the Audit Committee of Command. Previously, Mr. Heffernan served as a member of the Board of Directors of Solutia Inc. (formerly NYSE:SOA), a performance materials specialty chemical manufacturer with global operations, from February 2008 until its acquisition by Eastman Chemical Co. in July 2012. From November 1998 to September 2012, Mr. Heffernan served as Vice Chairman and as a Trustee of the New York Racing Association, the governing body for thoroughbred racing at Belmont, Aqueduct and Saratoga. Prior to that, Mr. Heffernan served as Chief Financial Officer, Chief Operating Officer and as a member of the Board of Directors of Danielson Holding Corporation, which had ownership interests in a number of insurance and trust operations, from June 1990 to September 1996. He also served as a member of the Board of Directors and as Chairman of the Finance Committee of Columbia Energy Group (n/k/a NiSource, Inc.)(formerly NYSE:CG), a vertically integrated gas company with several billion dollars of annual revenues and assets, from January 1993 to November 2000 and as a member of the Board of Directors of Baldwin Piano & Organ Co. from June 2000 to May 2001. Prior to that, Mr. Heffernan served as President of WHR Management Corp., as General Partner of Whitman Heffernan & Rhein Workout Funds and as President of Whitman Heffernan & Rhein & Co., Inc., an investment banking firm specializing in corporate reorganizations, from May 1987 to September 1996. Prior to joining WHR Management Corp., Mr. Heffernan was an attorney with the New York based law firm Anderson, Kill & Olick, PC., where he specialized in corporate reorganizations, from September 1973 to May 1987. Mr. Heffernan is well qualified to serve as an independent director due to his background in specialty chemicals and performance materials, as well as his experience in public and private company governance (including his service on audit committees) and investment banking.

Edgar G. Hotard, one of our independent directors since August 2013, serves as an Operating Partner at HAO Capital, a private equity firm based in Beijing and Hong Kong, which provides growth capital to Chinese companies, since November 2010 and as a Venture Partner at ARCH Venture Partners, a provider of seed / early stage venture capital for technology firms in life sciences, physical sciences and advanced materials, since June 2002. He also serves as Executive Chairman of SIAD Engineering (Hangzhou) Co. Ltd., the China subsidiary of SIAD Macchine Impianti S.p.A, a global supplier of compressors and air separation equipment, a position he has held since January 2013. Previously, Mr. Hotard served as an advisor to the Asia practice of Monitor Group, a global strategy-consulting firm and as non-executive Chairman of Monitor Group (China), from June 2000 to November 2010. Prior to that, Mr. Hotard served as President and Chief Operating Officer of Praxair, Inc. (“Praxair”) (NYSE:PX), a worldwide provider of industrial gases, including atmospheric, process and specialty gases, from July 1992 until his retirement in January 1999. In 1992, he co-led the spin-off of Praxair from Union Carbide Corporation (formerly NYSE:UK), a commodity and specialty chemical and polymers company where he served as Corporate Vice President from July 1990 to July 1992. Mr. Hotard currently serves as a member of the Board of Directors of Albany International Corp. (NYSE:AIN), a global advanced materials processing company serving the paper and aerospace industry, a position he has held since November 2006 and as a member of the Board of Directors of Baosteel Metals, a subsidiary of Baosteel Group Co. Ltd., since January 2013 and as a member of the Board of Directors of SIAD Macchine Impianti S.p.A. since May 2013. Previously, he served as a member of the Board of Directors of various public companies, including Global Industries Inc. (formerly NASDAQ:GLBL), a global offshore oil and gas engineering and construction service company, from 1999 to September 2011; Solutia Inc. (formerly NYSE:SOA), a performance materials specialty chemical manufacturer with global operations, from February 2011 to July 2012 and Shona Energy Company, Inc. (formerly TSX-V:SHO), an oil and natural gas exploration, development and production company, from July 2011 to December 2012. In addition, Mr. Hotard was a founding sponsor of the China Economic and Technology Alliance and a joint MBA program between Renmin University, Beijing, China and the School of Management of the State University of Buffalo, New York. Mr. Hotard is well qualified to serve as an independent director due to his background in the advanced materials processing and energy industries, as well as his experience in public and private company governance and private equity.

Walter Thomas Jagodinski, one of our independent directors since August 2013,, has been a private investor since September 2007. Mr. Jagodinski has served as a member of the Board of Directors of Lindsay Corporation (NYSE:LNN), a global company focused on providing irrigation and infrastructure solutions to meet the needs of a growing population, since July 2008 and currently serves as Chairman of the Audit Committee. He is also a member of the Board of Directors of Phosphate Holdings, Inc., a U.S. producer and marketer of DAP, the most common form of phosphate fertilizer, since May 2009, where he serves as Chairman of Board. Previously, Mr. Jagodinski served as a member of the Board of Directors of Solutia Inc. (formerly NYSE:SOA), a performance materials specialty chemical manufacturer with global operations, from March 2008 until July 2012. Prior to that, Mr. Jagodinski was President, Chief Executive Officer and Director of Delta and Pine Land Company (“D&PL”) (formerly NYSE: DLP), a leader in the cotton seed industry, from September 2002 until the company was acquired in June 2007. From June 2002 until August 2002, he served as D&PL’s Executive Vice President and from September 2000 until June 2002, he served as Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. Mr. Jagodinski was also D&PL’s Vice President-Finance, Treasurer and Assistant Secretary from February 1993 until September 2000 and held various other financial positions at D&PL, from October 1991, when he joined the company, until February 1993. Prior to D&PL, Mr. Jagodinski held various positions in the audit division at Arthur Andersen from 1983 to 1991 and Senior Accountant at Price Waterhouse from 1978 to 1983. Mr. Jagodinski is a licensed Certified Public Accountant and a member of the AICPA, TSCPA and was MSCPA. He is also the Board President of Princess Owners’ Association, Inc., a position he has held since October 2006. Mr. Jagodinski received a Bachelor of Business Administration degree (Accounting) from the University of Mississippi. Mr. Jagodinski is well qualified to serve as an independent director due to his background in specialty chemicals and fertilizers, as well as his experience in public and private company governance and accounting, including his service on an audit committee and a compensation committee.

Dr. John Rutledge, one of our independent directors since August 2013, is the founder of Rutledge Capital, a private equity investment firm that invests in U.S. middle market manufacturing, distribution, and service companies, and has served as its Chairman since 1990. Dr. Rutledge is also Chief Investment Strategist for Safanad SA, an investment firm based in Geneva, Switzerland since its inception in 2008. He also serves as Senior Research Professor at Claremont Graduate University since 2010, where he teaches economics and finance. Dr. Rutledge also serves as a CNBC Contributor since 2009. In addition, Dr. Rutledge is an Honorary Professor at the Chinese Academy of Sciences in Beijing and Chief Advisor for Finance and Investment to the Governor of the Haidian District in Beijing and has served in those capacities since 2007 and 2008, respectively. He is a senior fellow at the Pacific Research Institute and the Heartland Institute. In addition to his many advisory and board roles, Dr. Rutledge has written for Forbes.com and TheStreet.com. He also wrote the Forbes’ Business Strategy column from 1992 to 2002. He also founded Claremont Economics Institute, an economic advisory business, in 1978 and served as its Chairman from January 1979 to 1991. Dr. Rutledge has served as the director of a number of companies, including: American Standard (formerly NYSE: ASD), a manufacturer of plumbing, air conditioning, and automotive products; Earle M. Jorgensen Company (formerly NYSE: JOR), the largest independent distributor of metal products in North America; Lazard Freres Funds, a mutual fund; Amerindo Investment Fund, a mutual fund; CROM Corporation, a designer and manufacturer of prestressed concrete tanks; AdobeAir, a manufacturer of heating and cooling products; StairMaster, a manufacturer of fitness products; Fluidrive, a manufacturer of steerable, hydraulic axles for the agricultural and trucking industries; CST, a manufacturer of paper office products; Ellis Communications, an operator of television and radio companies; General Medical, a supplier of medical products; United Refrigeration, an operator of cold storage warehouses for the food industry; and Framed Picture Enterprise, a retailer in the framed art business. Dr. Rutledge was one of the principal architects of the Reagan economic plan in 1981 and was an adviser to the Bush White House on tax policy from 2001 to 2004. Dr. Rutledge began his career as a professor of economics at Tulane University and Claremont McKenna College. He holds a B.A. from Lake Forest College and a Ph.D. from the University of Virginia. Dr. Rutledge is well qualified to serve as an independent director due to his academic background as well as his experience in public and private company governance.

Ilan Kaufthal, one of our independent directors since August 2013, is Chairman of East Wind Advisors, a specialized investment banking firm serving companies in the media, education, consumer/retail and information industries, and has held such position since May 2011. From July 2008 to July 2013, Mr. Kaufthal served as Senior Advisor at Irving Place Capital. Earlier in his career, he was Vice Chairman of Investment Banking at Bear Stearns & Co. from May 2000 to July 2008, Vice Chairman and Head of Mergers and Acquisitions at Schroder & Co. from February 1987 to May 2000, and SVP and CFO at NL Industries from May 1971 to February 1987. Mr. Kaufthal serves on the board of directors of the following public companies: Cambrex Corporation (NYSE: CBM), a supplier to the pharmaceutical industries, Blyth, Inc. (NYSE: BTH), a multi level marketing company based in Greenwich, Connecticut and Tronox Limited (NYSE:TROX), a fully integrated producer and marketer of titanium ore and titanium dioxide pigment. Mr. Kaufthal is a graduate of Columbia University and the New York University Graduate School of Business Administration. Mr. Kaufthal is well qualified to serve as an independent director due to his background and his experience in public and private company governance and investment banking.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Heffernan, Rutledge and Kaufthal will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Quinn, Hotard and Jagodinski, will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Collectively, through their positions described above, our officers and directors have extensive experience in private equity businesses, public companies and in chemicals and performance materials industries. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating their acquisition.

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC.  Officers, directors, and greater-than-ten-percent stockholders are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2013.

Board Committees

Audit Committee

The rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We have established an audit committee of the board of directors, which consists of Messrs. Jagodinski, Heffernan, and Rutledge, each of whom meets the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Jagodinski serves as Chairman of our audit committee.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NASDAQ Capital Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Mr. Jagodinski satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Item 11.     EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

None of our executive officers or directors has received any compensation (cash or non-cash) for services rendered. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination or our liquidation, we agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space and administrative services, including secretarial support. This arrangement is being agreed to for our benefit and is not intended to provide compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Other than this $10,000 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our initial stockholders, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will approve all payments in excess of $5,000 to be made to our initial stockholders, officers, directors or our or their affiliates.

After the consummation of our initial business combination, directors or members of our management team who remain in one of those capacities, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Other Board Committees

Our board of directors intends to establish a compensation committee the earlier of our first annual meeting or October 31, 2014 and nominating committee upon consummation of our initial business combination. At such time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either committee, however, our independent directors will address any nominations process and oversee executive compensation, as required by the rules of Nasdaq, prior to such time that we establish either committee.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 6, 2014, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors that beneficially owns shares of our common stock; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement warrants as these warrants are not exercisable within 60 days.

Name and Address of Beneficial Owners (1)	Number of Shares Beneficially Owned	Percentage
Quinpario Partners LLC (2)	6,889,333	27.99%
Quinpario Partners I, LLC (2)	6,889,333	27.99%
Jeffry N. Quinn (2)	6,889,333	27.99%
Paul J. Berra III (3)	—	—
A. Craig Ivey (4)	—	—
Nadim Z. Qureshi (5)	—	—
D. John Srivisal	—	—
James P. Heffernan	53,800	*
Edgar G. Hotard (6)	53,800	*
Walter Thomas Jagodinski (7)	53,800	*
Dr. John Rutledge (8)	53,800	*
Ilan Kaufthal (9)	53,800	—*
AQR Capital Management LLC (10)	2,329,000	9.46%
Polar Securities, Inc. (11)	2,013,300	8.18%
Fir Tree, Inc. (12)	1,480,200	6.02%
All directors and officers as a group (10 persons)	7,158,333	29.09%

*	Less than 1 percent.
1	Unless otherwise noted, the business address of each of the persons and entities listed above is 12935 N. Forty Drive, Suite 201, St. Louis, Missouri 63141.
2
This amount includes (i) 73,340 shares indirectly owned by Jeffry N. Quinn Family Trust uad 8/10/2012 through its membership interest in the sponsor, consisting of 20,000 placement shares and 53,340 founder shares, and (ii) up to 75,000 shares of common stock subject to forfeiture by our sponsor in the event that the extension units are not purchased. Jeffry N. Quinn maintains control over the securities in the Jeffry N. Quinn Family Trust uad 8/10/2012. Jeffry N. Quinn Family Trust uad 8/10/2012 has an address of 12935 N. Forty Drive, Suite 201, St. Louis, MO 63141.

Quinpario Partners LLC is the managing member of Quinpario Partners I, LLC. Jeffry N. Quinn, our Chairman, Chief Executive Officer and President, is the sole managing member of Quinpario Partners LLC. Consequently, Mr. Quinn may be deemed the beneficial owner of the founder shares and placement units held by our sponsor and has sole voting and dispositive control over such securities. Mr. Quinn disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.

3
Does not include 36,670 shares indirectly owned by Mr. Berra, through his membership interest in the sponsor, consisting of 10,000 placement shares and 26,670 founder shares. Mr. Berra does not have voting or dispositive control over such securities.

4
Does not include 14,668 shares indirectly owned by Mr. Ivey, through his membership interest in the sponsor, consisting of 4,000 placement shares and 10,668 founder shares. Mr. Ivey does not have voting or dispositive control over such securities.

5
Does not include 64,173 shares indirectly owned by Mr. Qureshi, through his membership interest in the sponsor, consisting of 17,500 placement shares and 46,673 founder shares. Mr. Qureshi does not have voting or dispositive control over such securities.

6
Does not include 84,341 shares indirectly owned by Hotard Family Interests, Ltd. through its membership interest in the sponsor, consisting of 23,000 placement shares and 61,341 founder shares. Mr. Hotard does not have voting or dispositive control over such securities. Hotard Family Interests, Ltd. is controlled by Mr. Hotard, who has voting and dispositive power over its securities (other than as set forth in this footnote). Hotard Family Interests, Ltd. has an address of PO Box 632266, Littleton, CO 80163.

7
Does not include 91,675 shares indirectly owned by Mr. Jagodinski, through his membership interest in the sponsor, consisting of 25,000 placement shares and 66,675 founder shares. Mr. Jagodinski does not have voting or dispositive control over such securities.

8
Does not include 36,670 shares indirectly owned by Dr. Rutledge through his membership interest in the sponsor, consisting of 10,000 placement shares and 26,670 founder shares. Dr. Rutledge does not have voting or dispositive control over such securities.

9
Does not include 91,675 shares indirectly owned by Mr. Kaufthal through his membership interest in the sponsor, consisting of 25,000 placement shares and 66,675 founder shares. Mr. Kaufthal does not have voting or dispositive control over such securities.

10
Based on information contained in Schedule 13G filed on February 11, 2014 by AQR Capital Management, LLC (“AQR”), AQR serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 2,329,000 shares of common stock, representing approximately 12.4% the outstanding shares of common stock. AQR Capital Management, LLC serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 10.3% of the reported securities.  Reporting persons have an address at Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

11
According to Amendment No.1 to Schedule 13G filed on February 14, 2014 by Polar Securities Inc., reporting persons has shares voting and dispositive power with North Pole Capital Master Fund of 2,013,300 shares of common stock, representing  8.18 % of the outstanding shares of common stock.  The address of the business office of each of the reporting persons is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

12
According to a Schedule 13G filed with the SEC on February 14, 2014 by Fir Tree, Inc (“Fir Tree”), the reporting person beneficially owns 1,480,200 shares of common stock, which represents approximately 6.0% of the Common Stock outstanding.   Fir Tree may be deemed to beneficially own the 1,480,200 shares of Common Stock purchased by certain private investment funds for which Fir Tree serves as the investment manager. Fir Tree has been granted investment discretion over the shares of common stock held by certain private investment funds for which Fir Tree serves as the investment manager, and thus, has the shared power to direct the vote and disposition of 1,480,200 shares of common stock. Reporting person has an address at 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On May 31, 2013, the Company issued 6,208,333 shares of common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. These shares include up to 75,000 shares of common stock which are subject to forfeiture in the event that the extension units are not purchased (or 37,500 Founder Shares per extension), so that the Sponsor and its permitted transferees own 25% of the Company’s issued and outstanding common shares after the Public Offering.

The Founder Shares are identical to the shares of common stock included in the Units sold in the Public Offering, except that (1) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (2) our initial stockholders have agreed: (i) to waive their redemption rights with respect to their Founder Shares, placement shares and public shares in connection with the consummation of our initial business combination and (ii) to waive their redemption rights with respect to their Founder Shares and placement shares if we fail to consummate a business combination within 16 months from the consummation of the Public Offering (or up to 24 months in case of extensions). However, our initial stockholders will be entitled to redemption rights with respect to any public shares it holds if we fail to consummate our initial business combination within such time period. If we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their Founder Shares, placement shares and any public shares held in favor of our initial business combination.

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares (except to permitted transferees) until (i) with respect to 20% of such shares, upon consummation of our initial business combination, (ii) with respect to 20% of such shares, when the closing price of our common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination, (iii) with respect to 20% of such shares, when the closing price of our common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination, (iv) with respect to 20% of such shares, when the closing price of our common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination and (v) with respect to 20% of such shares, when the closing price of our common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination or earlier, in any case, if, following a business combination, we engage in a subsequent transaction (1) resulting in our shareholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of our board of directors or management team in which the company is the surviving entity.

In connection with the Public Offering, the Sponsor purchased 1,150,000 placement units, each consisting of one share of common stock and one warrant to purchase one share of our common stock exercisable at $12.00, at a price of $10.00 per unit ($11.5 million in the aggregate) in a private placement that occurred simultaneously with the consummation of the Public Offering. The purchase price of the placement units was added to the proceeds from the Public Offering to be held in the trust account. If we do not complete an initial business combination within 16 months from the consummation of the Public Offering (or up to 24 months in case of extensions), the proceeds from the sale of the placement units held in the trust account will be used to fund the redemption of our public shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to the placement shares or warrants, which will expire worthless.

The placement units, the extension units and the component securities contained therein will not be transferable, assignable or salable until 30 days after the consummation of our initial business combination and the placement warrants and the extension warrants will be non-redeemable so long as they are held by our Sponsor or its affiliates or designees. If the placement units or extension units are held by someone other than the initial holders, or their respective permitted transferees, the placement warrants or extension warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. The Company classifies the private placement warrants within permanent equity as additional paid-in capital in accordance with ASC 815-40 Derivatives and Hedging.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Our amended and restated certificate of incorporation provides, however, that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply against us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations they may have currently, or any other fiduciary duties or contractual obligations they may have had as of the date of the Public Offering.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us or, in the case of a non-compete obligation, possibly prohibited from referring such opportunity to us. Below is a table summarizing the companies to which our officers and directors owe fiduciary obligations that could conflict with their fiduciary obligations to us, all of which may have to (i) be presented appropriate potential target businesses by our officers or directors, and (ii) reject the opportunity to acquire such potential target business, prior to their presentation of such target business to us:

Individual	Entity	Affiliation
Jeffry N. Quinn	Tronox Limited	Director
	Ferro Corporation	Director
	W.R. Grace & Co.	Director
	Quinpario Partners LLC	Managing Member

James P. Heffernan	United Natural Foods, Inc.	Director
	Command Security Corp.	Director

Edgar G. Hotard	HAO Capital	Operating Partner
	ARCH Venture Partners	Venture Partner
	SIAD Engineering (Hangzhou) Co. Ltd.	Executive Chairman
	Baosteel Metals	Director
	SIAD Macchine Impianti S.p.A.	Director

Walter Thomas Jagodinski	Lindsay Corporation	Director
	Phosphate Holdings, Inc.	Chairman

Dr. John Rutledge	Rutledge Capital	Chairman
	Safanad SA	Chief Investment Strategist

Ilan Kaufthal	East Wind Advisors	Chairman
	Cambrex Corporation	Director
	Blythe, Inc.	Director
	Tronox Limited	Director

Administrative Services

Commencing on August 9, 2013, the date that our securities were first listed on Nasdaq, we agreed to pay Quinpario Partners LLC, an affiliate of our Sponsor, a total of $10,000 per month for office space, administrative services and secretarial support. Upon consummation of our initial business combination or our liquidation, we will cease paying these monthly fees.

Sponsor Advance; Future Loans

In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment, other than the interest income earned thereon. Up to $750,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the placement warrants. The terms of such loans by our Sponsor or officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Registration Rights

The holders of the founder shares, placement units, extension units (including securities contained therein) and warrants that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them pursuant to the registration rights agreement entered into concurrently with the closing of our Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements.

Director Independence

The Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Messrs. Heffernan, Hotard, Jagodinski, Rutledge and Kaufthal are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act.

Item 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended December 31, 2013, the firm of Rothstein Kass was our principal accountant. The follow is a summary of fees paid to Rothstein Kass for services rendered.

Audit Fees

Fees paid or payable for Rothstein Kass, our independent registered public accounting firm, were $80,000 for the services it performed in connection with this report, two Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2013 and September 30, 2013 and Public Offering, including review of our registration statement on Form S-1 and amendments thereto, comfort letters and consents.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.  There were no fees billed for audit-related services rendered by Rothstein Kass during the last fiscal year.

Tax Fees

We have not incurred any fees for tax services.

All other fees

There have been no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until our listing on Nasdaq, the audit committee did not pre-approve the services in connection to our Public Offering, including review of our registration statement on Form S-1 and amendments thereto, comfort letters and consents.  However, in accordance with Section 10A(i) of the Exchange Act, our audit committee approved, on September 16, 2013, the engagement of Rothstein Kass to perform the services in connection with the two Quarterly Reports on Form 10-Q and this Annual Report on Form 10-K.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quinpario Acquisition Corp.

We have audited the accompanying balance sheet of Quinpario Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2013, and the related statements of operations, changes in stockholders’ equity and cash flows for period from May 31, 2013 (inception) to December 31, 2013.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quinpario Acquisition Corp. (a development stage company) as of December 31, 2013, and the results of its operations and its cash flows for the period from May 31, 2013 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will cease all operations, except for the purpose of winding up, redeem all public shares outstanding and dissolve and liquidate in the event that the Company does not consummate a business combination by December 9, 2014. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein Kass

Rothstein Kass

New York, New York

March 6, 2014

QUINPARIO ACQUISITION CORP.
(a development stage company)
Balance Sheet

December 31, 2013

ASSETS:
Current assets:
Cash	$741,632
Prepaid insurance	113,967
Total current assets	855,599

Investments held in trust account	177,097,040

Total assets	$177,952,639

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liability:
Accrued expenses	$19,531
Accrued franchise tax	65,767
Total current liability	85,298

Other liability:
Deferred underwriters' fee	5,175,000

Total liabilities	5,260,298

Commitment and contingencies
Common stock subject to possible redemption; 16,344,282 shares (at redemption value)	167,692,330

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 43,000,000 shares authorized; 8,264,051 shares issued and outstanding (which excludes 16,344,282 shares subject to possible redemption)	827
Additional paid-in capital	4,999,184
Deficit accumulated during the development stage	-
Total stockholders' equity	5,000,011
Total liabilities and stockholders' equity	$177,952,639

See accompanying notes to financial statements

QUINPARIO ACQUISITION CORP.
(a development stage company)
Statement of Operations

For the period from May 31, 2013 (inception) to December 31, 2013
Revenue	$-

General and administrative expenses	535,627
Loss from operations	(535,627)

Other income (expense)
Interest income	22,040

Net loss attributable to common stock not subject to possible redemption	$(513,587)

Weighted average number of shares outstanding, excluding shares subject to possible redemption, basic and diluted	7,526,526

Net loss per share, excluding shares subject to possible redemption, basic and diluted	$(0.07)

See accompanying notes to financial statements

QUINPARIO ACQUISITION CORP.
(a development stage company)
Statement of Changes in Stockholders' Equity

For the period from May 31, 2013 (inception) to December 31, 2013

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Sale of common stock to initial stockholder on May 31, 2013 at approximately $0.004 per share	6,208,333	$621	$24,379	$-	$25,000
Sale of 17,250,000 units at $10 per unit on August 14, 2013	17,250,000	1,725	172,498,275	-	172,500,000
Underwriters' discount and offering expenses	-	-	(10,819,071)	-	(10,819,071)
Sale of 1,150,000 placement units at $10 per unit to initial stockholder on August 14, 2013	1,150,000	115	11,499,885	-	11,500,000
Proceeds subject to possible redemption of 16,394,339 shares at redemption value	(16,394,339)	(1,639)	(168,204,279)	-	(168,205,918)
Change in proceeds subject to possible redemption to 16,344,282 shares at redemption value	50,057	5	(5)	513,587	513,587
Net loss attributable to common stock not subject to possible redemption	-	-	-	(513,587)	(513,587)
Balances as of December 31, 2013	8,264,051	$827	$4,999,184	$-	$5,000,011

See accompanying notes to financial statements

QUINPARIO ACQUISITION CORP.
(a development stage company)
Statement of Cash Flows

For the period from May 31, 2013 (inception) to December 31, 2013
Cash Flows from operating activities:
Net loss attributable to common stock not subject to possible redemption	$(513,587)
Adjustments to reconcile net loss attributable to common stock not subject to possible redemption to net cash used in operating activities
Prepaid insurance	(113,967)
Accrued expenses	19,531
Accrued franchise tax	65,767
Net cash used in operating activities	(542,256)

Cash flows from investing activities:
Cash deposited in Trust Account	(177,075,000)
Interest reinvested in Trust Account	(22,040)
Net cash used in investing activities	(177,097,040)

Cash flows from financing activities:
Proceeds from loan payable, affiliate	232,139
Payment of loan payable, affiliate	(232,139)
Proceeds from sale of common stock to initial stockholder	25,000
Proceeds from sale of Units to public stockholders	172,500,000
Proceeds from sale of placement units to initial stockholder	11,500,000
Payment of costs of Public Offering	(5,644,072)
Net cash provided by financing activities	178,380,928

Net increase in cash	741,632
Cash at beginning of the period	-
Cash at end of the period	$741,632

Supplemental disclosure of non-cash financing activities:
Deferred underwriters' compensation	$5,175,000

See accompanying notes to financial statements

QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Quinpario Acquisition Corp. (“us”, “we”, “Company”, “our”), a development stage company, is a newly organized blank check company incorporated in Delaware on May 31, 2013. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (“Business Combination”). The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company selected December 31 as its fiscal year end.

Quinpario Partners I, LLC (“Sponsor”), is a Delaware limited liability company formed for the express purpose of investing in and holding the securities of the Company.

The registration statement for the Company’s initial public offering was declared effective on August 8, 2013. On August 14, 2013, the Company consummated its initial public offering through the sale of 17,250,000 units (including 2,250,000 units sold pursuant to the underwriters’ exercise in full of their over-allotment option) at $10.00 per share (the “Public Offering”) and received gross proceeds of $172,500,000 (including $22,500,000 from the underwriters’ exercise in full of their over-allotment option) before deduction of the underwriters’ compensation of $5,175,000. Each unit consists of one share of the Company’s common stock (the “Public Shares”), and one redeemable common stock purchase warrant. Simultaneously with the consummation of the Public Offering, the Company sold 1,150,000 placement units to the Company’s Sponsor at $10.00 per unit in a private placement (the “Private Placement”) and raised $11,500,000. See Note 3 – Public Offering and Private Placement.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering (see Note 3), although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount equal to 102.6% of the gross proceeds of the Public Offering will be held in the Trust Account until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

 QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS – (continued)

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, is not required to submit the transaction for stockholder approval, unless otherwise required by law (or Nasdaq) and may proceed with a Business Combination if it is approved by the board of directors. Only in the event that the Company is required to seek stockholder approval in connection with a Business Combination, the Company will proceed with such Business Combination if a majority of the holders of outstanding shares of common stock that are voted vote in favor of the Business Combination. In connection with such a vote, the Company will provide our stockholders with the opportunity to redeem their Public Shares upon the consummation of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to us for working capital purposes or the payment of taxes, divided by the number of then outstanding Public Shares, subject to the limitations described within the registration statement and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed Business Combination. These shares of common stock have been recorded at redemption value and classified as temporary equity, in accordance with FASB ASC 480 “Distinguishing Liabilities from Equity”. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The initial stockholders have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote its Founders Shares, placement shares and any Public Shares held, in favor of approving a Business Combination.

Our Sponsor, officers and directors have agreed that the Company will have only 16 months from the consummation of the Public Offering to consummate our Business Combination. However, if we anticipate that we may not be able to consummate our Business Combination within 16 months, we may extend the period of time to consummate a Business Combination twice, each by an additional four months, for an aggregate of eight additional months. In order to extend the time available for us to consummate our Business Combination, our Sponsor, or its affiliates or designees, would deposit an aggregate of $1.125 million (or approximately $0.065 per Public Share) for each four month extension into the Trust Account prior to the applicable deadline. In return, they would receive 112,500 extension units ($10.00 per unit), on the same terms as in the private placement that occurred simultaneously with the consummation of the Public Offering. An aggregate of 225,000 extension units could be issued in connection with the two extensions. Neither our Sponsor, nor any of its affiliates or designees, is obligated to purchase such units in order to extend the time for us to complete a Business Combination. If we are unable to consummate our Business Combination within the above time periods, we will (i) cease all operations except for the purposes of winding up of our affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for working capital, but net of any taxes, pro rata to our public stockholders by way of redemption of our Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern.

QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS – (continued)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities”. At December 31, 2013, the Company has not commenced any operations nor generated revenue to date. All activity through December 31, 2013 relates to the Company’s formation and the Public Offering, and since August 14, 2013, the identification of potential target businesses and assets. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on the designated Trust Account.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and Private Placement, as calculated using the treasury stock method. For the period presented, the effect of the warrants have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Offering costs

Offering costs related to the Public Offering, totaling $10,819,071 (including $5,175,000 of underwriting fees paid at closing and $5,175,000 of deferred underwriting compensation) through the balance sheet date have been charged to stockholders’ equity upon the completion of the Public Offering.

QUINPARIO ACQUISITION CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Redeemable common stock

All of the 17,250,000 common shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company's liquidation or tender offer/ stockholder approval provisions. In accordance with FASB ASC 480 “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

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

Accordingly, at December 31, 2013, 16,344,282 of the 17,250,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.26 per share at December 31, 2013).

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

QUINPARIO ACQUISITION CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

There were no unrecognized tax benefits as of December 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2013. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

QUINPARIO ACQUISITION CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

3. PUBLIC OFFERING AND PRIVATE PLACEMENT

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

The placement units, the extension units and the component securities contained therein will not be transferable, assignable or salable until 30 days after the consummation of our initial business combination and the placement warrants and the extension warrants will be non-redeemable so long as they are held by our Sponsor or its affiliates or designees. If the placement units or extension units are held by someone other than the initial holders, or their respective permitted transferees, the placement warrants or extension warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. The Company classified the private placement warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40 Derivatives and Hedging.

4. RELATED PARTY TRANSACTIONS

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

QUINPARIO ACQUISITION CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

4. RELATED PARTY TRANSACTIONS – (continued)

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

Quinpario Partners LLC had also paid $123,915 of expenses on behalf of the Company for travel costs and other administrative expenses since inception. As of December 31, 2013, all amounts have been repaid to Quinpario Partners LLC.

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

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares (except to permitted transferees) until (i) with respect to 20% of such shares, upon consummation of our initial business combination, (ii) with respect to 20% of such shares, when the closing price of our common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination, (iii) with respect to 20% of such shares, when the closing price of our common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination, (iv) with respect to 20% of such shares, when the closing price of our common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination, and (v) with respect to 20% of such shares, when the closing price of our common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination or earlier, in any case, if, following a Business Combination, we engage in a subsequent transaction (1) resulting in our stockholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of our board of directors or management team in which the company is the surviving entity.

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

5. COMMITMENTS & CONTINGENCIES

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

6. TRUST ACCOUNT

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

As of December 31, 2013, the trust proceeds are invested directly in U.S. government securities with a maturity of 180 days or less, which consist of $177,096,391 in U.S. Treasury Bills and $649 of cash equivalents. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, gross unrealized holding gains and fair value of held-to-maturity securities at December 31, 2013 are as follows:

		Unrealized
	Carrying	Holding	Fair
	Amount	Gain	Value
Held-to-maturity
U.S. Treasury Securities – December 31, 2013	$177,096,391	$3,296	$177,099,687

QUINPARIO ACQUISITION CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

7. FAIR VALUE MEASUREMENT

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of December 31, 2013

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities held in Trust	$177,099,687	$177,099,687	—	—
Total	$177,099,687	$177,099,687	—	—

8. Income Taxes

Components of the Company's deferred tax assets at December 31, 2013 are as follows:

Net operating loss carryforwards	$15,304
Amortizable start-up costs	164,451
179,755
Valuation allowance	(179,755)
$-

The company established a valuation allowance of $179,755 as of December 31, 2013, which fully offsets the deferred tax asset of $179,755. The deferred tax asset results from applying an effective combined federal and state tax rate of 35% to start-up costs of $469,860 and net operating losses of $43,727. The Company's net operating losses will expire beginning in 2031. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses and the establishment of the valuation allowance.

9. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 43,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share. At December 31, 2013, there were 8,264,051 common shares outstanding, which excludes 16,344,282 shares of common stock subject to possible redemption.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2013, the Company has not issued any preferred shares.

10. SUBSEQUENT EVENTS

Management has approved the financial statements and performed an evaluation of subsequent events through March 7, 2014, the date the financial statements were available for issuance, noting no additional items which require adjustment or disclosure.

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at  www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement. (1)
3.1	Certificate of incorporation. (4)
3.2	Amended and restated certificate of incorporation. (1)
3.3	Bylaws. (3)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4). (2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.2	Registration Rights Agreement among the Registrant and security holders. (1)
10.3	Letter Agreement between Quinpario Partners I, LLC and Registrant regarding administrative support. (1)
10.4	Securities Purchase Agreement dated May 31, 2013 between the Registrant and Quinpario Partners I, LLC. (4)
10.5	Promissory Note in the amount of $250,000 dated June 14, 2013 and issued to Quinpario Partners I, LLC. (4)
10.6	Placement Unit Subscription Agreement between the Registrant and Sponsor. (3)
10.7	Form of Letter Agreement by and between the Registrant’s security holders, the officers and directors of the Registrant. (3)
10.8	Form of Indemnity Agreement. (1)
14.1	Code of Business and Ethics. (2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). *
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
99.6	Audit Committee Charter. (4)
101.ins	XBRL Instance Document**
101.xsd	XBRL Taxonomy Extension Schema Document**
101.cal	XBRL Taxonomy Calculation Linkbase Document**
101.def	XBRL Taxonomy Definition Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on August 14, 2013
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on August 1, 2013
(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on July 19, 2013
(4)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on June 19, 2013

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINPARIO ACQUISITION CORP.

Dated: March 7, 2014	/s/ Jeffry N. Quinn
Jeffry N. Quinn President and Chief Executive Officer (Principal Executive Officer)

Dated: March 7, 2014	/s/ D. John Srivisal
D. John Srivisal Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeffry N. Quinn	President, Chief Executive Officer and Chairman of the Board of Directors	March 7, 2014
Jeffry N. Quinn	(Principal Executive Officer)

/s/ Paul J. Berra III	Vice President, General Counsel and Secretary	March 7, 2014
Paul J. Berra III

/s/ D. John Srivisal	Vice President and Chief Financial Officer	March 7, 2014
D. John Srivisal	(Principal Financial Officer and Principal Accounting Officer)

/s/ James P. Heffernan	Director	March 7, 2014
James P. Heffernan

/s/ Walter Thomas Jagodinski	Director	March 7, 2014
Walter Thomas Jagodinski

/s/ Dr. John Rutledge	Director	March 7, 2014
Dr. John Rutledge