Form 10-Q
period 2014-03-31
Quinpario Acquisition Corp.
filed 2014-05-15
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, there were 24,608,333 shares of common stock of the Company issued and outstanding.

QUINPARIO ACQUISITION CORP.
(a development stage company)
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Interim Balance Sheets	3
Condensed Interim Statements of Operations	4
Condensed Interim Statement of Changes in Stockholders’ Equity	5
Condensed Interim Statements of Cash Flows	6
Notes to Condensed Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Forward Looking Statements	17
Overview	17
Results of Operations	17
Liquidity and Capital Resources	17
Critical Accounting Policies	18
Proposed Business Combination	19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4. CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION	21

ITEM 1. LEGAL PROCEEDINGS	21

ITEM 1A. RISK FACTORS	21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4. MINE SAFETY DISCLOSURES	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	23
Ex-10.10
Ex-10.11
Ex-10.12
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  CONDENSED INTERIM FINANCIAL STATEMENTS

QUINPARIO ACQUISITION CORP.
(a development stage company)
Condensed Interim Balance Sheets

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS:
Current assets:
Cash	$129,071	$741,632
Prepaid insurance	87,667	113,967
Total current assets	216,738	855,599

Investments held in Trust Account	177,111,405	177,097,040

Total assets	$177,328,143	$177,952,639

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accrued expenses	$2,620,242	$19,531
Accrued franchise tax	27,913	65,767
Advances from affiliate	344,149	-
Total current liabilities:	2,992,304	85,298

Other liability:
Deferred underwriters' fee	5,175,000	5,175,000

Total liabilities	8,167,304	5,260,298

Commitment and contingencies
Common stock subject to possible redemption; 16,000,081 and 16,344,282 shares at March 31, 2014 and December 31, 2013, respectively (at redemption value)	164,160,828	167,692,330

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 43,000,000 shares authorized; 8,608,252 and 8,264,051 shares issued and outstanding (which excludes 16,000,081 and 16,344,282 shares subject to possible redemption) at March 31, 2014 and December 31, 2013, respectively	861	827
Additional paid-in capital	4,999,150	4,999,184
Deficit accumulated during the development stage	-	-
Total stockholders' equity	5,000,011	5,000,011
Total liabilities and stockholders' equity	$177,328,143	$177,952,639

See accompanying notes to condensed interim financial statements

QUINPARIO ACQUISITION CORP.
(a development stage company)
Condensed Interim Statements of Operations (unaudited)

	For the three months ended March 31, 2014	For the period from May 31, 2013 (inception) to March 31, 2014
Revenue	$-	$-
General and administrative expenses	3,545,867	4,081,494
Loss from operations	(3,545,867)	(4,081,494)

Other income (expense)
Interest income	14,366	36,405
Net loss attributable to common stock not subject to
possible redemption	$(3,531,501)	$(4,045,089)
Weighted average number of shares outstanding, excluding
shares subject to possible redemption, basic and diluted	8,267,875	7,745,285
Net loss per share, excluding shares subject to possible
redemption, basic and diluted	$(0.43)	$(0.52)

See accompanying notes to condensed interim financial statements

QUINPARIO ACQUISITION CORP.
(a development stage company)
Condensed Interim Statement of Changes in Stockholders’ Equity (unaudited)

For the period from May 31, 2013 (inception) to March 31, 2014

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Sale of common stock to initial stockholder on May 31, 2013 at approximately $0.004 per share	6,208,333	$621	$24,379	$-	$25,000
Sale of 17,250,000 units at $10 per unit on August 14, 2013	17,250,000	1,725	172,498,275	-	172,500,000
Underwriters' discount and offering expenses	-	-	(10,819,071)	-	(10,819,071)
Sale of 1,150,000 placement units at $10 per unit to initial stockholder on August 14, 2013	1,150,000	115	11,499,885	-	11,500,000
Proceeds subject to possible redemption of 16,394,339 shares at redemption value	(16,394,339)	(1,639)	(168,204,279)	-	(168,205,918)
Change in proceeds subject to possible redemption to 16,344,282 shares at redemption value	50,057	5	(5)	513,587	513,587
Net loss attributable to common stock not subject to possible redemption	-	-	-	(513,587)	(513,587)
Balances as of December 31, 2013 (audited)	8,264,051	$827	$4,999,184	$-	$5,000,011
Change in proceeds subject to possible redemption to 16,000,081 shares at redemption value	344,201	34	(34)	3,531,501	3,531,501
Net loss attributable to common stock not subject to possible redemption	-	-	-	(3,531,501)	(3,531,501)
Balances as of March 31, 2014 (unaudited)	8,608,252	$861	$4,999,150	$-	$5,000,011

See accompanying notes to condensed interim financial statements

QUINPARIO ACQUISITION CORP.
(a development stage company)
Condensed Interim Statements of Cash Flows (unaudited)

	For the three months ended March 31, 2014	For the period from May 31, 2013 (inception) to March 31, 2014
Cash Flows from operating activities:
Net loss attributable to common stock not subject to possible redemption	$(3,531,501)	$(4,045,089)
Adjustments to reconcile net loss attributable to common stock not subject to possible redemption to net cash used in operating activities
Prepaid insurance	26,300	(87,667)
Accrued franchise tax	(37,854)	27,913
Accrued expenses	2,600,711	2,620,241
Net cash used in operating activities	(942,344)	(1,484,602)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(177,075,000)
Interest reinvested in Trust Account	(14,366)	(36,405)
Net cash used in investing activities	(14,366)	(177,111,405)

Cash flows from financing activities:
Proceeds from loan payable, affiliate	344,149	576,288
Repayment of loan payable, affiliate	-	(232,139)
Proceeds from sale of common stock to initial stockholder	-	25,000
Proceeds from sale of Units to public stockholders	-	172,500,000
Proceeds from sale of placement units to initial stockholder	-	11,500,000
Payment of costs of Public Offering	-	(5,644,071)
Net cash provided by financing activities	344,149	178,725,078

Net increase (decrease) in cash	(612,561)	129,071
Cash at beginning of the period	741,632	-
Cash at end of the period	$129,071	$129,071

Supplemental disclosure of non-cash financing activities:
Deferred underwriters' compensation	$-	$5,175,000

See accompanying notes to condensed interim financial statements

 QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED INTERIM FINANCIAL INFORMATION

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2014 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2014.

2. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Quinpario Acquisition Corp. (“us”, “we”, “Company”, “our”, “Quinpario”), a development stage company, is a blank check company incorporated in Delaware on May 31, 2013. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (“Business Combination”). As more fully described in Note 10 – Proposed Business Combination, the Company entered into a Business Combination and stock purchase agreement (the “Purchase Agreement”), by and between the Company, Jason Partners Holdings Inc. (“Jason”), JPHI Holdings Inc. (“Quinpario Sub”) and Jason Partners Holdings LLC (“Seller”), providing for the acquisition of all of the capital stock of Jason by Quinpario Sub from Seller and certain members of Seller (the “Jason Business Combination”). Quinpario Sub is an inactive wholly owned subsidiary of the Company with no assets or operations as of March 31, 2014. The Jason Business Combination is not final and subject to closing conditions in accordance with the terms of the Purchase Agreement.

The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

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

 QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
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

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, is not required to submit the transaction for stockholder approval, unless otherwise required by law (or Nasdaq) and may proceed with a Business Combination if it is approved by the board of directors. Only in the event that the Company is required or elects to seek stockholder approval in connection with a Business Combination, the Company will proceed with such Business Combination if a majority of the holders of outstanding shares of common stock that are voted vote in favor of the Business Combination. In connection with such a vote, the Company will provide our stockholders with the opportunity to redeem their Public Shares upon the consummation of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to us for working capital purposes or the payment of taxes, divided by the number of then outstanding Public Shares, subject to the limitations described within the registration statement and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed Business Combination. These shares of common stock have been recorded at redemption value and classified as temporary equity, in accordance with FASB ASC 480 “Distinguishing Liabilities from Equity”. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The initial stockholders have agreed, in the event the Company is required or elects to seek stockholder approval of its Business Combination, to vote its Founder Shares, placement shares and any Public Shares held, in favor of approving a Business Combination.

Our Sponsor, officers and directors have agreed that the Company will have only 16 months from the consummation of the Public Offering to consummate a Business Combination. However, if we anticipate that we may not be able to consummate a Business Combination within 16 months, we may extend the period of time to consummate a Business Combination twice, each by an additional four months, for an aggregate of eight additional months. In order to extend the time available for us to consummate a Business Combination, our Sponsor, or its affiliates or designees, would deposit an aggregate of $1.125 million (or approximately $0.065 per Public Share) for each four month extension into the Trust Account prior to the applicable deadline. In return, they would receive 112,500 extension units ($10.00 per unit), on the same terms as in the private placement that occurred simultaneously with the consummation of the Public Offering. An aggregate of 225,000 extension units could be issued in connection with the two extensions. Neither our Sponsor, nor any of its affiliates or designees, is obligated to purchase such units in order to extend the time for us to complete a Business Combination. If we are unable to consummate a Business Combination within the above time periods, we will (i) cease all operations except for the purposes of winding up of our affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for working capital, but net of any taxes, pro rata to our public stockholders by way of redemption of our Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

The initial stockholders have agreed to waive their redemption rights with respect to the Founder Shares and Private Placement shares (i) in connection with the consummation of a Business Combination, (ii) if we fail to consummate a Business Combination within 16 months from the consummation of the Public Offering (or up to 24 months in case of extensions), (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to the expiration of the 16 month period. However, if our initial stockholders acquire Public Shares during or after the Public Offering, they will be entitled to redemption rights with respect to such Public Shares if we fail to consummate a Business Combination within the required time period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not consummate a Business Combination within 16 months from the consummation of the Public Offering (or up to 24 months in case of extensions) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit.

 QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities”. At March 31, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through March 31, 2014 relates to the Company’s formation and the Public Offering, and since August 14, 2013, the identification of potential target businesses and assets. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on the designated Trust Account.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and Private Placement, as calculated using the treasury stock method. For the periods presented, the effect of the warrants have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Offering costs

Offering costs related to the Public Offering, totaling $10,819,071 (including $5,175,000 of underwriting fees paid at closing and $5,175,000 of deferred underwriting compensation) through the balance sheet date have been charged to stockholders’ equity upon the completion of the Public Offering.

Redeemable common stock

All of the 17,250,000 common shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company's liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480 “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480 “Distinguishing Liabilities from Equity”. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

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

Accordingly, at March 31, 2014 and December 31, 2013, 16,000,081 and 16,344,282, respectively of the 17,250,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.26 per share at March 31, 2014 and December 31, 2013).

 QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Use of estimates

The preparation of condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2014 and December 31, 2013. This policy also provides guidance on thresholds, measurements, de recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2014 and December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

4. PUBLIC OFFERING AND PRIVATE PLACEMENT

On August 14, 2013, the Company sold 17,250,000 units (including 2,250,000 units sold pursuant to the underwriters’ exercise in full of their over-allotment option) at $10.00 per unit (“Units”) in the Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant. We did not register the shares of common stock issuable upon exercise of the warrants. However, we have agreed to use our best efforts to file and have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants, to maintain a current prospectus relating to those shares of common stock until the earlier of the date the warrants expire or are redeemed and, the date on which all of the warrants have been exercised and to qualify the resale of such shares under state blue sky laws, to the extent an exemption is not available. Each warrant will entitle the holder to purchase one share of common stock at an exercise price of $12.00 and will become exercisable on the later of (a) 30 days after the consummation of a Business Combination, or (b) 12 months from the closing of the Public Offering. The warrants will expire at 5:00 p.m., New York time, five years after the consummation of a Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to us and not placed in the Trust Account. The warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days prior written notice after the warrants become exercisable, only in the event that the last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given. As more fully described in Note 11 – Subsequent Events, on May 6, 2014, the Company commenced a tender offer to purchase up to 9,200,000 of its outstanding warrants at a purchase price of $0.75 per warrant, in cash, without interest, for an aggregate purchase price of up to $6,900,000.  The purpose of the tender offer is to provide warrant holders that may not wish to retain their warrants following the proposed Jason Business Combination, the possibility of receiving cash for their warrants.

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

The placement units, the extension units and the component securities contained therein will not be transferable, assignable or salable until 30 days after the consummation of a Business Combination and the placement warrants and the extension warrants will be non-redeemable so long as they are held by our Sponsor or its affiliates or designees. If the placement units or extension units are held by someone other than the initial holders, or their respective permitted transferees, the placement warrants or extension warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. The Company classified the private placement warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40 Derivatives and Hedging.

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

QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

5. RELATED PARTY TRANSACTIONS – (continued)

On March 14, 2014, our board of directors approved, in accordance with our amended and restated certificate of incorporation, any future advances by Quinpario Partners LLC, our Sponsor’s managing member, or one or more of its affiliates to the Company in order to finance transaction costs associated with any Business Combination, including the Jason Business Combination. As of March 31, 2014, we owed Quinpario Partners LLC $344,149 in transaction costs associated with the exploration of potential Business Combinations not related to the Jason Business Combination. On May 12, 2014, the Company issued an unsecured promissory note of up to $2,500,000, inclusive of the $344,149 previously advanced to the Company, to Quinpario Partners LLC. The promissory note is non-interest bearing and payable in full at the earlier of (i) December 31, 2014 or (ii) the consummation of a Business Combination.

After the Jason Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the Company. At this time, the amount of such compensation is not known. Our board of directors will determine such executive and director compensation after the consummation of the Jason Business Combination, if applicable.

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

The Company has reimbursed Quinpario Partners LLC $123,915 for expenses incurred on behalf of the Company for travel costs and other administrative expenses since inception.

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

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares (except to permitted transferees) until (i) with respect to 20% of such shares, upon consummation of a Business Combination, (ii) with respect to 20% of such shares, when the closing price of our common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination, (iii) with respect to 20% of such shares, when the closing price of our common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination, (iv) with respect to 20% of such shares, when the closing price of our common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination and (v) with respect to 20% of such shares, when the closing price of our common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination or earlier, in any case, if, following a Business Combination, we engage in a subsequent transaction (1) resulting in our stockholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of our board of directors or management team in which the company is the surviving entity.

QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

5. RELATED PARTY TRANSACTIONS – (continued)

The initial stockholders will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Public Offering. The initial stockholders will be entitled to demand registration rights and certain “piggy-back” registration rights with respect to their shares of common stock, the warrants and the common shares underlying the warrants, commencing on the date such common stock or warrants are released from applicable lockup periods, as described above. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Commencing on August 9, 2013, the date that our securities were first listed on NASDAQ, the Company agreed to pay Quinpario Partners LLC a total of $10,000 per month for office space, administrative services and secretarial support. Upon consummation of our Business Combination or our liquidation, we will cease paying these monthly fees. Under this agreement, the Company has incurred $30,000 for the three months ended March 31, 2014 and $80,000 for the period from May 31, 2013 (inception) to March 31, 2014.

6. COMMITMENTS & CONTINGENCIES

The Company paid an underwriting discount of three percent (3.0%) of the public unit offering price to the underwriters at the closing of the Public Offering. In addition, the underwriters will be entitled to a deferred fee of three percent (3.0%) of the Public Offering payable in cash upon the closing of a Business Combination, which is reflected in the accompanying balance sheets. The underwriters will not be entitled to any interest accrued on the deferred discount.

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

As of March 31, 2014 and December 31, 2013, the trust proceeds are invested directly in U.S. government securities with a maturity of 180 days or less, which consist of $177,110,472 and $177,096,391, respectively in U.S. Treasury Bills and $933 and $649, respectively of cash equivalents. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, gross unrealized holding gains and fair value of held-to-maturity securities at March 31, 2014 and December 31, 2013 are as follows:

		Unrealized
	Carrying	Holding	Fair
	Amount	Gain	Value
Held-to-maturity
U.S. Treasury Securities – March 31, 2014	$177,110,472	$2,214	$177,112,686

		Unrealized
	Carrying	Holding	Fair
	Amount	Gain	Value
Held-to-maturity
U.S. Treasury Securities – December 31, 2013	$177,096,391	$3,296	$177,099,687

QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of March 31, 2014

Description	Balances, at March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Treasury Securities held in Trust	$177,112,686	$177,112,686	–	–
Total	$177,112,686	$177,112,686	–	–

Fair Value of Financial Assets as of December 31, 2013

Description	Balances, at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Treasury Securities held in Trust	$177,099,687	$177,099,687	–	–
Total	$177,099,687	$177,099,687	–	–

9. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 43,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share. At March 31, 2014 and December 31, 2013, there were 8,608,252 and 8,264,051 common shares outstanding, which excludes 16,000,081 and 16,344,282 shares of common stock subject to possible redemption, respectively.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2014 and December 31, 2013, the Company has not issued any preferred shares.

QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

10. PROPOSED BUSINESS COMBINATION

On March 16, 2014, we entered into the Purchase Agreement with Quinpario Sub, Jason and Seller pursuant to which, among other things and subject to the terms and conditions contained in the Purchase Agreement, we will effect an acquisition of Jason whereby Quinpario Sub will acquire all shares of common stock of Jason then outstanding from certain members of Seller and current and former management of Jason (collectively, with each other member of Seller and/or current and former management of Jason who after the date of the Purchase Agreement executes and delivers a commitment to effect the rollover, the “Rollover Participants”) and Seller.

As of the date of the Purchase Agreement, Seller owned all of the issued and outstanding capital stock of Jason, comprised solely of shares of Jason common stock. At the signing, certain of the Rollover Participants entered into binding commitments to effect, at the closing of the Jason Business Combination, the acquisition of Quinpario Sub shares through a contribution of shares of Jason common stock (of equal value held by them as of such time) to Quinpario Sub (the “rollover”). To facilitate the rollover, Seller has agreed that, immediately prior to the consummation of the Jason Business Combination, Seller shall distribute in-kind to each Rollover Participant (in exchange for the redemption of certain of each such person’s equity interests in Seller) a number of shares of Jason common stock equal in value to the aggregate amount committed by such person to be contributed to Quinpario Sub in connection with the rollover.

Pursuant to the terms of the Purchase Agreement, the purchase price of the Jason Business Combination is $538.65 million (the “Purchase Price”), subject to certain customary adjustments and escrow requirements in accordance with the terms of the Purchase Agreement. The consideration to be paid to the Rollover Participants and Seller for their respective shares of Jason common stock will be funded by a combination of the Cash Consideration and at least $35.0 million in common equity issued by Quinpario Sub in exchange for the rollover, subject to customary adjustments (including a working capital adjustment using a target working capital of $80.0 million) and escrow requirements as set forth in the Purchase Agreement. Quinpario intends to pay a portion of the Cash Consideration using proceeds held in the Trust Account maintained for the benefit of the Company’s public stockholders, if any, after giving effect to the exercise by Quinpario public stockholders of their redemption rights described below. The remainder of the Cash Consideration will be paid from the proceeds of our Debt Financing (as described below) and the anticipated proceeds from the sale of preferred stock in a private placement (the “PIPE Investment”), as more fully described in Note 11 – Subsequent Events. We have obtained a commitment letter from a syndicate of lenders to provide debt financing to Jason in the aggregate amount of approximately $460.0 million (the “Debt Financing”). Additionally, we have received commitments from certain investors pursuant to which they have collectively agreed to purchase shares of Quinpario common stock through open market or privately negotiated transactions, a private placement or a combination thereof, in order to ensure sufficient funds to consummate the Jason Business Combination (the “Backstop Commitment”). A portion of the proceeds from our Debt Financing will also be used to pay certain of Jason’s existing indebtedness. To the extent not utilized to consummate the Jason Business Combination, the proceeds from the Trust Account, Debt Financing, PIPE Investment and Backstop Commitment will be used for general corporate purposes, including, but not limited to, working capital for operations, capital expenditures and future acquisitions.

As promptly as practicable after the date of the Purchase Agreement described herein, Quinpario has agreed to provide its public stockholders with the opportunity to redeem shares of Quinpario common stock in conjunction with a stockholder vote on the transactions contemplated by the Purchase Agreement. Quinpario has further agreed (i) not to terminate or withdraw such redemption rights other than in connection with a valid termination of the Purchase Agreement and (ii) extend such period for public stockholders to exercise their redemption rights for any period required by any rule, regulation, interpretation or position of the SEC or NASDAQ. Unless waived by the Company, it is a condition to closing under the Purchase Agreement that at least $115.0 million remain in our Trust Account at the closing of the Jason Business Combination. Each redemption of shares of our common stock by our public stockholders will decrease the amount in our Trust Account, which holds approximately $177.1 million as of March 31, 2014. If, however, redemptions by our public stockholders cause us to have less than $115.0 million in our Trust Account at the closing of the Jason Business Combination, certain of the Rollover Participants will have the option (but not the obligation) to contribute in connection with the rollover an additional aggregate amount of their current equity in Jason to Quinpario Sub equal to the shortfall between the cash then in the Trust Account and $115.0 million. In no event, however, will we redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

QUINPARIO ACQUISITION CORP.
 (a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

10. PROPOSED BUSINESS COMBINATION – (continued)

For the three months ended March 31, 2014, the Company has incurred approximately $1,700,000 of costs directly related to the Jason Business Combination. These costs are included in general and administrative expenses on the accompanying statements of operations.

The consummation of the transactions contemplated by the Purchase Agreement is subject to a number of conditions set forth in the Purchase Agreement including, among others, receipt of the requisite approval of the stockholders of the Company.

11. SUBSEQUENT EVENTS

Management has approved the condensed interim financial statements and performed an evaluation of subsequent events through May 15, 2014, the date the condensed interim financial statements were available for issuance, noting only the following items which require disclosure.

On May 6, 2014, the Company commenced a tender offer to purchase up to 9,200,000 of its outstanding warrants at a purchase price of $0.75 per warrant, in cash, without interest, for an aggregate purchase price of up to $6,900,000.  The purpose of the tender offer is to provide warrant holders that may not wish to retain their warrants following the proposed Jason Business Combination, the possibility of receiving cash for their warrants.  The tender offer is not conditioned on any financing or on any minimum number of warrants being tendered. However, the tender offer is subject to certain other conditions, including the acquisition of Jason. If the Purchase Agreement is terminated for any reason, or the tender offer would be reasonably likely to impair or delay the closing of the acquisition of Jason or the ability of the Company or its wholly-owned subsidiary to obtain any portion of the Debt Financing, the Company will terminate the tender offer.

On May 9, 2014, the Company executed a Backstop and Subscription Agreement with the investors named therein providing for the issuance by the Company of 45,000 shares of 8.0% Series A Convertible Perpetual Preferred Stock in a private placement (subject to certain conditions, including the closing of the Jason Business Combination) for gross proceeds to the Company of approximately $45 million.  Each share of 8.0% Series A Convertible Perpetual Preferred Stock will be convertible, at the holder’s option at any time, initially into approximately 81.18 shares of the Company’s common stock (which is equivalent to an initial conversion price of approximately $12.32 per share), subject to specified adjustments as set forth in the Certificate of Designations. Based on the initial conversion rate, approximately 3,653,113 shares of the Company’s common stock would be issuable upon conversion of all 45,000 shares of Series A Convertible Perpetual Preferred Stock, when issued, assuming the absence of in-kind dividends.

Also pursuant to the Backstop and Subscription Agreement, investors have agreed to collectively purchase up to $17.5 million worth of shares of common stock of the Company at a purchase price of up to $10.255 per share through open market purchases, privately negotiated transactions, a private placement (subject to certain conditions, including the closing of the Jason Business Combination) or a combination thereof. The Backstop and Subscription Agreement has an effective date as of May 14, 2014.

The Company also entered into a Registration Rights Agreement, providing for the registration of any such private placement stock (including the common stock into which the 8.0% Series A Convertible Perpetual Preferred Stock may be converted).

The 8.0% Series A Convertible Perpetual Preferred Stock and the common stock issuable pursuant to the Backstop and Subscription Agreement are to be offered and sold pursuant to an exemption from the registration requirements of the Securities Act. Such common stock, preferred stock and the shares of the Company’s common stock into which the preferred stock is convertible have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy any security and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offering, solicitation or sale would be unlawful. The foregoing is being disclosed in accordance with Rule 135c under the Securities Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company” “Quinpario” “us” or “we” refer to Quinpario Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward looking statements that involve risks and uncertainties.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company formed on May 31, 2013 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). As more fully described below in Proposed Business Combination, the Company entered into a Business Combination and stock purchase agreement (the “Purchase Agreement”) by and between the Company, Jason Partners Holdings Inc. (“Jason”), JPHI Holdings Inc. (“Quinpario Sub”) and Jason Partners Holdings LLC (“Seller”), providing for the acquisition of all of the capital stock of Jason by Quinpario Sub, from Seller and certain members of Seller (the “Jason Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of the Public Offering and the Private Placement of the placement units and the extension units (if applicable), our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity through March 31, 2014 relates to the Company’s formation and the Public Offering, and since August 14, 2013, the identification of potential target businesses and assets. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. In order to have sufficient funds available to complete our efforts to effect the Jason Business Combination described in Note 10 – Proposed Business Combination, we will need to rely on advances from Quinpario Partners LLC.

For the three months ended March 31, 2014, we had net losses of $3,531,501 which consist of operating, transaction and due diligence costs, offset by interest income of $14,366 on the Trust Account. For the period from May 31, 2013 (inception) to March 31, 2014, we had net losses of $4,045,089 which consist of formation, operating, transaction and due diligence costs, offset by interest income of $36,405 on the Trust Account.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the Founder Shares to Quinpario Partners I, LLC (“Sponsor”), loans and advances from Quinpario Partners LLC, an affiliate of our Sponsor, totaling $700,203 and $1,295,383 of working capital from the gross proceeds of the Public Offering. Of the $700,203 loaned and advanced from Quinpario Partners LLC, $356,054 was loaned and advanced prior to our Public Offering and has since been repaid. The remaining $344,149 of the $700,203 was advanced to us between March 28, 2014 and March 31, 2014 for transaction costs associated with the exploration of potential Business Combinations. As March 31, 2014, there was $344,149 outstanding to Quinpario Partners LLC. On May 12, 2014, the Company issued an unsecured promissory note of up to $2,500,000, inclusive of the $344,149 previously advanced to the Company, to Quinpario Partners LLC. The promissory note is non-interest bearing and payable in full at the earlier of (i) December 31, 2014 or (ii) the consummation of our Business Combination.

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

We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with additional working capital to identify one or more target businesses, conduct due diligence and complete a Business Combination, as well as to pay any taxes that we may owe. As described elsewhere in this Report, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 (“Investment Company Act”). The current low interest rate environment has made it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our initial Business Combination. As a result, we will borrow sufficient funds from Quinpario Partners LLC to operate until we close our initial Business Combination. Up to $750,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the placement warrants. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination.

For the period from August 14, 2013 (consummation of our IPO) through March 31, 2014, we disbursed an aggregate of $1,535,461 out of the proceeds of our Public Offering not held in trust, the proceeds from the sale of the Founder Shares and amounts borrowed from Quinpario Partners LLC, an affiliate of our Sponsor, for legal expenses, accounting expenses and filing fees relating to our SEC reporting obligations, general corporate matters, transaction costs, due diligence and miscellaneous expenses.  As of March 31, 2014, there was $129,071 remaining in our working capital account not held in trust which includes an advance from Quinpario Partners LLC of $344,149 on March 28, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in any transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Critical Accounting Policies

The preparation of condensed interim financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements, and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Development stage company

The Company is considered to be in the development stage and complies with the reporting requirements of FASB ASC 915, “Development Stage Entities”. At March 31, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through March 31, 2014 relates to the Company’s formation and the Public Offering, and since August 14, 2013, the identification of potential target businesses and assets. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on the designated Trust Account.

Redeemable common stock

All of the 17,250,000 common shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company's liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

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

Accordingly, at March 31, 2014 and December 31, 2013, 16,000,081 and 16,344,282 of the 17,250,000 Public Shares are classified outside of permanent equity at their redemption value, respectively. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.26 per share at March 31, 2014 and December 31, 2013).

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

Recent accounting pronouncements:

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed interim financial statements.

Proposed Business Combination

On March 16, 2014, the Company entered into the Purchase Agreement with Quinpario Sub, Jason and Seller, providing for the acquisition of all of the capital stock of Jason by Quinpario Sub from Seller and certain members of Seller. Quinpario Sub is an inactive wholly owned subsidiary of the Company.

The Purchase Agreement provides for the acquisition of Jason whereby Quinpario Sub will acquire all shares of common stock of Jason then outstanding from certain members of Seller and current and former management of Jason (collectively, with each other member of Seller and/or current and former management of Jason who after the date of the Purchase Agreement executes and delivers a commitment to effect the rollover, the “Rollover Participants”) and Seller.

As of the date of the Purchase Agreement, Seller owned all of the issued and outstanding capital stock of Jason, comprised solely of shares of Jason common stock. At the signing, certain of the Rollover Participants entered into binding commitments to effect, at the closing of the Jason Business Combination, the acquisition of Quinpario Sub shares through a contribution of shares of Jason common stock (of equal value held by them as of such time) to Quinpario Sub (the “rollover”). To facilitate the rollover, Seller has agreed that, immediately prior to the consummation of the Jason Business Combination, Seller shall distribute in-kind to each Rollover Participant (in exchange for the redemption of certain of each such person’s equity interests in Seller) a number of shares of Jason common stock equal in value to the aggregate amount committed by such person to be contributed to Quinpario Sub in connection with the rollover.

Pursuant to the terms of the Purchase Agreement, the purchase price of the Jason Business Combination is $538.65 million (the “Purchase Price”), subject to certain customary adjustments and escrow requirements in accordance with the terms of the Purchase Agreement. The consideration to be paid to the Rollover Participants and Seller for their respective shares of Jason common stock will be funded by a combination of the Cash Consideration and at least $35.0 million in common equity issued by Quinpario Sub in exchange for the rollover, subject to customary adjustments (including a working capital adjustment using a target working capital of $80.0 million) and escrow requirements as set forth in the Purchase Agreement.

Quinpario intends to pay a portion of the Cash Consideration using proceeds held in the Trust Account maintained for the benefit of the Company’s public stockholders, if any, after giving effect to the exercise by Quinpario public stockholders of their redemption rights. The remainder of the Cash Consideration will be paid from the proceeds of our Debt Financing (as described below) and the anticipated proceeds from the sale of preferred stock in a private placement (the “PIPE Investment”). We have obtained a commitment letter from a syndicate of lenders to provide debt financing to Jason in the aggregate amount of approximately $460.0 million (the “Debt Financing”). Additionally, we have received commitments from certain investors pursuant to which they have collectively agreed to purchase shares of Quinpario common stock through open market or privately negotiated transactions, a private placement or a combination thereof, in order to ensure sufficient funds to consummate the Jason Business Combination (the “Backstop Commitment”). A portion of the proceeds from our Debt Financing will also be used to pay certain of Jason’s existing indebtedness. To the extent not utilized to consummate the Jason Business Combination, the proceeds from the Trust Account, Debt Financing, PIPE Investment and Backstop Commitment will be used for general corporate purposes, including, but not limited to, working capital for operations, capital expenditures and future acquisitions.

As promptly as practicable after the date of the Purchase Agreement described herein, Quinpario has agreed to provide its public stockholders with the opportunity to redeem shares of Quinpario common stock in conjunction with a stockholder vote on the transactions contemplated by the Purchase Agreement. Quinpario has further agreed (i) not to terminate or withdraw such redemption rights other than in connection with a valid termination of the Purchase Agreement and (ii) extend such period for public stockholders to exercise their redemption rights for any period required by any rule, regulation, interpretation or position of the SEC or NASDAQ. Unless waived by the Company, it is a condition to closing under the Purchase Agreement that at least $115.0 million remain in our Trust Account at the closing of the Jason Business Combination. Each redemption of shares of our common stock by our public stockholders will decrease the amount in our Trust Account, which holds approximately $177.1 million as of March 31, 2014. If, however, redemptions by our public stockholders cause us to have less than $115.0 million in our Trust Account at the closing of the Jason Business Combination, certain of the Rollover Participants will have the option (but not the obligation) to contribute in connection with the rollover an additional aggregate amount of their current equity in Jason to Quinpario Sub equal to the shortfall between the cash then in the Trust Account and $115.0 million. In no event, however, will we redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

The consummation of the transactions contemplated by the Purchase Agreement is subject to a number of conditions set forth in the Purchase Agreement including, among others, receipt of the requisite approval of the stockholders of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are a blank check company incorporated on May 31, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were considered in the development stage at March 31, 2014. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to significant risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our Public Offering held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 7, 2014 and our Preliminary Proxy Statement on Schedule 14A filed with the SEC on March 28, 2014, as amended on May 2, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 7, 2014 and our Preliminary Proxy Statement on Schedule 14A filed with the SEC on March 28, 2014, as amended on May 2, 2014 relating to the Jason Business Combination, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We paid a total of $5,175,000 in underwriting discounts and commissions and $454,617 for other costs and expenses related to the offering and general administrative expenses. In addition, the Underwriters agreed to defer $5,175,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination, if consummated. We also repaid all loans and advances outstanding to an affiliate of our Sponsor (an entity controlled by our officers and directors) from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $5,175,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of the Placement Units was $178,370,383, of which $177,075,000 (or approximately $10.26 per unit sold in the initial public offering) was placed in the Trust Account. The remaining amount of $1,295,383 was held outside the Trust Account and has been used to fund the Company’s operating expenses. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

On May 9, 2014, the Company executed a Backstop and Subscription Agreement with the investors named therein providing for the issuance by the Company of 45,000 shares of 8.0% Series A Convertible Perpetual Preferred Stock in a private placement (subject to certain conditions, including the closing of the Jason Business Combination) for gross proceeds to the Company of approximately $45 million.  Each share of 8.0% Series A Convertible Perpetual Preferred Stock will be convertible, at the holder’s option at any time, initially into approximately 81.18 shares of the Company’s common stock (which is equivalent to an initial conversion price of approximately $12.32 per share), subject to specified adjustments as set forth in the Certificate of Designations. Based on the initial conversion rate, approximately 3,653,113 shares of the Company’s common stock would be issuable upon conversion of all 45,000 shares of Series A Convertible Perpetual Preferred Stock, when issued, assuming the absence of in-kind dividends.

Also pursuant to the Backstop and Subscription Agreement, investors have agreed to collectively purchase up to $17.5 million worth of shares of common stock of the Company at a purchase price of up to $10.255 per share through open market purchases, privately negotiated transactions, a private placement (subject to certain conditions, including the closing of the Jason Business Combination) or a combination thereof. The Backstop and Subscription Agreement has an effective date as of May 14, 2014.

The Company also entered into a Registration Rights Agreement, providing for the registration of any such private placement stock (including the common stock into which the 8.0% Series A Convertible Perpetual Preferred Stock may be converted).

The 8.0% Series A Convertible Perpetual Preferred Stock and the common stock issuable pursuant to the Backstop and Subscription Agreement are to be offered and sold pursuant to an exemption from the registration requirements of the Securities Act. Such common stock, preferred stock and the shares of the Company’s common stock into which the preferred stock is convertible have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy any security and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offering, solicitation or sale would be unlawful. The foregoing is being disclosed in accordance with Rule 135c under the Securities Act.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.10	Promissory Note in the amount of $2,500,000 dated May 12, 2014 and issued to Quinpario Partners LLC

10.11	Form of Backstop and Subscription Agreement

10.12	Form of Registration Rights Agreement

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

QUINPARIO ACQUISITION CORP.

Dated: May 15, 2014	/s/ Jeffry N. Quinn
Jeffry N. Quinn President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2014	/s/ D. John Srivisal
D. John Srivisal Chief Financial Officer (Principal Financial Officer)