Form 10-Q
period 2014-06-27
Jason Industries, Inc.
filed 2014-08-11
CIK 1579252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-36051

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)

(Exact name of registrant as specified in its charter)

Delaware	46-2888322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

411 East Wisconsin Avenue Suite 2100 Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (414) 277-9300

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

As of August 11, 2014, there were 21,990,666 shares of common stock of the Company issued and outstanding.

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)

(a development stage company)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	2

ITEM 1. FINANCIAL STATEMENTS	2

Condensed Interim Balance Sheets	2
Condensed Interim Statements of Operations	3
Condensed Interim Statement of Changes in Stockholders’ Equity	4
Condensed Interim Statements of Cash Flows	5
Notes to Condensed Interim Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Forward-Looking Statements	17
Overview	17
Results of Operations	17
Liquidity and Capital Resources	18
Critical Accounting Policies	19
Business Combination	20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4. CONTROLS AND PROCEDURES	21

PART II. OTHER INFORMATION	22

ITEM 1. LEGAL PROCEEDINGS	22

ITEM 1A. RISK FACTORS	22

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4. MINE SAFETY DISCLOSURES	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	24
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  CONDENSED INTERIM FINANCIAL STATEMENTS

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)
(a development stage company)
Condensed Interim Balance Sheets (unaudited)

	June 27, 2014	December 31, 2013 (as restated)
ASSETS:
Current assets:
Cash	$54,158	$741,632
Prepaid insurance	64,259	113,967
Due from affiliate	500	-
Preferred escrow account	45,000,000	-
Investments held in Trust Account	177,076,650	177,097,040
Deferred financing costs	661,312	-
Total assets	$222,856,879	$177,952,639

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accrued expenses	$4,818	$19,531
Accrued transaction costs	4,503,749	-
Accrued franchise tax	28,588	65,767
Due to affiliate	617,157	-
Due to Preferred holders, held in escrow	45,000,000	-
Deferred underwriters' fee	5,175,000	-
Total current liabilities	55,329,312	85,298
Other liability:
Deferred underwriters' fee	-	5,175,000
Total liabilities	55,329,312	5,260,298

Commitment and contingencies
Common stock subject to possible redemption; 15,840,893 and 16,344,282 shares at June 27, 2014 and December 31, 2013, respectively (at redemption value)	162,527,556	167,692,330

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 43,000,000 shares authorized; 8,767,440 and 8,264,051 shares issued and outstanding (which excludes 15,840,893 and 16,344,282 shares subject to possible redemption) at June 27, 2014 and December 31, 2013, respectively	877	827
Additional paid-in capital	10,677,497	5,512,771
Deficit accumulated during the development stage	(5,678,363)	(513,587)
Total stockholders' equity	5,000,011	5,000,011
Total liabilities and stockholders' equity	$222,856,879	$177,952,639

See accompanying notes to condensed interim financial statements

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)
(a development stage company)
Condensed Interim Statements of Operations (unaudited)

	For the three month period ended June 27, 2014	For the six month period ended June 27, 2014	For the period from May 31, 2013 (inception) to June 28, 2013	For the period from May 31, 2013 (inception) to June 27, 2014
Revenue	$-	$-	$-	$-
General and administrative expenses	82,867	206,356	17,162	379,391
Transaction expenses	1,559,585	4,981,963	-	5,344,555
Loss from operations	(1,642,452)	(5,188,319)	(17,162)	(5,723,946)

Other income:
Interest income	9,177	23,543	-	45,583
Net loss attributable to common stock not subject to possible redemption	$(1,633,275)	$(5,164,776)	$(17,162)	$(5,678,363)
Weighted average number of shares outstanding, excluding shares subject to possible redemption, basic and diluted	8,610,061	8,437,046	6,208,333	7,938,924
Net loss per share, excluding shares subject to possible redemption, basic and diluted	$(0.19)	$(0.61)	$(0.00)	$(0.72)

See accompanying notes to condensed interim financial statements

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.) (a development stage company)

Condensed Interim Statement of Changes in Stockholder's Equity (unaudited)

For the period from May 31, 2013 (inception) to June 27, 2014

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
Sale of common stock to initial stockholder on May 31, 2013 at approximately $0.004 per share	6,208,333	$621	$24,379	$-	$25,000
Sale of 17,250,000 units at $10 per unit on August 14, 2013	17,250,000	1,725	172,498,275	-	172,500,000
Underwriters' discount and offering expenses	-	-	(10,819,071)	-	(10,819,071)
Sale of 1,150,000 placement units at $10 per unit to initial stockholder on August 14, 2013	1,150,000	115	11,499,885	-	11,500,000
Proceeds subject to possible redemption of 16,394,339 shares at redemption value	(16,394,339)	(1,639)	(168,204,279)	-	(168,205,918)
Change in proceeds subject to possible redemption to 16,344,282 shares at redemption value	50,057	5	513,582	-	513,587
Net loss attributable to common stock not subject to possible redemption	-	-	-	(513,587)	(513,587)
Balances as of December 31, 2013 (restated)	8,264,051	$827	$5,512,771	$(513,587)	$5,000,011
Change in proceeds subject to possible redemption to 15,840,893 shares at redemption value (unaudited)	503,389	50	5,164,726	-	5,164,776
Net loss attributable to common stock not subject to possible redemption (unaudited)	-	-	-	(5,164,776)	(5,164,776)
Balances as of June 27, 2014 (unaudited)	8,767,440	$877	$10,677,497	$(5,678,363)	$5,000,011

See accompanying notes to condensed interim financial statements

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)
(a development stage company)

Condensed Interim Statements of Cash Flows (unaudited)

Cash flows from operating activities:	For the six month period ended June 27, 2014	For the period from May 31, 2013 (inception) to June 28, 2013	For the period from May 31, 2013 (inception) to June 27, 2014
Net loss attributable to common stock not subject to possible redemption	$(5,164,776)	$(17,162)	$(5,678,363)
Adjustments to reconcile net loss attributable to common stock not subject to possible redemption to net cash used in operating activities
Prepaid insurance	49,707	-	(64,260)
Due from affiliate	(500)	-	(500)
Accrued franchise tax	(37,178)	-	28,588
Accrued expenses	3,827,725	-	3,847,257
Net cash used in operating activities	(1,325,022)	(17,162)	(1,867,278)

Cash flows from investing activities:
Cash deposited in Trust Account	-	-	(177,075,000)
Interest reinvested in Trust Account, net of withdrawals	20,391	-	(1,650)
Net cash provided by (used in) investing activities	20,391	-	(177,076,650)

Cash flows from financing activities:
Proceeds from loan payable, affiliate	617,157	157,066	973,211
Repayment of loan payable, affiliate	-	-	(356,054)
Proceeds from preferred offering, shares not issued	45,000,000	-	45,000,000
Due to preferred holders, held in escrow	(45,000,000)	-	(45,000,000)
Proceeds from sale of common stock to initial stockholder	-	25,000	25,000
Proceeds from sale of units to public stockholders	-	-	172,500,000
Proceeds from sale of placement units to initial stockholder	-	-	11,500,000
Payment of costs of Public Offering	-	(139,904)	(5,644,071)
Net cash provided by (used in) financing activities	617,157	42,162	178,998,086

Net increase (decrease) in cash	(687,474)	25,000	54,158
Cash at beginning of the period	741,632	-	-
Cash at end of the period	$54,158	$25,000	$54,158

Supplemental disclosures of non-cash financing activities:
Deferred underwriters' compensation	$-	$-	$5,175,000
Accrual of deferred financing costs	$(661,312)	$-	$(661,312)
Accrued offering costs	$-	$25,000	$-

See accompanying notes to condensed interim financial statements

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(unaudited)

1. CONDENSED INTERIM FINANCIAL INFORMATION

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 27, 2014, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

In order to facilitate the preparation of financial statements for the second fiscal quarter in anticipation of the Business Combination discussed in Note 9, on June 24, 2014, the board of directors of Jason Industries, Inc. (f/k/a Quinpario Acquisition Corp.) (“us”, “we”, “Company”, “our”) approved the change of the closing date of the Company’s second fiscal quarter to June 27, 2014. Prior to the change, the closing of the second fiscal quarter of Jason Partners Holdings Inc. (“Jason”) would have been June 27, 2014 and the closing of the second fiscal quarter of the Company would have been June 30, 2014. There was no change in previous reported amounts resulting from the change in quarter end.

2. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The Company, a development stage company, was a newly organized blank check company incorporated in Delaware on May 31, 2013. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. Through June 27, 2014, the Company has neither engaged in any operations nor generated any revenue. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

Quinpario Partners I, LLC (“Sponsor”), is a Delaware limited liability company formed for the express purpose of investing in and holding the securities of the Company.

The registration statement for the Company’s initial public offering was declared effective on August 8, 2013. On August 14, 2013, the Company consummated its initial public offering through the sale of 17,250,000 units (including 2,250,000 units sold pursuant to the underwriters’ exercise in full of their over-allotment option) at $10.00 per share (the “Public Offering”) and received gross proceeds of $172,500,000 (including $22,500,000 from the underwriters’ exercise in full of their over-allotment option) before deduction of the underwriters’ compensation of $5,175,000. Each unit consisted of one share of the Company’s common stock (the “Public Shares”), and one redeemable common stock purchase warrant. Simultaneously with the consummation of the Public Offering, the Company sold 1,150,000 placement units to the Company’s Sponsor at $10.00 per unit in a private placement (the “Private Placement”) and raised $11,500,000 (see Note 4 – Public Offering and Private Placement).

Upon the closing of the Public Offering and the Private Placement, $177,075,000 was placed into a trust account (“Trust Account”). Such proceeds were only to be released to the Company upon the earlier of: (1) the consummation of a business combination and (2) a redemption to public shareholders prior to any voluntary winding-up in the event the Company does not consummate a business combination.

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(unaudited)

2. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS – (continued)

On June 30, 2014 (the “Closing Date”), the Company consummated its business combination with Jason, pursuant to the stock purchase agreement, dated as of March 16, 2014, which provided for the acquisition of all of the capital stock of Jason by the Company (the “Business Combination”). In connection with the closing of the Business Combination, the Company changed its name from Quinpario Acquisition Corp. to Jason Industries, Inc. See Note 9 for a further discussion on the Business Combination and other events that occurred subsequent to June 27, 2014.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At June 27, 2014, the Company had not commenced any operations nor generated revenue to date. All activity through June 27, 2014, relates to the Company’s formation and the Public Offering, and since August 14, 2013, the identification of potential target businesses and assets. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on the designated Trust Account. Following the consummation of the Business Combination on June 30, 2014, the Company is no longer considered to be a development stage company.

The audited financial statements of Jason for the years ended December 31, 2011, 2012 and 2013, and the unaudited financial statements of Jason for the three months ended March 28, 2014, were previously included in the Company’s definitive proxy statement, dated June 16, 2014, and incorporated by reference into the Company’s 8-K filed on July 7, 2014. The Company will be amending the Form 8-K filed on July 7, 2014, to include unaudited financial statements for Jason for the period ended June 27, 2014.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and Private Placement, as calculated using the treasury stock method. For the period presented, the effect of the warrants has not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all of the periods presented.

Offering costs

Offering costs related to the Public Offering, totaling $10,819,071 (including $5,175,000 of underwriting fees paid at closing and $5,175,000 of deferred underwriting compensation) were charged to stockholders’ equity upon the completion of the Public Offering on August 14, 2013.

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Deferred financing costs represent legal, due diligence and other direct costs incurred to raise capital or obtain debt that the Company incurred in connection with the Business Combination discussed in Note 9. Deferred financing costs related to debt are amortized over the life of the debt. Deferred financing costs related to issuing equity are charged to additional paid-in capital. During the three-month period ended June 27, 2014, the Company incurred approximately $660,000 in deferred financing costs (see Note 9).

Redeemable common stock

All of the 17,250,000 common shares sold as part of the units in the Public Offering contained a redemption feature which allowed for the redemption of common shares under the Company's liquidation or tender offer/ stockholder approval provisions. In accordance with FASB ASC 480 “Distinguishing Liabilities from Equity,” redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation provided that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings and in the absence of retained earnings, by charges against paid-in capital.

Accordingly, at June 27, 2014 and December 31, 2013, 15,840,893 and 16,344,282 of the 17,250,000 Public Shares are classified outside of permanent equity at their redemption value, respectively. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.26 per share at June 27, 2014 and December 31, 2013). See Note 9.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed interim balance sheet, primarily due to their short-term nature.

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

Reclassification

Certain amounts were reclassified from the June 30, 2012 presentations to conform to the current year presentation.

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 27, 2014 and December 31, 2013. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 27, 2014 and December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, U.S. state or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

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

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed interim financial statements.

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Restated Prior Period Amounts

While preparing its condensed interim financial statements for the three months ended June 27, 2014, the Company identified and corrected an error related to the accounting for the Company’s changes in amounts subject to possible redemption for the periods ended September 30, 2013, December 31, 2013 and March 31, 2014. The Company determined that its changes in amounts subject to possible redemption should have been accounted for in accordance with the accounting treatment described in FASB ASC 480-10-S99 with changes against additional paid-in capital in the absence of retained earnings and not as a decrease in accumulated deficit. There was no change in previously reported net loss for any of the periods. The balance sheets for the periods ended September 30, 2013, December 31, 2013 and March 31, 2014, have been restated to reflect a balance in accumulated deficit with a corresponding increase of additional paid-in capital.

The adjustments for balances at September 30, 2013, December 31, 2013 and March 31, 2014 are as follows:

	September 30, 2013		December 31, 2013		March 31, 2014
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Additional paid-in capital	$4,999,188	$5,212,991	$4,999,184	$5,512,771	$4,999,150	$9,044,239

Deficit accumulated during the development stage	$-	$(213,803)	$-	$(513,587)	$-	$(4,045,089)

In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated these errors and, based on an analysis of quantitative and qualitative factors, and has determined that they were not material to each of the prior reporting periods affected and no amendments of previously filed 10-Q or 10-K reports with the SEC are required.

4. PUBLIC OFFERING AND PRIVATE PLACEMENT

On August 14, 2013, the Company sold 17,250,000 units (including 2,250,000 units sold pursuant to the underwriters’ exercise in full of their over-allotment option) at $10.00 per unit (“Units”) in the Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant. We did not register the shares of common stock issuable upon exercise of the warrants. However, we have agreed to use our best efforts to file and have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants, to maintain a current prospectus relating to those shares of common stock until the earlier of the date the warrants expire or are redeemed and, the date on which all of the warrants have been exercised and to qualify the resale of such shares under state blue sky laws, to the extent an exemption is not available. Each warrant will entitle the holder to purchase one share of common stock at an exercise price of $12.00 and are exercisable on the later of (a) 30 days after the consummation of our Business Combination, or (b) 12 months from the closing of the Public Offering. The warrants will expire at 5:00 p.m., New York time, five years after the consummation of our Business Combination (June 30, 2019) or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to us and not placed in the Trust Account. The warrants are redeemable by the Company at a price of $0.01 per warrant upon 30 days prior written notice after the warrants become exercisable, only in the event that the last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(unaudited)

4. PUBLIC OFFERING AND PRIVATE PLACEMENT – (continued)

In connection with the Public Offering, the Sponsor purchased 1,150,000 placement units, each consisting of one share of common stock and one warrant to purchase one share of our common stock exercisable at $12.00, at a price of $10.00 per unit ($11.5 million in the aggregate) in a Private Placement that occurred simultaneously with the consummation of the Public Offering. The purchase price of the placement units was added to the proceeds from the Public Offering and was held in the Trust Account. With the exception of the differences noted in the following paragraph, the warrants issued in connection with the placement units to the Sponsor are similar to the warrants issued to the public shareholders in the Public Offering.

The placement units and the component securities contained therein will not be transferable, assignable or salable until 30 days after the consummation of our initial business combination and the placement warrants will be non-redeemable so long as they are held by our Sponsor or its affiliates or designees. If the placement units are held by someone other than the initial holders, or their respective permitted transferees, the placement warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. The Company classified the private placement warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40, “Derivatives and Hedging.”

5. RELATED PARTY TRANSACTIONS

Due to affiliates

In order to finance transaction costs in connection with an intended business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required.

On June 14, 2013, the Company issued an unsecured promissory note of up to $250,000 to Quinpario Partners LLC. The loans issued under this agreement were non-interest bearing and payable in full at the earlier of (i) December 31, 2013, or (ii) the closing of the Public Offering. All outstanding draws against the promissory note in the aggregate amount of $232,139 were repaid at the closing of the Public Offering.

Quinpario Partners LLC had also paid $123,915 of expenses on behalf of the Company for travel costs and other administrative expenses since inception. This amount was repaid during the period ended December 31, 2013.

On May 12, 2014, the Company issued an unsecured promissory note of up to $2,500,000 to Quinpario Partners LLC, inclusive of the $344,149 previously advanced to the Company through March 31, 2014. The loans issued under this agreement were non-interest bearing and payable in full at the earlier of (i) December 31, 2014, or (ii) the consummation of our Business Combination. As of June 27, 2014, there was $617,157 outstanding on this promissory note. On June 30, 2014, the date of our Business Combination, the full balance of $617,157 was repaid.

Founder Shares

On May 31, 2013, the Company issued 6,208,333 shares of common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. These shares included up to 75,000 shares of common stock which are subject to forfeiture in the event that the extension units are not purchased (or 37,500 Founder Shares per extension), so that the Sponsor and its permitted transferees will own 25% of the Company’s issued and outstanding common stock after the Public Offering. Subsequent to June 27, 2014, 75,000 shares of common stock were forfeited by the Sponsor.

The Founder Shares are identical to the shares of common stock included in the Units sold in the Public Offering, except that (1) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (2) our initial stockholders agreed: (i) to waive their redemption rights with respect to their Founder Shares, placement shares and Public Shares in connection with the consummation of a business combination and (ii) to waive their redemption rights with respect to their Founder Shares and placement shares if we failed to consummate a business combination within 16 months from the consummation of the Public Offering (or up to 24 months in case of extensions).

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(unaudited)

5. RELATED PARTY TRANSACTIONS – (continued)

Founder Shares – (continued)

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares (except to permitted transferees) until (i) with respect to 20% of such shares, upon consummation of our initial business combination, (ii) with respect to 20% of such shares, when the closing price of our common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination, (iii) with respect to 20% of such shares, when the closing price of our common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination, (iv) with respect to 20% of such shares, when the closing price of our common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination, and (v) with respect to 20% of such shares, when the closing price of our common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination or earlier, in any case, if, following the Business Combination, we engage in a subsequent transaction (1) resulting in our stockholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of our board of directors or management team in which the company is the surviving entity.

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

Administrative Services Agreement

Commencing on August 9, 2013, the date that our securities were first listed on NASDAQ, the Company agreed to pay Quinpario Partners LLC a total of $10,000 per month for office space, administrative services and secretarial support. Upon consummation of the Business Combination, we ceased paying these monthly fees. During the three- and six-month periods ended June 27, 2014, and the period of inception to June 27, 2014, $30,000, $60,000 and $110,000, respectively was paid to Quinpario Partners LLC under this agreement.

6. COMMITMENTS & CONTINGENCIES

The Company paid an underwriting discount of three percent (3.0%) of the public unit offering price to the underwriters at the closing of the Public Offering. In addition, the underwriters will be entitled to a deferred fee of three percent (3.0%) of the Public Offering payable in cash upon the closing of a business combination, which is reflected in the accompanying condensed interim balance sheets. The underwriters will not be entitled to any interest accrued on the deferred discount. On June 30, 2014 the deferred underwriters’ fee of approximately $5,200,000 was paid upon consummation of the Business Combination.

7. TRUST ACCOUNT

On August 14, 2013, upon the closing of the Public Offering and the Private Placement of the placement units, a total of $177,075,000 was placed in the Trust Account. All proceeds in the Trust Account were invested in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. Treasuries.

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(unaudited)

7. TRUST ACCOUNT – (continued)

As of June 27, 2014, the trust proceeds were held in cash and not invested in U.S. government securities. As of December 31, 2013, the trust proceeds were invested directly in U.S. government securities with a maturity of 180 days or less, which consist of $177,096,391 in U.S. Treasury Bills and $649 of cash equivalents. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, gross unrealized holding gains and fair value of held-to-maturity securities at December 31, 2013 are as follows:

		Unrealized
	Carrying	Holding	Fair
	Amount	Gain	Value
Held-to-maturity
U.S. Treasury Securities – December 31, 2013	$177,096,391	$3,296	$177,099,687

8. STOCKHOLDERS’ EQUITY

Common Stock — The Company was authorized to issue 43,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share. At June 27, 2014 and December 31, 2013, there were 8,767,440 and 8,264,051 common shares outstanding, which excludes 15,840,893 and 16,344,282 shares of common stock subject to possible redemption, respectively. See Note 9 with respect to changes in the Company’s capitalization subsequent to June 27, 2014.

Preferred Stock — The Company was authorized to issue 1,000,000 shares of preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At June 27, 2014 and December 31, 2013, the Company has not issued any preferred shares.

On May 9, 2014, the Company executed a Backstop and Subscription Agreement with the investors named therein providing for the issuance by the Company of 45,000 shares of 8.0% Series A Convertible Perpetual Preferred Stock in a private placement (subject to certain conditions, including the closing of the Business Combination) for gross proceeds to the Company of approximately $45 million. Each share of 8.0% Series A Convertible Perpetual Preferred Stock will be convertible, at the holder’s option at any time, initially into approximately 81.18 shares of the Company’s common stock (which is equivalent to an initial conversion price of approximately $12.32 per share), subject to specified adjustments as set forth in the Certificate of Designations. Based on the initial conversion rate, approximately 3,653,113 shares of the Company’s common stock would be issuable upon conversion of all 45,000 shares of Series A Convertible Perpetual Preferred Stock, when issued, assuming the absence of in-kind dividends. The preferred shares were issued in connection with the consummation of the Business Combination as discussed in Note 9.

9. SUBSEQUENT EVENTS

Preferred Stock Offering

On June 30, 2014, the Company raised gross proceeds of $45,000,000 from the sale of Series A Convertible Preferred Stock to consummate the Business Combination. Such shares were held in escrow at June 27, 2014 pending the consummation of the Business Combination on June 30, 2014. In connection with the Company’s financing approximately $660,000 has been capitalized through June 27, 2014. The Company is also obligated to pay a placement agent $2,500,000 upon the completion of this preferred offering. Such amounts were paid and charged to equity upon completion of the offering.

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(unaudited)

9. SUBSEQUENT EVENTS – (continued)

Consummation of the Business Combination

On June 30, 2014 the Company held a special meeting in lieu of the 2014 Annual Meeting of the Stockholders (the “Special Meeting”) where the Business Combination was approved by the Company’s stockholders. At the Special Meeting, 21,870,040 shares of the Company’s common stock were voted in favor of the proposal to approve the Business Combination and no shares of the Company’s common stock were voted against that proposal. In connection with the closing, the Company redeemed a total of 2,542,667 shares of its common stock pursuant to the terms of the Company’s amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $26,101,273.

At the Special Meeting, the Company’s stockholders approved and adopted a proposal to increase the number of authorized shares of the Company’s common stock and preferred stock from 44,000,000, consisting of 43,000,000 shares of common stock, and 1,000,000 shares of preferred stock, to 125,000,000 shares, consisting of 120,000,000 shares of common stock, and 5,000,000 shares of preferred stock.

On June 30, 2014, the Company and Jason completed the previously announced Business Combination in which JPHI Holdings Inc. (“JPHI”), a majority owned subsidiary of the Company, acquired 100 percent of the capital stock of Jason. The purchase price of $538,650,000 was funded by the cash proceeds from the Company’s initial public offering, new debt and rollover equity invested by Jason’s former owners and management of Jason (collectively the “Rollover Participants”). The purchase price includes the payment of $10,751,000 for current assets that are in excess of normalized working capital requirements. A final working capital settlement will occur during the third quarter of fiscal 2014, and may adjust the purchase price. For the three and six month periods ended June 27, 2014, the Company incurred approximately $1,560,000 and $4,980,000 of transaction expenses, respectively, of which approximately $1,400,000 and $3,100,000, respectively, of costs directly related to the Business Combination. The Company was obligated to pay a financial advisory fee of $3,250,000 upon the completion of the Business Combination. Such amounts were paid upon the completion of the Business Combination.

Following the consummation of the Business Combination, Jason became an indirect majority-owned subsidiary of the Company, with the Company owning approximately 81.8 percent of JPHI and the Rollover Participants owning a noncontrolling interest of approximately 18.2 percent of JPHI. The Rollover Participants held 3,485,623 shares of JPHI exchangeable on a one-for-one basis for shares of common stock of the Company. As of the closing date following the redemption, there were 21,990,666 shares of common stock of the Company outstanding, 45,000 shares of Series A Convertible Preferred Stock of the Company outstanding and warrants exercisable for 18,400,000 shares of common stock of the Company.

In connection with the closing of the Business Combination, the Company changed its name to Jason Industries, Inc., and commenced trading of its common stock and warrants under the symbols, “JASN” and “JASNW”, respectively, on NASDAQ.

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(unaudited)

9. SUBSEQUENT EVENTS – (continued)

The following unaudited pro forma combined financial information presents the Company's results as though Jason and the Company had combined at January 1, 2013. Pro forma net earnings attributable to common shareholders were adjusted to exclude $4,793,000 and $9,756,000 of transaction related expenses incurred in the three and six months ended June 27, 2014, respectively. Pro forma earnings attributable to common shareholders for the six months ended June 28, 2013 were adjusted to include these transaction-related expenses, and were adjusted by $3,868,000 of nonrecurring expenses related to the fair value adjustment to acquisition date inventory. The unaudited pro forma condensed consolidated financial information has been prepared using the acquisition method of accounting under existing GAAP. The Company is the acquirer for accounting purposes, and Jason is the acquiree and accounting successor.

	(unaudited, in thousands)
	Three months ended June 28, 2013 (pro forma)	Six months ended June 28, 2013 (pro forma)	Three months ended June 27, 2014 (pro forma)	Six months ended June 27, 2014 (pro forma)
Pro forma net sales	$176,196	$355,865	$190,615	$377,151
Pro forma net income (loss) attributable to common shareholders	3,758	(2,879)	1,650	3,537

The preliminary calculation of consideration and the preliminary allocation of the purchase price to the tangible and other identifiable intangible assets acquired and liabilities assumed based on their fair values as of June 30, 2014 is as follows:

Calculation of Consideration
Purchase price	$538,650
Purchase price adjustments in accordance with the Purchase Agreement
Add: Working capital adjustment	10,751
Less: Bank debt, including accrued interest	(250,826)
Add: Cash and cash equivalents	16,271
Less: Seller transaction costs paid by Jason	(17,500)

Total consideration transferred	$297,346

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(unaudited)

9. SUBSEQUENT EVENTS – (continued)

Preliminary Purchase Price Allocation
Cash and cash equivalents	$9,971
Accounts receivable	97,692
Inventories	81,702
Other current assets	25,094
Property, plant and equipment	197,396
Goodwill	173,881
Other identifiable intangible assets	183,323
Other assets	10,951
Current liabilities	(122,544)
Deferred income taxes	(98,408)
Long-term debt	(244,150)
Other long-term liabilities	(17,562)
Total consideration transferred	$297,346

The preliminary allocation of the purchase price and unaudited pro forma condensed consolidated financial information is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets are based on preliminary valuations and are subject to final adjustment to reflect the final valuations. These final valuations of the assets and liabilities could have a material impact on the pro forma condensed combined statement of operations and preliminary purchase price allocation disclosed above.

Warrant Tender Offer

On May 6, 2014, the Company commenced a tender offer to purchase up to 9,200,000 of its outstanding warrants at a purchase price of $0.75 per warrant, which was subsequently increased to $1.00 per warrant on June 18, 2014 and $1.50 per warrant on July 7, 2014, subject to certain conditions, including the consummation of the Business Combination. On July 18, 2014, the date the tender offer expired, a total of 4,406,227 warrants were validly tendered for a total purchase price of approximately $6,609,000.

After completion of the warrant tender offer, 13,993,773 warrants remain outstanding. Each outstanding warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $12.00 per share, subject to adjustment, at any time commencing on July 30, 2014. The warrants will expire on June 30, 2019, or earlier upon redemption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company” “Jason Industries” “us” or “we” refer to Jason Industries, Inc. (f/k/a Quinpario Acquisition Corp.) The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward looking statements that involve risks and uncertainties.

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

Overview

Until June 30, 2014, we were a blank check company formed on May 31, 2013 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). As more fully described below in Business Combination, the Company entered into a Business Combination and stock purchase agreement (the “Purchase Agreement”) by and between the Company, Jason Partners Holdings Inc. (“Jason”), JPHI Holdings Inc. (“JPHI”) and Jason Partners Holdings LLC (“Seller”), providing for the acquisition of all of the capital stock of Jason by JPHI, from Seller and certain members of Seller (the “Business Combination”).

In order to facilitate the preparation of financial statements for the second fiscal quarter in anticipation of the Business Combination, on June 24, 2014, the board of directors of the Company approved the change of the closing date of the Company’s second fiscal quarter to June 27, 2014. Prior to the change, the closing of the second fiscal quarter of Jason would have been June 27, 2014 and the closing of the second fiscal quarter of the Company would have been June 30, 2014. There was no change in previous reported amounts resulting from the change in quarter end.

Results of Operations

Through June 27, 2014, we neither engaged in any operations nor generated any revenues to date. All activity through June 27, 2014 relates to the Company’s formation and the Public Offering, and since August 14, 2013, the identification of potential target businesses and assets.

For the three and six months ended June 27, 2014, we had net losses of $1,633,275 and $5,164,776, respectively, which consist of operating, transaction and due diligence costs, offset by interest income of $9,177 and $23,543, respectively, on the Trust Account. For the period from May 31, 2013 (inception) to June 27, 2014, we had net losses of $5,678,363 which consist of formation, operating, transaction and due diligence costs, offset by interest income of $45,583 on the Trust Account.

Liquidity and Capital Resources

Through June 27, 2014 our liquidity needs were satisfied to date through receipt of $25,000 from the sale of the Founder Shares to Quinpario Partners I, LLC (“Sponsor”), loans and advances from Quinpario Partners LLC, an affiliate of our Sponsor, totaling $973,211 and $1,295,383 of working capital from the gross proceeds of the Public Offering. Of the $973,211 loaned and advanced from Quinpario Partners LLC, $356,054 was loaned and advanced prior to our Public Offering and has since been repaid. The remaining $617,157 of the $973,211 was advanced to us between March 28, 2014 and June 13, 2014 for transaction costs associated with the exploration of potential Business Combinations. As of June 27, 2014, there was $617,157 outstanding to Quinpario Partners LLC. On May 12, 2014, the Company issued an unsecured promissory note of up to $2,500,000, inclusive of the $617,157 previously advanced to the Company, to Quinpario Partners LLC. The promissory note is non-interest bearing and payable in full at the earlier of (i) December 31, 2014 or (ii) the consummation of our Business Combination. On June 30, 2014, the date of our Business Combination, the full balance of $617,157 was repaid.

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

Prior to the consummation of the Business Combination, we depended on sufficient interest being earned on the proceeds held in the Trust Account to provide us with additional working capital to identify one or more target businesses, conduct due diligence and complete a Business Combination, as well as to pay any taxes that we may owe. As described elsewhere in this Report, the amounts in the Trust Account could be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 (“Investment Company Act”). The current low interest rate environment has made it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our initial Business Combination. As a result, we borrowed sufficient funds from Quinpario Partners LLC to operate until we close our initial Business Combination.

For the period from August 14, 2013 (consummation of our IPO) through June 27, 2014, we disbursed an aggregate of $2,022,746 out of the proceeds of our Public Offering not held in trust, the proceeds from the sale of the Founder Shares and amounts borrowed from Quinpario Partners LLC, an affiliate of our Sponsor, for legal expenses, accounting expenses and filing fees relating to our SEC reporting obligations, general corporate matters, transaction costs, due diligence and miscellaneous expenses.  As of June 27, 2014, there was $54,157 remaining in our working capital account not held in trust which includes advances from Quinpario Partners LLC from March 28, 2014 to June 13, 2014, totaling $617,157.

Off-Balance Sheet Arrangements

As of June 27, 2014, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in any transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 payable to Quinpario Partners LLC for office space, administrative services and secretarial support. This agreement ended upon the Business Combination.

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

Development stage company

Prior to the consummation of the Business Combination, the Company was considered to be in the development stage and complies with the reporting requirements of FASB ASC 915, “Development Stage Entities”. At June 27, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through June 27, 2014 relates to the Company’s formation and the Public Offering, and since August 14, 2013, the identification of potential target businesses and assets. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on the designated Trust Account. Following the consummation of the Business Combination on June 30, 2014, the Company is no longer considered to be a development stage company.

Redeemable common stock

All of the 17,250,000 common shares sold as part of the Units in the Public Offering contained a redemption feature which allows for the redemption of common shares under the Company's liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation provided that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

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

Accordingly, at June 27, 2014 and December 31, 2013, 15,840,893 and 16,344,282 of the 17,250,000 Public Shares are classified outside of permanent equity at their redemption value, respectively. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.26 per share at June 27, 2014 and December 31, 2013).

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

Business Combination

On March 16, 2014, the Company entered into the Purchase Agreement with JPHI, Jason and Seller, providing for the acquisition of all of the capital stock of Jason by JPHI from Seller and certain members of Seller. JPHI is an inactive wholly owned subsidiary of the Company.

The Purchase Agreement provides for the acquisition of Jason whereby JPHI will acquire all shares of common stock of Jason then outstanding from certain members of Seller and current and former management of Jason (collectively, with each other member of Seller and/or current and former management of Jason who after the date of the Purchase Agreement executes and delivers a commitment to effect the rollover, the “Rollover Participants”) and Seller.

As of the date of the Purchase Agreement, Seller owned all of the issued and outstanding capital stock of Jason, comprised solely of shares of Jason common stock. At the signing, certain of the Rollover Participants entered into binding commitments to effect, at the closing of the Business Combination, the acquisition of JPHI shares through a contribution of shares of Jason common stock (of equal value held by them as of such time) to JPHI (the “rollover”). To facilitate the rollover, Seller agreed that, immediately prior to the consummation of the Business Combination, Seller shall distribute in-kind to each Rollover Participant (in exchange for the redemption of certain of each such person’s equity interests in Seller) a number of shares of Jason common stock equal in value to the aggregate amount committed by such person to be contributed to JPHI in connection with the rollover.

On June 30, 2014, pursuant to the Purchase Agreement, the Company acquired Jason through the acquisition of the outstanding shares of Jason’s common stock by JPHI (the “Business Combination”). Pursuant to the Purchase Agreement, upon the effectiveness of the Business Combination, shares of common stock of Jason were exchanged for cash, in the case of Seller, and validly issued shares of JPHI’s common stock in the case of the “Rollover Participants.” The Business Combination purchase price of $538.65 million is subject to working capital and other customary adjustments to be determined at the closing of the Business Combination in accordance with the terms of the Purchase Agreement. Assuming the Business Combination occurred on June 27, 2014, the consideration that would have been paid to Seller and the Rollover Participants for their respective shares of Jason common stock would have been $297.3 million, consisting of $261.5 million in cash (the “Cash Consideration”) and $35.8 million in common equity issued by JPHI (“JPHI Shares”) in exchange for the contribution of shares of Jason common stock by such members of Seller (“rollover”). Such consideration reflects an increase of $10.8 million representing the working capital adjustment based on a target working capital level of $80.0 million and a $17.5 million reduction for estimated transaction expenses paid on behalf of Seller by Jason. The Cash Consideration was comprised of funds held in our trust account and through a redemption by Jason of the remaining shares of its common stock held by Seller using the proceeds of the debt financing. The remainder of such debt financing was used by Jason to pay certain of its existing indebtedness and for general corporate purposes after closing. Such borrowed funds were assumed by the Company at closing.

The Business Combination will be accounted for using the acquisition method of accounting under the provisions of Accounting Standards Codification 805, “Business Combinations”. Accordingly, the Company is treated as the legal and accounting acquirer and Jason is treated as the legal and accounting acquiree and accounting successor.

The estimated purchase price and the allocation of the estimated purchase price discussed above are preliminary. An independent third-party valuation firm assisted in performing a preliminary valuation. The final allocation of the purchase price will be determined at a later date and is dependent on a number of factors, including the determination of the final aggregate consideration paid in connection with the Business Combination as a result of all adjustments set forth in the Purchase Agreement and the final evaluation of Jason’s tangible and identifiable intangible assets acquired and liabilities assumed. Such final adjustments, including increases or decreases to depreciation or amortization resulting from the allocation of purchase price to depreciable property, plant and equipment and amortizable intangible assets, respectively, may be material. The allocation is expected to occur within one year of the consummation of the Business Combination. Following the consummation of the Business Combination, the Company changed its name to Jason Industries, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are a blank check company incorporated on May 31, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were considered in the development stage at June 27, 2014. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to significant risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our Public Offering held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 7, 2014 and our Definitive Proxy Statement on Schedule 14A filed with the SEC on June 16, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 7, 2014, our Definitive Proxy Statement on Schedule 14A filed with the SEC on June 16, 2014 relating to the Business Combination, and our Registration Statement on Form S-1 filed with the SEC on July 15, 2014, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

On March 11, 2014, the Company formed, JPHI Holdings Inc., a wholly owned subsidiary of the Company (“JPHI”) for the sole purpose of acquiring and holding the shares of Jason Partners Holdings Inc.

On March 14, 2014, our board of directors approved, in accordance with our certificate of incorporation, any future advances by Quinpario Partners LLC or one or more of its affiliates to the Company in order to finance transaction costs associated with any business combination, including the Business Combination. Our board of directors resolved that any such non-interest bearing loans advanced by Quinpario Partners LLC or one or more of its affiliates may be repaid by the Company (i) using a portion of the working capital held outside our trust account or (ii) upon the consummation of a business combination using the proceeds held in our trust account. Between March 28, 2014 and June 27, 2014, $617,157 was advanced to us by Quinpario Partners LLC for transaction costs associated with the exploration of potential business combinations. On May 12, 2014, the Company issued an unsecured promissory note of up to $2,500,000, inclusive of the $617,157 previously advanced to the Company, to Quinpario Partners LLC. The promissory note is non-interest bearing and payable in full at the earlier of (i) December 31, 2014 or (ii) the consummation of our Business Combination. Upon the consummation of the Business Combination, all amounts outstanding under this promissory note were paid in full.

On May 9, 2014, the Company executed a Backstop and Subscription Agreement with the investors named therein providing for the issuance by the Company of 45,000 shares of 8.0% Series A Convertible Perpetual Preferred Stock in a private placement (subject to certain conditions, including the closing of the Jason Business Combination) for gross proceeds to the Company of approximately $45 million. Each share of 8.0% Series A Convertible Perpetual Preferred Stock will be convertible, at the holder’s option at any time, initially into approximately 81.18 shares of the Company’s common stock (which is equivalent to an initial conversion price of approximately $12.32 per share), subject to specified adjustments as set forth in the Certificate of Designations. Based on the initial conversion rate, approximately 3,653,113 shares of the Company’s common stock would be issuable upon conversion of all 45,000 shares of Series A Convertible Perpetual Preferred Stock, when issued, assuming the absence of in-kind dividends. On June 30, 2014, the Company raised gross proceeds of $45 million from the sale of Series A Convertible Preferred Stock to consummate the Business Combination. Such shares were held in escrow at June 27, 2014 pending the consummation of the Business Combination on June 30, 2014. In connection with this preferred offering the Company capitalized costs of approximately $260,000 through June 27, 2014. The Company is also obligated to pay a placement agent $2.5 million upon the completion of this preferred offering. Such amounts were paid and charged to equity upon the completion of the offering.

In order to facilitate the preparation of financial statements for the second fiscal quarter if the Business Combination occurs, the Board of Directors of the Company on June 24, 2014 approved the change of the closing date of the Company’s second fiscal quarter to June 27, 2014. Prior to the change, the closing of the second fiscal quarter of Jason would have been June 27, 2014 and the closing of the second fiscal quarter of the Company would have been June 30, 2014.

On June 30, 2014 the Company held a special meeting in lieu of the 2014 Annual Meeting of the Stockholders (the “Special Meeting”) where the Business Combination was approved by the Company’s stockholders. At the Special Meeting, 21,870,040 shares of the Company’s common stock were voted in favor of the proposal to approve the Business Combination and no shares of the Company’s common stock were voted against that proposal. In connection with the closing, the Company redeemed a total of 2,542,667 shares of its common stock pursuant to the terms of the Company’s amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $26,101,273.

At the Special Meeting, the Company’s stockholders approved and adopted a proposal to increase the number of shares of the Company’s common stock and preferred stock from 44,000,000, consisting of 43,000,000 shares of the Company’s common stock, and 1,000,000 shares of the Company’s preferred stock, to 125,000,000 shares, consisting of 120,000,000 shares of the Company’s common stock, and 5,000,000 shares of the Company’s preferred stock.

As of the Closing Date following the redemption, there were 21,990,666 shares of common stock of the Company outstanding, 45,000 shares of Series A Convertible Preferred Stock of the Company outstanding and warrants exercisable for 18,400,000 shares of common stock of the Company. As of the Closing Date, the former equity holders of Jason owned approximately 3,485,623 shares of JPHI exchangeable on a one-for-one basis for shares of common stock of the Company.

On May 6, 2014, the Company commenced a tender offer to purchase up to 9,200,000 of its outstanding warrants at a purchase price of $0.75 per warrant, which was subsequently increased to $1.00 per warrant on June 18, 2014 and $1.50 per Warrant on July 7, 2014, subject to certain conditions, including the consummation of the Business Combination. On July 18, 2014, the date the tender offer expired, a total of 4,406,227 warrants were validly tendered for a total purchase price of approximately $6,609,000. After completion of the warrant tender offer, 13,993,773 warrants remain outstanding. Each outstanding warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $12.00 per share, subject to adjustment, at any time commencing on July 30, 2014. The warrants will expire at 5:00 p.m., New York time, on June 30, 2019, or earlier upon redemption.

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

JASON INDUSTRIES, INC.

Dated: August 11, 2014	/s/ David C. Westgate
David C. Westgate President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2014	/s/ Stephen L. Cripe
Stephen L. Cripe
Chief Financial Officer
(Principal Financial Officer)

