Form 10-Q
period 2014-09-26
Jason Industries, Inc.
filed 2014-11-07
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of November 6, 2014, there were 21,990,666 shares of common stock of the Company issued and outstanding.

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Successor	Predecessor
	June 30, 2014 Through	June 28, 2014 Through	January 1, 2014 Through	Three Months Ended	Nine Months Ended
	September 26, 2014	June 29, 2014	June 29, 2014	September 27, 2013	September 27, 2013
Net sales	$161,168	$—	$377,151	$159,867	$515,732
Cost of goods sold	137,763	690	294,175	121,548	395,592
Gross profit	23,405	(690)	82,976	38,319	120,140
Selling and administrative expenses	30,081	(201)	54,974	26,603	80,081
Newcomerstown fire gain - net	—	—	—	(9,567)	(12,483)
Loss (gain) on disposals of property, plant and equipment - net	—	—	338	(66)	(26)
Restructuring	103	—	2,554	612	784
Transaction-related expenses	1,404	23,009	27,783	—	1,015
Multiemployer pension plan withdrawal gain	—	—	—	—	(696)
Operating (loss) income	(8,183)	(23,498)	(2,673)	20,737	51,465
Interest expense	(7,809)	(82)	(7,301)	(3,478)	(16,837)
Equity income	170	—	831	800	1,525
Gain from sale of joint ventures	—	—	3,508	—	—
Gain from involuntary conversion of property, plant and equipment	—	—	—	4,424	6,351
Other income (expense) - net	57	—	107	81	178
(Loss) income before income taxes	(15,765)	(23,580)	(5,528)	22,564	42,682
Tax (benefit) provision	(5,976)	(5,652)	(573)	8,662	15,875
Net (loss) income	$(9,789)	$(17,928)	$(4,955)	$13,902	$26,807
Less net (loss) attributable to noncontrolling interests	(1,654)	—	—	—	—
Net (loss) income attributable to Jason Industries	$(8,135)	$(17,928)	$(4,955)	$13,902	$26,807
Accretion of preferred stock dividends and redemption premium	910	—	—	505	2,151
Net (loss) income available to common shareholders of Jason Industries	$(9,045)	$(17,928)	$(4,955)	$13,397	$24,656

Net (loss) income per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.41)	$(17,928)	$(4,955)	$13,397	$24,656
Weighted average number of common shares outstanding:
Basic and diluted	21,991	1	1	1	1
Cash dividends paid per common share	$—	$—	$—	$—	$30,722
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Successor	Predecessor
	June 30, 2014 Through	June 28, 2014 Through June 29, 2014	January 1, 2014 Through June 29, 2014	Three Months Ended	Nine Months Ended
	September 26, 2014			September 27, 2013	September 27, 2013
Net (loss) income	$(9,789)	$(17,928)	$(4,955)	$13,902	$26,807
Other comprehensive (loss) income:
Employee retirement plan adjustments, net of tax	—	(792)	(687)	80	237
Cumulative foreign currency translation adjustments associated with joint ventures sold	—	—	(591)	—	—
Foreign currency translation adjustments	(6,926)	(2)	(465)	1,733	885
Total other comprehensive (loss) income	(6,926)	(794)	(1,743)	1,813	1,122
Comprehensive (loss) income	(16,715)	(18,722)	(6,698)	15,715	27,929
Less: Comprehensive (loss) attributable to noncontrolling interests	(2,824)	—	—	—	—
Comprehensive (loss) income attributable to Jason Industries	$(13,891)	$(18,722)	$(6,698)	$15,715	$27,929
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	Successor	Predecessor
	September 26, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$77,428	$16,318
Accounts receivable - net of allowances for doubtful accounts of $2,459 at September 26, 2014 and $2,227 at December 31, 2013	91,663	77,003
Inventories - net	81,031	72,259
Deferred income taxes	9,832	6,755
Investments in partially-owned affiliates held for sale	—	8,211
Other current assets	20,398	19,746
Total current assets	280,352	200,292
Property, plant and equipment - net of accumulated depreciation of $5,590 at September 26, 2014 and $57,362 at December 31, 2013	176,780	126,286
Goodwill	152,986	34,198
Other intangible assets - net	211,674	49,131
Investments in partially-owned affiliates	6,259	5,547
Deferred income taxes	582	2,066
Other assets - net	15,161	5,497
Total assets	$843,794	$423,017

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$6,142	$6,904
Accounts payable	60,074	58,042
Accrued compensation and employee benefits	20,226	20,831
Accrued interest	6,834	2,998
Accrued income taxes	—	2,764
Liabilities related to fire	600	1,000
Deferred income taxes	365	105
Other current liabilities	21,543	19,679
Total current liabilities	115,784	112,323

Long-term debt	417,544	235,831
Postretirement health and other benefits	11,479	11,134
Multiemployer pension plan withdrawal liability	2,096	2,213
Deferred income taxes	98,808	27,774
Other long-term liabilities	4,791	3,270
Total liabilities	650,502	392,545

Commitments and contingencies (Note 14)

Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 45,000 shares issued and outstanding at September 26, 2014)	45,000	—
Jason (Predecessor) common stock, $0.001 par value (1,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2013)	—	—
Jason Industries (Successor) common stock, $0.0001 par value (120,000,000 shares authorized, 21,990,666 shares issued and outstanding at September 26, 2014)	2	—
Additional paid-in capital	139,146	25,358
Retained (deficit) earnings	(18,056)	4,640
Accumulated other comprehensive (loss) income	(5,756)	474
Shareholders' equity attributable to Jason Industries	160,336	30,472
Noncontrolling interests	32,956	—
Total equity	193,292	30,472
Total liabilities and equity	$843,794	$423,017
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Shareholders' Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Equity
Balance at December 31, 2013, Predecessor	$—	$—	$25,358	$4,640	$474	$30,472	$—	$30,472
Stock compensation expense	—	—	7,661	—	—	7,661	—	7,661
Net income	—	—	—	(4,955)	—	(4,955)	—	(4,955)
Employee retirement plan adjustments, net of tax	—	—	—	—	(687)	(687)	—	(687)
Foreign currency translation adjustments	—	—	—	—	(1,056)	(1,056)	—	(1,056)
Balance at June 29, 2014, Predecessor	—	—	33,019	(315)	(1,269)	31,435	—	31,435

Elimination of predecessor common stock, additional paid-in capital, retained (deficit), and accumulated other comprehensive (loss)	—	—	(33,019)	315	1,269	(31,435)	—	(31,435)
Adjustment to reflect Jason Industries common stock, additional paid-in capital, and retained (deficit) (1)	—	2	147,102	(9,921)	—	137,183	—	137,183
Noncontrolling interests in JPHI Holdings, Inc.	—	—	—	—	—	—	35,780	35,780
Issuance of series A convertible perpetual preferred stock	45,000	—	(2,500)	—	—	42,500	—	42,500
Balance at June 30, 2014, Successor	45,000	2	144,602	(9,921)	—	179,683	35,780	215,463
Warrant tender	—	—	(6,609)	—	—	(6,609)	—	(6,609)
Dividends declared	—	—	(910)	—	—	(910)	—	(910)
Stock compensation expense	—	—	2,063	—	—	2,063	—	2,063
Net (loss)	—	—	—	(8,135)	—	(8,135)	(1,654)	(9,789)
Foreign currency translation adjustments	—	—	—	—	(5,756)	(5,756)	(1,170)	(6,926)
Balance at September 26, 2014, Successor	$45,000	$2	$139,146	$(18,056)	$(5,756)	$160,336	$32,956	$193,292
(1) Adjustment to reflect Jason Industries common stock, additional paid-in capital, and retained (deficit) is net of common stock redeemed on June 30, 2014, which reduced additional paid in capital by $26,101.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Successor	Predecessor
	June 30, 2014 Through	January 1, 2014 Through June 29, 2014	Nine Months Ended
	September 26, 2014		September 27, 2013
Cash flows from operating activities
Net (loss) income	$(9,789)	$(4,955)	$26,807
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation	6,460	10,125	15,762
Amortization of intangible assets	3,917	2,727	4,074
Amortization of deferred financing costs and debt discount	750	426	722
Write-off of deferred financing costs due to debt extinguishment	—	—	1,423
Equity income	(170)	(831)	(1,525)
Deferred income taxes	(4,432)	(5,156)	3,556
Loss on disposals of property, plant and equipment - net	—	338	(26)
Gain from sale of joint ventures	—	(3,508)	—
Gain from involuntary conversion of property, plant and equipment	—	—	(6,351)
Non-cash stock compensation	2,063	7,661	153
Net increase (decrease) in cash due to changes in:
Accounts receivable	4,654	(20,632)	(21,149)
Inventories	1,384	(5,602)	2,838
Insurance receivable	—	—	(14,613)
Other current assets	(812)	(1,860)	(754)
Accounts payable	(5,036)	7,266	5,528
Accrued compensation and employee benefits	(496)	5,535	1,837
Accrued interest	6,761	(2,634)	2,850
Accrued income taxes	(3,661)	(706)	6,735
Liabilities related to fire	(212)	(188)	336
Accrued transaction costs	(9,821)	16,807	—
Other - net	1,566	(572)	1,706
Total adjustments	2,915	9,196	3,102
Net cash (used) provided by operating activities	(6,874)	4,241	29,909

Cash flows from investing activities
Acquisition of Jason, net of cash acquired	(489,169)	—	—
Proceeds from disposals of property, plant and equipment and other assets	32	159	1,015
Proceeds from sale of joint ventures	—	11,500	—
Insurance proceeds related to property, plant and equipment	—	—	2,088
Payments for property, plant and equipment	(6,598)	(10,998)	(16,389)
Acquisitions of patents	(33)	(33)	(81)
Other investing activities	(444)	(490)	—
Net cash (used) provided by investing activities	(496,212)	138	(13,367)

Cash flows from financing activities
Payment of capitalized debt issuance costs	(12,977)	(444)	(3,690)
Payments of deferred underwriters fees	(5,175)	—	—
Redemption of redeemable common stock	(26,101)	—	—
Proceeds on issuance of preferred stock	45,000	—	—
Payments of preferred stock issuance costs	(2,500)	—	—
Warrant tender offer	(6,609)	—	—
Payments of previous U.S. term loan	—	—	(5,000)
Proceeds from 2013 U.S. term loan	—	—	225,000
Payments of 2013 U.S. term loan	—	(1,175)	(178,534)
Proceeds from First Lien and Second Lien term loans	412,477	—	—
Proceeds from U.S. revolving loans	—	64,725	22,200
Payments of U.S. revolving loans	—	(53,725)	(22,200)
Proceeds from other long-term debt	2,255	1,383	1,316
Payments of other long-term debt	(1,913)	(3,868)	(8,822)
Payments of preferred stock redemptions	—	—	(30,831)
Payments of common stock dividends	—	—	(30,722)
Net cash provided (used) by financing activities	404,457	6,896	(31,283)
Effect of exchange rate changes on cash and cash equivalents	(1,020)	(122)	15
Net (decrease) increase in cash and cash equivalents	(99,649)	11,153	(14,726)

Cash and cash equivalents, beginning of period	177,077	16,318	29,557
Cash and cash equivalents, end of period	$77,428	$27,471	$14,831
Supplemental disclosure of cash flow information
Non-cash financing activities:
Accretion of preferred stock dividends and redemption premium	$910	$—	$1,646
Noncontrolling interest contribution of Jason Partners Holdings, Inc. to JPHI Holdings, Inc.	$35,870	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

1.	Description of Business and Basis of Presentation
Description of Business
Jason Industries, Inc. (f/k/a Quinpario Acquisition Corp., “Jason Industries”) and its subsidiaries (collectively, the “Company”) is a diversified industrial manufacturing company with four reportable segments: seating, finishing, acoustics, and components. The segments have separate management teams and have operations within the United States and 14 foreign countries. Through these segments, the Company is the global or domestic leader in a number of product categories. The Company is the leading producer of seating for the motorcycle and off-road vehicle sectors, and the leading supplier of static seats to the commercial and residential lawn/turf sector. The Company is also a leading producer of non-woven acoustical fiber insulation for the automotive sector and the leading global manufacturer of industrial consumables (brushes, buffing wheels and buffing compounds). The Company also manufactures precision components, expanded and perforated metal, and slip-resistant walking surfaces.
The Company was originally incorporated in Delaware on May 31, 2013 as a blank check company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. On June 30, 2014 (the “Closing Date”), the Company consummated its business combination with Jason Partners Holdings Inc. (“Jason”) pursuant to the stock purchase agreement, dated as of March 16, 2014, which provided for the acquisition of all of the capital stock of Jason by the Company (the “Business Combination”). In connection with the closing of the Business Combination, the Company changed its name from Quinpario Acquisition Corp. to Jason Industries, Inc. and commenced trading of its common stock and warrants under the symbols, “JASN” and “JASNW”, respectively, on NASDAQ. See Note 2 for a further discussion of the Business Combination.
Prior to the consummation of the Business Combination, the Company’s efforts were limited to organizational activities, its initial public offering, and the search for suitable business acquisition transactions.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2013 was derived from Jason’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, these condensed consolidated financial statements should be read in conjunction with (i) the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 and (ii) Jason’s consolidated financial statements and related footnotes thereto for the periods ended December 31, 2013, 2012, and 2011 included in the Company’s Definitive Proxy filed with the Securities and Exchange Commission on June 16, 2014.
As a result of the Business Combination, the Company was identified as the acquirer for accounting purposes, and Jason is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes a “Predecessor” for Jason for periods prior to the Closing Date.  The Company was subsequently re-established as Jason Industries, Inc. and is the “Successor” for periods after the Closing Date, which includes consolidation of Jason subsequent to the Business Combination on June 30, 2014.  The acquisition was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of net assets acquired.  See Note 2 for further discussion of the Business Combination.  As a result of the application of the acquisition method of accounting as of the effective time of the acquisition, the financial statements for the Predecessor period and for the Successor period are presented on a different basis and, therefore, not comparable.
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length, ending on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2014, the Company’s fiscal quarters are comprised of the three months ended March 28, June 27, September 26 and December 31. In 2013, the Company’s fiscal quarters are comprised of the three months ended March 29, June 28, September 27 and December 31.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2014.
Jason made the decision to withdraw from the Morton multiemployer plan as of August 15, 2012. In connection with the withdrawal Jason recorded an expense of $3.4 million during the year ended December 31, 2012. This represented the estimated present value of Jason’s obligation to the plan as of that date. The withdrawal amount was finalized during 2013 and Jason reduced its liability by reversing expense of $0.7 million. This amount is included as a separate line item on the condensed consolidated statements of operations.
Reclassification
The condensed consolidated statement of operations for the three and nine months ended September 27, 2013 included herein reflects separately presented “Transaction-related expenses”, the total amounts of which had previously been included within “Selling and administrative expenses”. Such prior year amounts have been reclassified in the comparative periods presented to conform to the current period presentation. Transaction-related expenses were zero and $1.0 million in the three and nine months ended September 27, 2013, respectively.
Recently issued accounting standards
In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

2.	Consummation of Business Combination
On June 30, 2014, the Company and Jason completed the Business Combination in which JPHI Holdings Inc. (“JPHI”), a majority owned subsidiary of the Company, acquired 100 percent of the capital stock of Jason. The purchase price of $536.0 million was funded by the cash proceeds from the Company’s initial public offering, new debt, the issuance of 45,000 shares of 8% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) and rollover equity invested by Jason’s former owners and management of Jason (collectively the “Rollover Participants”). The purchase price includes the payment of $9.2 million for current assets that are in excess of normalized working capital requirements. For the period January 1, 2014 through June 29, 2014 and the period June 30, 2014 through September 26, 2014, the Company incurred approximately $27.8 million and $1.2 million, respectively, of transaction expenses directly related to the Business Combination.
Following the consummation of the Business Combination, Jason became an indirect majority-owned subsidiary of the Company, with the Company owning approximately 83.1 percent of JPHI and the Rollover Participants owning a noncontrolling interest of approximately 16.9 percent of JPHI. The Rollover Participants held 3,485,623 shares of JPHI exchangeable on a one-for-one basis for shares of common stock of the Company.
In connection with the consummation of the Business Combination, all indebtedness under Jason’s U.S. credit facility was repaid in full, and the Company replaced Jason’s existing credit agreement with a new $460.0 million senior secured credit facility. See Note 8 for further discussion of the new senior secured credit facility.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following unaudited pro forma combined financial information presents the Company’s results as though Jason and the Company had combined at January 1, 2013. Pro forma net earnings attributable to common shareholders were adjusted to exclude $5.6 million and $38.4 million of transaction-related expenses incurred in the three and nine months ended September 26, 2014, respectively. Pro forma earnings attributable to common shareholders for the nine months ended September 27, 2013 were adjusted to include these transaction-related expenses, and were adjusted by $5.8 million of nonrecurring expense related to the fair value adjustment to acquisition date inventory. The unaudited pro forma condensed consolidated financial information has been prepared using the acquisition method of accounting in accordance with GAAP.

	(unaudited)
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 26, 2014	September 26, 2014	September 27, 2013	September 27, 2013
	(pro forma)	(pro forma)	(pro forma)	(pro forma)
Net sales	$161,168	$538,319	$159,867	$515,732
Net income (loss) attributable to common shareholders of Jason Industries	$(6,286)	$(5,655)	$6,811	$(12,778)
The Company has recorded a preliminary allocation of the purchase price to Jason’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 30, 2014 acquisition date. The preliminary consideration and preliminary purchase price allocation is as follows:

Calculation of Purchase Price
Cash consideration	$500,219
Management rollover equity	35,780
Total purchase price	$535,999

Preliminary Purchase Price Allocation
Cash and cash equivalents	$11,049
Accounts receivable	97,693
Inventories	83,639
Deferred income taxes - current	8,095
Other current assets	18,781
Property, plant and equipment	179,889
Goodwill	153,493
Other intangible assets	216,931
Other assets	8,469
Current liabilities	(111,151)
Deferred income taxes	(100,886)
Debt	(11,276)
Other long-term liabilities	(18,727)
Total purchase price	$535,999

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The preliminary purchase price allocation resulted in goodwill of $153.5 million, of which $8.1 million is deductible for tax purposes. The preliminary values allocated to other intangible assets and the weighted average useful lives are as follows:

	Gross Carrying Amount	Weighted Average Useful Life (years)
Patents	$2,780	7.0
Customer relationships	147,732	14.0
Trademarks and other intangibles	66,419	15.0
Total amortized other intangible assets	$216,931
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

3.	Sale of Joint Ventures
During the first quarter of 2014, Jason completed the sale of its 50% equity interest in two of its joint ventures for a total of $11.5 million. The sale of one of the joint ventures in the amount of $7.5 million was completed in January 2014 and the sale of the second joint venture in the amount of $4.0 million was completed in March 2014. The Company recorded a $3.5 million gain on the sale of the joint ventures, which is reported separately on the condensed consolidated statements of operations. The gain includes the recognition of $0.6 million of cumulative translation adjustments which had been recorded in accumulated other comprehensive income. The $0.6 million is reported separately in the condensed consolidated statements of comprehensive income. Terms of the sale include a supply agreement which will allow Jason to purchase product at established prices over the agreement’s three-year term.

4.	Restructuring Costs
The Company has continued to make changes to its worldwide manufacturing footprint. These actions resulted in charges relating to employee severance and other related charges, such as exit costs for consolidation and closure of plant facilities, employee relocation and lease termination costs. During the period January 1, 2014 through June 29, 2014, the Company incurred $2.6 million of restructuring charges. During the period from June 30, 2014 through September 26, 2014, the Company incurred $0.1 million of restructuring charges. During the three and nine months ended September 27, 2013, the Company incurred $0.6 million and $0.8 million of restructuring charges, respectively. These restructuring costs are presented separately on the condensed consolidated statements of operations.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table presents the restructuring liability activity for the nine month periods ended September 26, 2014 and September 27, 2013:

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2013, Predecessor	$1,112	$818	$65	$1,995
Current period restructuring charges	629	631	1,294	2,554
Cash payments	(1,088)	(104)	(899)	(2,091)
Balance - June 29, 2014, Predecessor	$653	$1,345	$460	$2,458

Current period restructuring charges	246	—	(143)	103
Cash payments	(261)	(209)	(147)	(617)
Balance - September 26, 2014, Successor	$638	$1,136	$170	$1,944

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2012, Predecessor	$180	$1,070	$98	$1,348
Current period restructuring charges	643	—	141	784
Cash payments	(690)	(198)	(239)	(1,127)
Balance - September 27, 2013, Predecessor	$133	$872	$—	$1,005
The accruals for severance presented above relate to costs incurred in the Finishing and Acoustics segments. These accruals are expected to be utilized during the next twelve months and are recorded within other current liabilities on the condensed consolidated balance sheets. The accrual for lease termination costs relates to restructuring costs within the Components and Finishing segments. At September 26, 2014 and December 31, 2013, $0.7 million and $0.5 million, respectively, are recorded within other long-term liabilities and $0.4 million and $0.3 million, respectively, are recorded within other current liabilities on the condensed consolidated balance sheets.

5.	Related Party Transactions
Jason was part of a Management Services Agreement with Saw Mill Capital LLC (“Saw Mill”) and Falcon Investment Advisors, LLC (“FIA”, together with Saw Mill, the “Service Providers”), affiliates of the Jason’s majority shareholders, which terminated upon consummation of the Business Combination. Management fees and related expenses paid to the Service Providers under this agreement were approximately $0.6 million for the predecessor period ended June 29, 2014. These costs were approximately $0.3 million and $0.9 million for the three and nine month periods ended September 27, 2013.
In addition, during the period June 28, 2014 through June 29, 2014 the Company incurred sale transaction fees of $5.4 million which were paid to the Service Providers on June 30, 2014 upon completion of the Business Combination. During the nine months ended September 27, 2013, the Company paid fees of $2.3 million to the Service Providers in connection with the refinancing discussed in Note 8.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

6.	Inventories
Inventories at September 26, 2014 and December 31, 2013 consisted of the following:

	Successor	Predecessor
	September 26, 2014	December 31, 2013
Raw material	$42,791	$37,562
Work-in-process	6,174	5,653
Finished goods	32,066	29,044
Total Inventories	$81,031	$72,259

7.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 26, 2014 are as follows:

	Seating	Finishing	Acoustics	Components	Total
Balance as of December 31, 2013 (Predecessor)	$19,402	$—	$—	$14,796	$34,198
Elimination of predecessor goodwill	(19,402)	—	—	(14,796)	(34,198)
Acquisition of businesses	67,242	19,756	28,145	38,711	153,854
Translation	—	(600)	(268)	—	(868)
Balance as of September 26, 2014 (Successor)	$67,242	$19,156	$27,877	$38,711	$152,986
The Company’s other intangible assets at September 26, 2014 and December 31, 2013 consisted of the following:

	Successor			Predecessor
	September 26, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,800	$(100)	$2,700	$2,337	$(948)	$1,389
Customer relationships	147,027	(2,707)	144,320	37,290	(7,611)	29,679
Trademarks and other intangibles	65,755	(1,101)	64,654	25,820	(7,757)	18,063
Total amortized other intangible assets	$215,582	$(3,908)	$211,674	$65,447	$(16,316)	$49,131
Goodwill by reportable segment and intangible assets at September 26, 2014 are based on the preliminary purchase price allocation of Jason, which is based on preliminary valuations performed to determine the fair value of the acquired assets as of the acquisition date. The amounts allocated to goodwill and other intangible assets and the fair values of each reporting segment are subject to final adjustment to reflect the final valuations. These final valuations could have a material impact on other intangible assets and goodwill by reportable segment. See Note 2 for further discussion of the acquisition of Jason.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

8.	Debt
The Company’s debt at September 26, 2014 and December 31, 2013 consisted of the following:

	Successor	Predecessor
	September 26, 2014	December 31, 2013
First Lien Term Loans	$310,000	$—
Debt discount on First Lien Term Loans	(3,674)	—
Second Lien Term Loans	110,000	—
Debt discount on Second Lien Term Loans	(3,597)	—
Revolving Credit Facility	—	—
Foreign debt	8,846	11,304
Capital lease obligations	2,111	2,422
Jason - U.S. term loan	—	229,438
Jason - Debt discount on U.S. term loan	—	(429)
Jason - U.S. revolving loans	—	—
Total outstanding indebtedness	423,686	242,735
Less: Current portion	(6,142)	(6,904)
Total long-term debt	$417,544	$235,831
At September 26, 2014 and December 31, 2013, the Company assessed the amounts recorded under revolving loans and long-term debt and determined that such amounts approximated fair value. The fair value of the debt was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.
Senior Secured Credit Facilities (Successor)
In connection with the consummation of the Business Combination, all indebtedness under Jason’s U.S. credit facility was repaid in full. Jason Incorporated (“Jason Inc”), an indirect majority-owned subsidiary of the Company, as the borrower, replaced Jason’s existing credit agreement with a new $460.0 million U.S. credit facility (the “Senior Secured Credit Facilities”). The new facility included (i) term loans in an aggregate principal amount of $310.0 million (“First Lien Term Loans”) maturing in 7 years, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing in 8 years, and (iii) a revolving loan of up to $40.0 million (“Revolving Credit Facility”) maturing in 5 years. Upon the consummation of the Business Combination, the full amount of the First Lien Term Loans and Second Lien Term Loans were drawn, and no revolving loans were drawn. The Company capitalized debt issuance costs of $13.5 million in connection with the refinancing that are included in other long-term assets and will be amortized into interest expense over the life of the respective borrowings on a straight-line basis.
The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to $0.8 million, with the balance payable at maturity. At the Company’s election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities will be based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the “prime rate” of Deutsche Bank AG New York Branch, (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings under the First Lien Term Facility and Second Lien Term Facility will be subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility may be adjusted after the completion of Jason Inc’s first full fiscal quarter after the closing of the Business Combination based upon Jason Inc’s consolidated first lien net leverage ratio.
Under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, Jason

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Inc and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, initially specified at 5.50 to 1.00, with periodic decreases beginning on July 1, 2016 to 5.25 to 1.00 and decreasing to 4.50 to 1.00 on December 31, 2017 and remaining at that level thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable.
At September 26, 2014, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 5.5% and 9.0%, respectively. At September 26, 2014, the Company had a total of $35.5 million of availability for additional borrowings under the Revolving Credit Facility as the Company had no outstanding borrowings and letters of credit outstanding of $4.5 million which reduce availability under the facility.
Jason Credit Facility (Predecessor)
In February 2013, the Company replaced its existing credit agreement with a $260.0 million senior secured credit facility. The new facility included a six-year, $225.0 million senior secured term loan and a five-year, $35.0 million revolving loan. The borrowings under the term loan, along with existing cash, were used to retire borrowings outstanding under a previous term loan of $178.5 million, redeem 17,757.7 shares of preferred stock for $24.8 million, pay a cash dividend to common shareholders of $25.0 million and pay various expenses associated with the refinancing. In November 2013, the credit facility was amended to increase term loan borrowings by $10.0 million, as allowed by the agreement.
The refinancing of the term loan portion of the former facility resulted in recognition of a significant portion of the debt as a debt extinguishment in the first quarter of 2013. The extinguishment was caused by the change in the projected present value of cash flows under the new agreement, resulting in a loss on extinguishment of $5.4 million. This amount is included in interest expense for the nine months ended September 27, 2013 and includes $4.0 million of lender fees incurred through the refinancing as well as a $1.4 million write-off of unamortized deferred financing costs related to the former credit facility. In addition, the Company has included $0.2 million in interest expense related to other debt issuance costs that were allocated to a portion of the debt which the Company treated as a debt modification. The Company capitalized additional debt issuance costs of $2.6 million in connection with the refinancing that will be expensed over the life of the term loan. Furthermore, the Company capitalized an additional $1.1 million of debt issuance costs related to the refinancing of the revolving loan facility. These costs were amortized over the life of the agreement on a straight-line basis. At December 31, 2013, the interest rate on the term loan was 5.0%.
Foreign debt
At September 26, 2014 and December 31, 2013, the Company has recorded $8.8 million and $11.3 million, respectively, in foreign debt obligations, including various overdraft facilities and term loans. The largest foreign debt balances are held by the Company’s subsidiaries in Germany (approximately $6.1 million and $6.8 million as of September 26, 2014 and December 31, 2013, respectively) and Mexico (approximately $0.8 million and $2.7 million as of September 26, 2014 and December 31, 2013, respectively). These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.1 million to $2.7 million and $0.1 million to $3.0 million as of September 26, 2014 and December 31, 2013, respectively.

9.	Shareholders' Equity
On June 30, 2014, the Company held a special meeting in lieu of the 2014 Annual Meeting of the Shareholders (the “Special Meeting”) where the Business Combination was approved by the Company’s shareholders. At the Special Meeting, 21,870,040 shares of the Company’s common stock were voted in favor of the proposal to approve the Business Combination and no shares of the Company’s common stock were voted against that proposal. In connection with the closing, the Company redeemed a total of 2,542,667 shares of its common stock pursuant to the terms of the Company’s amended and restated certificate of incorporation, resulting in a total payment to redeeming shareholders of $26.1 million.
At the Special Meeting, the Company’s shareholders approved and adopted a proposal to increase the number of authorized shares of the Company’s common stock and preferred stock from 44,000,000, consisting of 43,000,000 shares of common stock, and 1,000,000 shares of preferred stock, to 125,000,000 shares, consisting of 120,000,000 shares of common stock, and 5,000,000 shares of preferred stock.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

At September 26, 2014, the Company had authorized for issuance 120,000,000 shares of $0.0001 par value common stock of which 21,990,666 shares were issued and outstanding, and had authorized for issuance 5,000,000 shares of $0.0001 par value preferred stock of which 45,000 shares were issued and outstanding.
Series A Preferred Stock
In connection with the consummation of the Business Combination, the Company issued 45,000 shares of Series A Preferred Stock with offering proceeds of $45.0 million and offering costs of $2.5 million. Holders of the Series A Preferred Stock are entitled to cumulative dividends at an 8.0% dividend rate per annum payable quarterly on January 1, April 1, July 1, and October 1 of each year in cash or by delivery of Series A Preferred Stock shares. Holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock initially into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate.
On September 18, 2014, the Board of Directors declared a dividend of $20.22 per share to holders of record on August 15, 2014 of the Company’s Series A Preferred Stock, totaling $0.9 million. As of September 26, 2014, the dividend payable of $0.9 million is included in other current liabilities in the condensed consolidated balance sheets.
Warrant Tender Offer
On May 6, 2014, the Company commenced a tender offer to purchase up to 9,200,000 of its outstanding warrants subject to certain conditions, including the consummation of the Business Combination. On July 18, 2014, the tender offer expired and a total of 4,406,227 warrants were validly tendered at a purchase price of $1.50 per warrant, for a total purchase price of $6.6 million.
After completion of the warrant tender offer, 13,993,773 warrants remain outstanding. Each outstanding warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $12.00 per share, subject to adjustment, at any time commencing on July 30, 2014. The warrants will expire on June 30, 2019, or earlier upon redemption.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income (loss), net of taxes, for the nine months ended September 26, 2014 and September 27, 2013 are as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Total
Balance at December 31, 2013, Predecessor	$(156)	$630	$474
Other comprehensive loss before reclassifications	(844)	—	(844)
Amount reclassified from accumulated other comprehensive income	157	—	157
Cumulative foreign currency translation adjustments associated with joint ventures sold	—	(591)	(591)
Foreign currency translation adjustments	—	(465)	(465)
Balance at June 29, 2014, Predecessor	(843)	(426)	(1,269)

Elimination of predecessor accumulated other comprehensive income	843	426	1,269
Foreign currency translation adjustments	—	(5,756)	(5,756)
Balance at September 26, 2014, Successor	$—	$(5,756)	$(5,756)

	Employee retirement plan adjustments	Foreign currency translation adjustments	Total
Balance at December 31, 2012, Predecessor	$(1,158)	$(1,101)	$(2,259)
Amount reclassified from accumulated other comprehensive income	237	—	237
Foreign currency translation adjustments	—	885	885
Balance at September 27, 2013, Predecessor	$(921)	$(216)	$(1,137)
Employee retirement plan adjustments of $0.2 million were reclassified from accumulated other comprehensive income (loss), primarily into selling and administrative expenses, on the condensed consolidated statement of operations during the period January 1, 2014 through June 29, 2014. Comparable reclassification adjustments were made during the three and nine months ended September 27, 2013 totaling $0.1 million and $0.2 million, respectively.
During the period January 1, 2014 through June 29, 2014, $0.6 million of cumulative foreign currency translation adjustments were recognized as part of the $3.5 million gain on the sale of joint ventures on the condensed consolidated statement of operations.
Jason Shareholders’ Equity (Predecessor)
At December 31, 2013, the Company had authorized for issuance 1,000 shares of $0.001 par value common stock of which 1,000 shares of common stock were issued and outstanding.
During the nine months ended September 27, 2013, the Company paid $30.7 million of dividends to common shareholders, respectively. These payments included a dividend of $25.0 million in February 2013 in connection with the refinancing discussed in Note 7. The dividends were recorded as a reduction to retained earnings and additional paid-in capital.
Redeemable Preferred Stock (Predecessor)
In February 2013, in connection with the refinancing discussed in Note 8, the Company exercised its option and redeemed 17,757.7 preferred shares for $24.8 million in payments which included a redemption premium of $2.2 million. In June 2013, the Company redeemed an additional 4,535.6 shares for $6.0 million in payments leaving 12,706.7 shares outstanding at September 27, 2013. For the three and nine month periods ended September 27, 2013, the Company recognized

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

approximately $0.7 and $1.6 million of accretion of preferred stock dividends and redemption premium which are reported on the condensed consolidated statements of operations and recorded as a reduction to retained earnings during these periods.
During 2013, the Company redeemed all of the 35,000 outstanding preferred shares at the end of 2012. The redemption totaled $48.4 million, which included the $35.0 million original liquidation value, accumulated and unpaid dividends of $11.2 million and a redemption premium of $2.2 million. Dividends on the preferred stock had accrued each quarter on a cumulative basis at a rate of 10% per year and compounded quarterly through February 28, 2013, and at a rate of 12% after that date through the final redemption on November 14, 2013.

10.	Share Based Compensation
The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including restricted stock units and performance share units, which are restricted stock units with vesting conditions contingent upon achieving certain performance goals. The Company estimates the fair value of share-based awards based on assumptions as of the grant date. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years for restricted stock awards and the performance period for performance share units. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.
2014 Omnibus Incentive Plan
In connection with the approval of the Business Combination, the 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by shareholders to provide incentives to key employees of the Company and its subsidiaries. Awards under the 2014 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock awards, performance awards, other stock-based awards, and other cash-based awards. There were 3,473,435 shares of common stock reserved and authorized for issuance under the 2014 Plan. At September 26, 2014, there were 1,026,532 shares of common stock authorized and available for grant under the 2014 Plan.
Share Based Compensation Expense
Upon completion of the Business Combination, the Compensation Committee of the Company’s Board of Directors approved an initial grant under the 2014 Plan to certain executive officers, senior management employees, and the Board of Directors. The total compensation expense related to the 2014 Plan was $2.1 million for the period June 30, 2014 through September 26, 2014. The income tax benefit related to share-based compensation expense was $0.8 million for the period June 30, 2014 through September 26, 2014. As of September 26, 2014, $17.3 million of total unrecognized compensation expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 2.5 years. The total unrecognized share-based compensation expense to be recognized in future periods as of September 26, 2014 does not consider the effect of share-based awards that may be issued in subsequent periods.
General Terms of Awards
The Compensation Committee of the Board of Directors has discretion to establish the terms and conditions for grants, including the number of shares, vesting and required service or other performance criteria. Restricted stock unit and performance share unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting or continued eligibility for vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. Dividend equivalents on common stock are accrued for restricted stock units and performance share units granted to employees and paid in the form of cash or stock depending on the form of the dividend, at the same time that the shares of common stock underlying the restricted stock unit are delivered to the employee. All restricted stock units and performance share units granted to employees are payable in shares of common stock and are classified as equity awards.
The rights granted to the recipient of employee restricted stock unit awards generally vest annually in equal installments on the anniversary of the grant date over the restriction or vesting period, which is generally three years. Vested restricted stock units are payable in common stock within a thirty day period following the vesting date. The Company records compensation

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

expense of restricted stock unit awards based on the fair value of the awards at the date of grant ratably over the period during which the restrictions lapse.
Performance share unit awards based on cumulative performance metrics are payable at the end of their respective performance period in common stock. The number of share units awarded can range from zero to 150% depending on achievement of a targeted performance metric, and are payable in common stock within a thirty day period following the end of the performance period. The Company expenses the cost of the performance-based share unit awards based on the fair value of the awards at the date of grant and the estimated achievement of the performance metric, ratably over the performance period of three years.
Performance share unit awards based on achievement of certain established stock price targets are payable in common stock as the last sales price of the Company’s common stock equals or exceeds established stock price targets in any twenty trading days within a thirty trading day period during the performance period. The Company expenses the cost of the stock price-based performance share unit awards based on the fair value of the awards at the date of grant ratably over the derived service period of the award.
The Company also issues restricted stock units as share-based compensation for members of the Board of Directors. Director restricted stock units vest one year from the date of grant. In the event of termination of a member’s service on the Board of Directors prior to a vesting date, all unvested restricted stock units of such holder will be forfeited. Vested restricted stock units are delivered to members of the Board of Directors six months following the termination of their directorship. All awards granted are payable in shares of common stock or cash payment equal to the fair market value of the shares at the discretion of our Compensation Committee, and are classified as equity awards due to their expected settlement in common stock. Compensation expense for these awards is measured based upon the fair value of the awards at the date of grant. Dividend equivalents on common stock are accrued for restricted stock units awarded to the Board of Directors and paid in the form of cash or stock depending on the form of the dividend, at the same time that the shares of common stock underlying the restricted stock unit are delivered to a member of the Board of Directors following the termination of their directorship.
Restricted Stock Units
Nonvested restricted stock unit awards as of September 26, 2014, and changes during the period June 30, 2014 through September 26, 2014 were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2014	—	—
Granted	762	$10.50
Vested	—	—
Forfeited	—	—
Nonvested at September 26, 2014	762	$10.50
Compensation expense related to restricted stock units was $0.8 million for the period June 30, 2014 through September 26, 2014. As of September 26, 2014, there was $7.2 million of unrecognized share-based compensation expense related to 762,075 restricted stock unit awards, with a weighted-average grant date fair value of $10.50, that are expected to vest over a weighted-average period of 2.6 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Performance Share Units
Nonvested performance share unit awards as of September 26, 2014, and changes during the period June 30, 2014 through September 26, 2014, were as follows:

	EBITDA Vesting Awards		Stock Price Vesting Awards
	Shares (thousands)	Weighted-Average Grant Date Fair Value	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2014	—		—
Granted	1,216	$10.49	810	$3.54
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested at September 26, 2014	1,216	$10.49	810	$3.54
EBITDA Vesting Awards
During the period June 30, 2014 through September 26, 2014, 1,215,704 performance share unit awards were granted to certain executive officers and senior management employees, payable upon the achievement of certain established cumulative Adjusted EBITDA performance targets over a three year performance period. The performance period for the shares awarded during the period June 30, 2014 through September 26, 2014 is July 1, 2014 through June 30, 2017. Distributions under these awards are payable at the end of the performance period in common stock. The total potential payouts for awards granted during the period June 30, 2014 through September 26, 2014 range from 0 to 1,215,704 shares, should certain performance targets be achieved. The fair value of these awards was determined based on the Company’s stock price on the date of grant, which was $10.49 per share. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting or continued eligibility for vesting upon specified events, including death, permanent disability or retirement of the grantee or a change in control of the Company.
Compensation expense for cumulative Adjusted EBITDA based performance share unit awards granted during the period June 30, 2014 through September 26, 2014 is currently being recognized based on estimated payout of 100% of target, or 810,469 shares. Compensation expense related to performance share unit awards for the period June 30, 2014 through September 26, 2014 was $0.7 million. As of September 26, 2014, there was $7.8 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 2.8 years.
Stock Price Vesting Awards
In addition, during the period June 30, 2014 through September 26, 2014, 810,469 performance share unit awards were granted to certain executive officers and senior management employees, payable upon the achievement of certain established stock price targets for the Company’s common stock during a three year performance period. The performance period for the shares awarded during the period June 30, 2014 through September 26, 2014 is July 1, 2014 through June 30, 2017. Distributions under these awards are payable in common stock as the last sales price of the Company’s common stock equals or exceeds established stock price targets in any twenty trading days within a thirty trading day period during the performance period. The weighted-average fair value of stock price based performance awards granted during the period June 30, 2014 through September 26, 2014 was $3.54 per share, and was estimated using a Monte Carlo simulation assuming an average risk-free interest rate of 0.88%, expected volatility of 17%, and zero dividends. The expected volatility was derived from the closing market price of the Company’s exchange traded warrants to purchase common stock as of the grant date using the Black-Scholes option pricing model. The weighted-average derived service period for stock price based performance awards granted during the period June 30, 2014 through September 26, 2014 was 1.7 years.
Compensation expense related to stock price based performance share unit awards for the period June 30, 2014 through September 26, 2014 was $0.6 million. As of September 26, 2014, there was $2.3 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 1.4 years.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Share Based Compensation (Predecessor)

Prior to the consummation of the Business Combination, Jason Partners Holdings LLC (Jason LLC), the former parent company of Jason, had granted various classes of its common units to certain executives and directors of Jason. In accordance with ASC 718, Compensation - Stock Compensation, compensation cost related to the units granted was recognized in Jason’s financial statements over the vesting period. Upon consummation of the Business Combination, all unvested units became fully vested and Jason recognized $7.6 million of compensation expense during the predecessor period from June 28, 2014 to June 29, 2014. During the predecessor period from January 1, 2014 through June 29, 2014, Jason recognized $7.7 million of stock-based compensation expense, and the related income tax benefit was $2.5 million.

11.	Earnings per Share
Basic income (loss) per share is calculated by dividing net income (loss) attributable to Jason Industries’ common shareholders by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including warrants, restricted stock units, performance share units, convertible preferred stock, and Rollover Shares of JPHI convertible into shares of Jason Industries.
The reconciliation of the numerator and denominator of the basic and diluted income (loss) per share calculation and the anti-dilutive shares is as follows:

	Successor	Predecessor
	June 30, 2014 Through	June 28, 2014 Through	January 1, 2014 Through	Three Months Ended	Nine Months Ended
	September 26, 2014	June 29, 2014	June 29, 2014	September 27, 2013	September 27, 2013
Net income (loss) per share attributable to Jason Industries common shareholders
Basic and dilutive income (loss) per share	$(0.41)	$(17,928)	$(4,955)	$13,397	$24,656

Numerator:
Net income available to common shareholders of Jason Industries	$(9,045)	$(17,928)	$(4,955)	$13,397	$24,656

Denominator:
Basic and diluted weighted-average shares outstanding	21,991	1	1	1	1

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock	13,994	—	—	—	—
Conversion of Series A 8% Perpetual Convertible Preferred	3,653	—	—	—	—
Conversion of JPHI Rollover Shares convertible to Jason Industries common stock	3,486	—	—	—	—
Restricted stock units	762	—	—	—	—
Performance share units	2,026	—	—	—	—
Total	23,921	—	—	—	—

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period. Performance share units are considered anti-dilutive if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period.

12.	Income Taxes
At the end of each three month period, the Company estimates a base effective tax rate expected for the full year based on the most recent forecast of pre-tax income, permanent book and tax differences, and global tax planning strategies. The Company uses this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their related tax effects. The Company records the tax effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their tax effects in the period in which they occur.
The tax benefits as a percentage of income before income taxes for the predecessor period January 1, 2014 through June 29, 2014 and the predecessor period June 28, 2014 through June 29, 2014 were 10.4% and 24.0%, respectively. The tax benefit as a percentage of income before income taxes for the successor period June 30, 2014 through September 26, 2014 was 37.9%. The Company’s tax benefit is impacted by a number of factors, including, among others, the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates, and the ability to utilize net operating loss carry forwards. The Company recognized a net discrete tax benefit of $2.5 million for the predecessor period January 1, 2014 through June 29, 2014. Net discrete tax expense was immaterial for the predecessor period June 28, 2014 through June 29, 2014 and the successor period June 30, 2014 through September 26, 2014. Net discrete tax expense was immaterial for the three and nine month periods ended September 27, 2013.
The tax benefits as a percentage of income before income taxes for the predecessor period January 1, 2014 through June 29, 2014 and the predecessor period June 28, 2014 through June 29, 2014 were lower than the U.S federal statutory rate primarily due to non-deductible transaction related costs. The tax benefit as a percentage of income before income taxes for the successor period June 30, 2014 through September 26, 2014 was higher than the U.S federal statutory rate due to the overall projection of pre-tax losses, which includes pre-tax earnings in foreign jurisdictions with lower income tax rates. The comparable percentages for the three and nine month periods ended September 27, 2013 did not differ significantly from the U.S. federal statutory rate.
The amount of gross unrecognized tax benefits was $2.5 million and $3.7 million at September 26, 2014 and December 31, 2013, respectively. Of the $2.5 million of unrecognized tax benefits, $1.1 million would reduce the Company’s effective tax rate if recognized.
During the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits. The Company recognizes interest and penalties related to tax matters in tax expense. Accrued interest and penalties were immaterial at September 26, 2014 and December 31, 2013.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

13.	Business Segments, Geographic and Customer Information
The Company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments. The Company has four reportable segments: Seating, Finishing, Acoustics and Components.
Net sales information relating to the Company’s reportable segments is as follows:

	Successor	Predecessor
	June 30, 2014 Through	June 28, 2014 Through June 29, 2014	January 1, 2014 Through June 29, 2014	Three Months Ended	Nine Months Ended
	September 26, 2014			September 27, 2013	September 27, 2013
Net sales
Seating	$32,385	$—	$104,878	$33,473	$130,886
Finishing	45,181	—	96,692	44,159	135,923
Acoustics	54,033	—	109,930	48,759	151,065
Components	29,569	—	65,651	33,476	97,858
	$161,168	$—	$377,151	$159,867	$515,732

The Company uses “Adjusted EBITDA” as the primary measure of profit or loss for the purposes of assessing the operating performance of its segments. The Company defines EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization and (gain)/loss on disposal of property, plant and equipment. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of non-cash or non-operational losses or gains, including long-lived asset impairment charges, integration and other operational restructuring charges, transactional legal fees, other professional fees and special employee bonuses, Newcomerstown fire losses and gains, multiemployer pension plan withdrawal expense (gain), purchase accounting adjustments and Management Services Agreement fees and expenses.
Management believes that Adjusted EBITDA provides a clear picture of the Company’s operating results by eliminating expenses and income that are not reflective of the underlying business performance. Certain corporate-level administrative expenses such as payroll and benefits, incentive compensation, travel, marketing, accounting, auditing and legal fees and certain other expenses are kept within its corporate results and not allocated to its business segments. Adjusted EBITDA is used to facilitate a comparison of the Company’s operating performance on a consistent basis from period to period and to analyze the factors and trends affecting its segments. The Company’s internal plans, budgets and forecasts use Adjusted EBITDA as a key metric. In addition, this measure is used to evaluate its operating performance and segment operating performance and to determine the level of incentive compensation paid to its employees.
As the Company uses Adjusted EBITDA as its primary measure of segment performance, generally accepted accounting principles in the United States of America (“US GAAP”) on segment reporting require the Company to include this measure in its discussion of segment operating results. The Company must also reconcile Adjusted EBITDA to operating results presented on a US GAAP basis.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated income before taxes:

	Successor	Predecessor
	June 30, 2014 Through	June 28, 2014 Through June 29, 2014	January 1, 2014 Through June 29, 2014	Three Months Ended	Nine Months Ended
	September 26, 2014			September 27, 2013	September 27, 2013
Segment Adjusted EBITDA
Seating	$3,568	$—	$17,668	$4,356	$21,043
Finishing	5,496	201	13,732	4,600	13,638
Acoustics	4,287	—	9,676	5,811	18,248
Components	1,716	(690)	10,324	6,669	17,628
	$15,067	$(489)	$51,400	$21,436	$70,557

Interest expense, including intercompany	(528)	—	(1,269)	(704)	(2,087)
Depreciation and amortization	(10,341)	—	(12,796)	(6,723)	(19,740)
(Loss) gain on disposal of property, plant and equipment - net	—	—	(336)	66	66
Restructuring	(103)	—	(2,554)	(612)	(784)
Transaction-related expenses	(18)	—	(242)	—	—
Integration and other restructuring costs	(7,587)	—	(2,575)	(15)	(15)
Newcomerstown fire gain	—	—	—	13,991	18,834
Adjustment for non-discrete fire costs	—	—	—	1,419	1,419
Multiemployer pension plan withdrawal (loss) gain	—	—	—	—	696
Gain from sale of joint ventures	—	—	3,508	—	—
Total segment income before income taxes	(3,510)	(489)	35,136	28,858	68,946
Corporate general and administrative expenses	(1,491)	—	(7,032)	(3,487)	(10,363)
Corporate interest expense, including intercompany	(7,280)	(82)	(6,032)	(2,774)	(14,750)
Corporate depreciation	(35)	—	(57)	(33)	(96)
Corporate transaction-related expenses	(1,386)	(23,009)	(27,541)	—	(1,015)
Corporate loss on disposal of property, plant and equipment	—	—	(2)	—	(40)
Corporate share based compensation	(2,063)	—	—	—	—
Consolidated income before taxes	$(15,765)	$(23,580)	$(5,528)	$22,564	$42,682

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Assets held by reportable segment as of September 26, 2014 and December 31, 2013 were as follows:

	Successor	Predecessor
	September 26, 2014	December 31, 2013
Assets
Seating	$239,637	$93,238
Finishing	205,135	136,371
Acoustics	192,657	106,031
Components	155,115	93,112
Total segments	792,544	428,752
Corporate and eliminations	51,250	(5,735)
Consolidated	$843,794	$423,017

14.	Litigation and Contingencies
The Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, labor, and employment claims. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date, can be reasonably estimated and is not covered by insurance. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
At September 26, 2014 and December 31, 2013, the Company held reserves of $1.1 million for environmental matters at two locations. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations or cash flows.

15.	Newcomerstown Fire
On November 27, 2011, the Company experienced a fire at an acoustics segment facility in Newcomerstown, Ohio (“Newcomerstown”). No one was injured as a result of the fire. Newcomerstown was comprised of approximately 93,000 square feet in one leased building with an additional 38,000 square foot expansion in process. Newcomerstown employed 103 employees prior to the accident. The fire destroyed the entire leased facility and its contents. Newcomerstown manufactured non-woven acoustical fiber insulation for the automotive industry. During 2012, the Company commenced a lease of a facility in Battle Creek, Michigan as a replacement to the Newcomerstown, Ohio location and reached pre-accident production levels at this location during the three months ended September 27, 2013.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The Company negotiated a final settlement with its insurance carrier related to this incident during the three months ended September 27, 2013 and received its final insurance payment during the three months ended December 31, 2013. Other than future payments of liabilities recorded to third parties, the Company finalized its accounting for the incident during the three months ended December 31, 2013. As a result, there were no expenses (income) during the three and nine months ended September 26, 2014. For the three and nine months ended September 27, 2013, the Company recorded the following expenses (income) related to the incident:

	Three Months Ended September 27, 2013	Nine Months Ended September 27, 2013
Business interruption expenses and deductibles	$4,781	$12,100
Less insurance recoveries:
Property	(4,424)	(6,351)
Business interruption	(14,348)	(24,583)
Subtotal insurance recoveries	(18,772)	(30,934)
Net fire gain	$(13,991)	$(18,834)
Through the date of the settlement mentioned above, the Company has recorded insurance recoveries in the amount of $61.9 million of which $26.9 million related to property and $35.0 million related to business interruption. The Company has recorded $0.6 million and $1.0 million of liabilities for estimated expenses to be paid as of September 26, 2014 and December 31, 2013, respectively. The Company recorded gains of $9.6 million and $12.5 million associated with business interruption expenses, net of recovery for the three and nine months ended September 27, 2013, respectively, and gains of $4.4 million and $6.4 million from involuntary conversion of property, plant and equipment for the three and nine months ended September 27, 2013, respectively. The Company received $0.0 million and $12.1 million of recoveries from its insurance carrier during the three and nine months ended September 27, 2013, respectively.

16.	Subsequent Events
On October 1, 2014 the Company paid a dividend of $20.22 per share to holders of record on August 15, 2014 of the Company’s Series A Preferred Stock, totaling $0.9 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
Unless otherwise indicated, references to “Jason Industries,” the “Company,” “we,” “our” and “us” in this Quarterly Report on Form 10-Q refer to Jason Industries, Inc. and its consolidated subsidiaries.
This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Specifically, forward-looking statements may include statements relating to:

•	the Company’s future financial performance;

•	changes in the market for the Company’s products;

•	the Company’s expansion plans and opportunities; and

•	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.
These forward-looking statements are based on information available as of the date of this report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	the level of demand for the Company’s products;

•	competition in the Company’s markets;

•	the Company’s ability to grow and manage growth profitably;

•	the Company’s ability to access additional capital;

•	changes in applicable laws or regulations;

•	the Company’s ability to attract and retain qualified personnel;

•	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and

•	other risks and uncertainties indicated in this report, including those discussed under “Risk Factors” in Item 1A of Part II of this report.

Introductory Note
On June 30, 2014, the Company (formerly known as Quinpario Acquisition Corp.) and Jason Partners Holdings Inc. (“Jason”) completed the Business Combination in which JPHI Holdings Inc. (“JPHI”), a majority owned subsidiary of the Company, acquired 100 percent of the capital stock of Jason from its current owners, Saw Mill Capital, LLC, Falcon Investment Advisors, LLC and other investors. In connection with the closing of the Business Combination, the Company changed its name to Jason Industries, Inc., and commenced trading of its common stock and warrants under the symbols, “JASN” and “JASNW”, respectively, on NASDAQ. This transaction is further described in Note 2 to the Company’s condensed consolidated financial statements included herein.
The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with (1) the Company’s condensed consolidated financial statements for the periods from June 30, 2014 through September 26, 2014, June 28, 2014 through June 29, 2014, and January 1, 2014 through June 29, 2014, and the three and nine months ended September 27, 2013, including the notes thereto, included elsewhere in this report and (2) the audited consolidated financial statements of Jason, our accounting predecessor, for the year ended December 31, 2013, and related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Proxy Statement dated June 16, 2014 (the “Proxy Statement”).
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular the presentation of EBITDA and Adjusted EBITDA, which are not presented in accordance with generally accepted accounting principles (“GAAP”). These non-GAAP financial measures are being presented because they provide readers of this MD&A with additional insight into the Company’s operational performance relative to comparable prior periods presented and relative to its peer group. EBITDA and Adjusted EBITDA are key measures used by the Company to evaluate its performance. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this MD&A should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of EBITDA and Adjusted EBITDA to net income, the most comparable GAAP measure, are provided in this MD&A.
Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2014, the Company’s fiscal quarters are comprised of the three months ended March 28, June 27, and September 26. In 2013, the Company’s fiscal quarters are comprised of the three months ended March 29, June 28, September 27, and December 31. Throughout this MD&A, we refer to the period from June 28, 2014 through September 26, 2014 as the “third quarter of 2014” or the “third quarter ended September 26, 2014”. Similarly, we refer to the period from June 29, 2013 through September 27, 2013 as the “third quarter of 2013” or the “third quarter ended September 27, 2013”.
The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information as of September 26, 2014 and in the period June 30, 2014 through September 26, 2014 is not comparable to Jason’s predecessor financial information. Therefore, we did not combine certain financial information in the period June 30, 2014 through September 26, 2014 with Jason’s predecessor financial information in the periods June 28, 2014 through June 29, 2014 and January 1, 2014 through June 29, 2014 for comparison to prior periods. We have combined our net sales and Adjusted EBITDA in the period June 30, 2014 through September 26, 2014 with Jason’s predecessor net sales and Adjusted EBITDA in the periods June 28, 2014 through June 29, 2014 and January 1, 2014 through June 29, 2014. Net sales and Adjusted EBITDA were not affected by acquisition accounting. Refer to Note 2 to the condensed consolidated financial statements for additional information on acquisition accounting for the Business Combination.
Overview
Jason Industries is a global industrial manufacturing company with leading market share positions across each of its four industry-leading segments: seating, finishing, acoustics and components. Jason, the Company’s predecessor, was founded in 1985 and today provides critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through its global network of 33 manufacturing facilities and 16 sales offices, warehouses and joint venture facilities throughout the United States and 14 foreign countries.
The Company focuses on markets with sustainable growth characteristics and where it is, or has the opportunity to become, the industry leader. The Company’s seating segment supplies seating solutions to equipment manufacturers in the motorcycle, lawn and turf care, industrial, agricultural, construction and power sports end markets. The finishing segment focuses on the production of industrial brushes, buffing wheels and buffing compounds that are used in a broad range of industrial and infrastructure applications. The acoustics segment manufactures engineered non-woven, fiber-based acoustical products for the automotive industry. The components segment is a diversified manufacturer of stamped, formed, expanded and perforated metal components and subassemblies for rail and filtration applications, outdoor power equipment, small gas engines and smart utility meters.
During both the nine months ended September 26, 2014 and September 27, 2013, approximately 28% of the Company’s sales were derived from customers outside the United States. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations:

	Successor	Predecessor
	June 30, 2014 Through	June 28, 2014 Through	January 1, 2014 Through	Three Months Ended	Nine Months Ended
	September 26, 2014	June 29, 2014	June 29, 2014	September 27, 2013	September 27, 2013
Net sales	$161,168	$—	$377,151	$159,867	$515,732
Cost of goods sold	137,763	690	294,175	121,548	395,592
Gross profit	23,405	(690)	82,976	38,319	120,140
Selling and administrative expenses	30,081	(201)	54,974	26,603	80,081
Newcomerstown fire gain - net	—	—	—	(9,567)	(12,483)
Loss (gain) on disposals of property, plant and equipment - net	—	—	338	(66)	(26)
Restructuring	103	—	2,554	612	784
Transaction-related expenses	1,404	23,009	27,783	—	1,015
Multiemployer pension plan withdrawal gain	—	—	—	—	(696)
Operating (loss) income	(8,183)	(23,498)	(2,673)	20,737	51,465
Interest expense	(7,809)	(82)	(7,301)	(3,478)	(16,837)
Equity income	170	—	831	800	1,525
Gain from sale of joint ventures	—	—	3,508	—	—
Gain from involuntary conversion of property, plant and equipment	—	—	—	4,424	6,351
Other income (expense) - net	57	—	107	81	178
(Loss) income before income taxes	(15,765)	(23,580)	(5,528)	22,564	42,682
Tax (benefit) provision	(5,976)	(5,652)	(573)	8,662	15,875
Net (loss) income	$(9,789)	$(17,928)	$(4,955)	$13,902	$26,807
Less net (loss) attributable to noncontrolling interests	(1,654)	—	—	—	—
Net (loss) income attributable to Jason Industries	$(8,135)	$(17,928)	$(4,955)	$13,902	$26,807
Accretion of preferred stock dividends and redemption premium	910	—	—	505	2,151
Net (loss) income available to common shareholders of Jason Industries	$(9,045)	$(17,928)	$(4,955)	$13,397	$24,656

Other financial data: (1)

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through	June 28, 2014 through June 29, 2014	Three months Ended	Three months Ended	Increase/(Decrease)
(in thousands, except percentages)	September 26, 2014		September 26, 2014	September 27, 2013	$	%
Consolidated
Net sales	$161,168	$—	$161,168	$159,867	$1,301	0.8%
Adjusted EBITDA	13,578	(489)	13,089	18,302	(5,213)	(28.5)
Adjusted EBITDA % of net sales	8.4%		8.1%	11.4%	(330) bps

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through	January 1, 2014 through June 29, 2014	Nine Months Ended	Nine Months Ended	Increase/(Decrease)
(in thousands, except percentages)	September 26, 2014		September 26, 2014	September 27, 2013	$	%
Consolidated
Net sales	$161,168	$377,151	$538,319	$515,732	$22,587	4.4%
Adjusted EBITDA	13,578	45,399	58,977	62,797	(3,820)	(6.1)
Adjusted EBITDA % of net sales	8.4%	12.0%	11.0%	12.2%	(120) bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” for a reconciliation of Adjusted EBITDA to Net Income.

June 28, 2014 through June 29, 2014 (Predecessor)

Our fiscal third quarter began on June 28, 2014 prior to the consummation of the Business Combination on June 30, 2014. There were no material operations during the predecessor period June 28, 2014 through June 29, 2014 and activity during this period primarily consisted of the recognition of $23.0 million of transaction-related expenses related to the Business Combination. These transaction-related expenses included recognition of share-based compensation expense triggered upon a change in control, success-based investment banking fees, and other professional fees incurred in connection with the Business Combination.

June 30, 2014 through September 26, 2014 (Successor), January 1, 2014 through June 29, 2014 (Predecessor), and the three and nine months ended September 27, 2013 (Predecessor)

Net sales. Net sales were $161.2 million for the combined three months ended September 26, 2014, an increase of $1.3 million, or 0.8%, compared to $159.9 million for the three months ended September 27, 2013, reflecting increased net sales in the acoustics segment of $5.3 million and increased net sales in the finishing segment of $1.0 million, partially offset by decreased net sales in the seating segment of $(1.1) million and decreased net sales in the components segment of $(3.9) million. For the combined nine months ended September 26, 2014, net sales were $538.3 million, an increase of $22.6 million or 4.4%, compared to $515.7 million for the comparable period in 2013, reflecting increased net sales in the seating segment of $6.4 million, increased net sales in the finishing segment of $6.0 million, increased net sales in the acoustics segment of $12.9 million, partially offset by decreased net sales in the components segment of $(2.6) million. See further discussion of segment results below.

Changes in foreign currency exchange rates compared to the U.S. dollar had a net positive impact of $0.1 million and $1.1 million on finishing segment sales during the combined three and nine months ended September 26, 2014, respectively, compared to the same periods in 2013. This change was due principally to changes in exchange rates of the U.S. dollar against the Euro during the three and nine months ended September 26, 2014, respectively, compared to the comparable periods in 2013. The impact of exchange rates on net sales of the other segments was not significant. Changes in sales levels throughout our segments in both periods are principally the result of changes in volume as net price changes were not significant.
Cost of goods sold. Cost of goods sold was $137.8 million for the period June 30, 2014 through September 26, 2014, compared to $121.5 million for the three months ended September 27, 2013. The increase in cost of goods sold during the period June 30, 2014 through September 26, 2014 compared to the third quarter of 2013 is due to the recognition of $5.8 million and $0.7 million of increased inventory costs and depreciation expense, respectively, resulting from recognizing inventory and property, plant, and equipment at fair value in acquisition accounting for the Business Combination.
Cost of goods sold was $137.8 million for the period June 30, 2014 through September 26, 2014, and was $294.2 million for the period January 1, 2014 through June 29, 2014, compared to $395.6 million for the nine months ended September 27, 2013. The increase during the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013 was primarily attributable to (i) the recognition of $5.8 million and $0.7 million of increased inventory costs and depreciation expense, respectively, during the period June 30, 2014 through September 26, 2014 resulting from recognizing inventory and property, plant, and equipment at fair value in acquisition accounting for the Business Combination, (ii) the impact of increased net sales and product mix on our raw material, labor, and variable overhead costs, and (iii) incremental labor and overhead costs related to inefficiencies associated with the acceleration of the planned closure of the acoustics segment manufacturing facility in Norwalk, Ohio, and transition of production to other existing acoustics manufacturing facilities during both the periods June 30, 2014 through September 26, 2014 and January 1, 2014 through June 29, 2014.
Gross profit. Gross profit was $23.4 million for the period June 30, 2014 through September 26, 2014 compared to $38.3 million for the three months ended September 27, 2013. This decrease was driven primarily by higher inventory costs and depreciation expense due to recognizing inventory and property, plant, and equipment at fair value in acquisition accounting for the Business Combination, increases in labor and overhead costs related to the acoustics segment, and decreases in net sales at our components and seating segments, partially offset by increased net sales at our finishing and acoustics segments.
For the period June 30, 2014 through September 26, 2014, gross profit was $23.4 million and was $83.0 million for the period January 1, 2014 through June 29, 2014, compared to $120.1 million for the nine months ended September 27, 2013. The decrease in gross profit during the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013 was driven primarily by higher inventory costs and depreciation expense due to recognizing inventory and property, plant, and equipment at fair value in acquisition accounting for the Business Combination during the period June 30, 2014 through September 26, 2014, increases in labor and overhead costs related to the acoustics segment and decreases in net sales at our components segment during both the periods June 30, 2014 through September 26, 2014 and January 1, 2014 through June 29, 2014, partially offset by increased net sales in our seating, finishing and acoustics segments.
Selling and administrative expenses. Selling and administrative expenses were $30.1 million for the period June 30, 2014 through September 26, 2014, compared to $26.6 million for the three months ended September 27, 2013. Selling and administrative expenses were $30.1 million for the period June 30, 2014 through September 26, 2014 and $55.0 million for the period January 1, 2014 through June 29, 2014, compared to $80.1 million during the nine month ended September 27, 2013.
During the period June 30, 2014 through September 26, 2014, the Company incurred $2.1 million of share-based compensation expense related to new awards granted upon consummation of the Business Combination, for which no expense was incurred in prior periods. Selling and administrative expenses for the period June 30, 2014 through September 26, 2014 include $0.3 million and $2.6 million of incremental depreciation and amortization expense, respectively, compared to the third quarter of 2013 resulting from recognizing property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination. The increase in selling and administrative expense in both the three and nine months ended September 26, 2014 was partially attributable to increased compensation and benefits for additional employees and for research and development expenses in the acoustics and seating segments. Selling and administrative expenses also increased in both periods in 2014 compared to 2013 due to additional costs associated with the transition to Jason becoming a public company, including additional personnel costs, board of director compensation and expenses, third party professional fees and public filing related expenses, which totaled approximately $0.5 million and $1.6 million in the three and nine months ended September 26, 2014, respectively. Selling and administrative expenses for 2013 include professional fees, expenses and special employee bonuses paid as a direct result of the 2013 Refinancing Transactions of $0.1 million and $1.8 million for the three and nine months ended September 27, 2013, respectively.

Newcomerstown fire (gain), net. There was no Newcomerstown Fire loss or gain activity recorded during 2014, compared to a $9.6 million and $12.5 million gain for the three and nine months ended September 27, 2013, respectively. The net gain recorded in 2013 represented insurance recoveries partially offset by material and labor inefficiencies, outsourcing, facility start-up costs and professional fees. The final insurance settlement payment associated with the Newcomerstown Fire was received in October of 2013, which allowed Jason to reflect the final accounting in 2013.
Loss (gain) on disposals of fixed assets—net. For the period June 30, 2014 through September 26, 2014, no net loss or gain on disposals of fixed assets was incurred. For the period January 1, 2014 through June 29, 2014, the Company recognized a net loss on disposals of fixed assets of $0.3 million. For the three and nine months ended September 27, 2013, the loss on disposals of fixed assets was not material. Changes in the level of fixed asset disposals are dependent upon a number of factors, including changes in the level of asset sales, operational restructuring activities, and capital expenditure levels.
Restructuring. Restructuring was $0.1 million for the period June 30, 2014 through September 26, 2014 compared to $0.6 million for the three months ended September 27, 2013. Restructuring was $0.1 million for the period June 30, 2014 through September 26, 2014 and $2.6 million for the period January 1, 2014 through June 29, 2014, compared to $0.8 million in the nine months ended September 27, 2013. The increase in the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013 was primarily due to costs associated with the closure of the acoustics segment manufacturing facility in Norwalk, Ohio. During 2013, Jason began the discontinuation of manufacturing operations in Norwalk and will complete the closure in 2014 as production is shifted to existing acoustics segment facilities in Michigan and Mississippi and a new facility in Warrensburg, Missouri that will open in 2014. The new facility is being established for the primary purpose of manufacturing acoustical components for a nearby automotive assembly plant.

Transaction-related expenses. Transaction-related expenses were $1.4 million for the period June 30, 2014 through September 26, 2014, while no transaction-related expenses were incurred in the three months ended September 27, 2013. For the period June 30, 2014 through September 26, 2014, transaction-related expenses were $1.4 million and were $27.8 million for the period January 1, 2014 through June 29, 2014 compared to $1.0 million for the nine months ended September 27, 2013. Transaction-related expenses primarily consisted of professional service fees related to the Business Combination and other related transactions, as well as the Company’s acquisition and divestiture activities. During the period January 1, 2014 through June 29, 2014, these transaction-related expenses included recognition of share-based compensation expense triggered upon a change in control, success-based investment banking fees, and other professional fees incurred in connection with the Business Combination.
Interest expense. Interest expense was $7.8 million for the period June 30, 2014 through September 26, 2014, and was $7.3 million for the period January 1, 2014 through June 29, 2014. Interest expense was $3.5 million and $16.8 million for the three and nine months ended September 27, 2013, respectively. Interest expense for the period June 30, 2014 through September 26, 2014 reflects the Company’s new level of debt following the consummation of the Business Combination. See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion. In connection with the 2013 Refinancing Transactions, $1.4 million of deferred financing costs associated with Jason’s previous U.S. credit facility were written off and an additional $4.2 million of financing related costs were expensed, impacting the nine month period in 2013.

Equity income. Equity income was $0.2 million for the period June 30, 2014 through September 26, 2014, compared to $0.8 million for the three months ended September 27, 2013. Equity income was $0.2 million for the period June 30, 2014 through September 26, 2014 and $0.8 million for the period January 1, 2014 through June 29, 2014, compared to $1.5 million for the nine months ended September 27, 2013. During the first quarter of 2014, Jason completed the sale of its 50% equity interests in two of its joint ventures, and as a result of the sale of the joint ventures, equity income decreased in 2014 compared to 2013.
Gain from sale of joint ventures. During the first quarter of 2014, Jason completed the sale of its 50% equity interests in two Asian joint ventures for a total of $11.5 million and recorded a gain on sale of $3.5 million. Terms of the sale include a supply agreement which will allow Jason to purchase product at established prices over the three-year term of the agreement.
Gain from involuntary conversion of equipment. There was no gain from involuntary conversion of equipment recorded during 2014, compared to the $4.4 million and $6.4 million gains recorded for the three and nine months ended September 27, 2013, respectively. During 2013, Jason received cash equal to the replacement value of assets destroyed in the Newcomerstown Fire. Because the replacement values are higher than the book values of the assets destroyed, Jason recorded gains, in accordance with GAAP, at the time the cash was received.
Other income (expense)—net. Other income was $0.1 million for the period June 30, 2014 through September 26, 2014 and $0.1 million for the period January 1, 2014 through June 29, 2014, and was $0.1 million and $0.2 million for the three and nine months ended September 27, 2013, respectively.
Income (loss) before income taxes. Income (loss) before income taxes was $(15.8) million for the period June 30, 2014 through September 26, 2014, compared to $22.6 million for the three months ended September 27, 2013. Income (loss) before income taxes was $(15.8) million for the period June 30, 2014 through September 26, 2014 and $(5.5) million for the period January 1, 2014 through June 29, 2014, compared to $42.7 million for the nine months ended September 27, 2013. The decrease in income before income taxes is primarily due to increased restructuring and transaction-related expenses and increased inventory costs, depreciation and amortization expenses due to recognizing inventory, property, plant and equipment, and identifiable intangible assets at fair value in acquisition accounting for the Business Combination during the period June 30, 2014 through September 26, 2014. Selling and administrative expenses also increased in preparation for Jason becoming a public company upon the completion of the Business Combination in 2014. Income (loss) before income taxes for the nine months ended September 27, 2013 were positively impacted by the Newcomerstown fire gain.
Tax provision (benefit). The tax provision (benefit) was $(6.0) million for the period June 30, 2014 through September 26, 2014, compared to $8.7 million for the three months ended September 27, 2013. The tax provision (benefit) was $(6.0) million for the period June 30, 2014 through September 26, 2014 and $(0.6) million for the period January 1, 2014 through June 29, 2014, compared to $15.9 million for the nine months ended September 27, 2013. For all 2014 periods presented, the Company incurred losses before income taxes resulting in income tax benefits recorded during those periods as compared to income tax provisions during 2013. The effective tax rates for the predecessor period January 1, 2014 through June 29, 2014 and the predecessor period June 28, 2014 through June 29, 2014 were 10.4% and 24.0%, respectively. The effective tax rate for the successor period June 30, 2014 through September 26, 2014 was 37.9%. The Company’s tax provision (benefit) is impacted by a number of factors, including, among others, the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates, and the ability to utilize net operating loss carry forwards. The effective tax rates for the predecessor period January 1, 2014 through June 29, 2014 and the predecessor period June 28, 2014 through June 29, 2014 were lower than the U.S federal statutory rate primarily due to non-deductible transaction related costs. The effective tax rate for the successor period June 30, 2014 through September 26, 2014 was higher than the U.S federal statutory rate due to the overall projection of pre-tax losses, which includes pre-tax earnings in foreign jurisdictions with lower income tax rates. The comparable percentages for the three and nine month periods ended September 27, 2013 did not differ significantly from the U.S. federal statutory rate.

Net income (loss). For the reasons described above, net income (loss) was $(9.8) million for the period June 30, 2014 through September 26, 2014, compared to net income of $13.9 million for the three months ended September 27, 2013. Net income (loss) was $(9.8) million for the period June 30, 2014 through September 26, 2014 and $(5.0) million for the period January 1, 2014 through June 29, 2014, compared to $26.8 million for the nine months ended September 27, 2013.
Net income (loss) attributable to noncontrolling interests. Net income (loss) attributable to noncontrolling interests was $(1.7) million for the period June 30, 2014 through September 26, 2014. Noncontrolling interests represent the Rollover Participants interest in JPHI. See Note 2 to the condensed consolidated financial statements for further discussion.
Adjusted EBITDA. Adjusted EBITDA was $13.1 million or 8.1% of net sales for the combined three months ended September 26, 2014, a decrease of $(5.2) million, or (28.5)%, compared to $18.3 million, or 11.4% of net sales, for the three months ended September 27, 2013. For the combined nine months ended September 26, 2014, Adjusted EBITDA was $59.0 million or 11.0% of net sales, a decrease of $(3.8) million, or (6.1)%, compared to $62.8 million or 12.2% of net sales in the nine months ended September 27, 2013. The decreases were primarily due to incremental labor and overhead costs related to inefficiencies associated with the acceleration of the planned closure of the acoustics segment manufacturing facility, decreases in smart meter sales volume and unfavorable changes in product mix in the components segment, and higher administrative costs related to increased staffing levels in preparation for Jason becoming a public company.
Key Measures the Company Uses to Evaluate Its Performance
EBITDA and Adjusted EBITDA. The Company defines EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization and (gain)/loss on disposal of property, plant and equipment. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including long-lived asset impairment charges, integration and other operational restructuring charges, transactional legal fees, other professional fees and special employee bonuses, Newcomerstown fire losses and gains, multiemployer pension plan withdrawal expense (gain), purchase accounting adjustments and sponsor fees and expenses.
Management believes that Adjusted EBITDA provides a clear picture of the Company’s operating results by eliminating expenses and income that are not reflective of the underlying business performance. The Company uses this metric to facilitate a comparison of operating performance on a consistent basis from period to period and to analyze the factors and trends affecting its segments. The Company’s internal plans, budgets and forecasts use Adjusted EBITDA as a key metric and the Company uses this measure to evaluate its operating performance and segment operating performance and to determine the level of incentive compensation paid to its employees.
Under Jason’s previous U.S. credit agreement, the definition of EBITDA was substantially the same as management’s definition of Adjusted EBITDA. The Senior Secured Credit Facilities (defined below) definition of EBITDA excludes income of partially owned affiliates, unless such earnings have been received in cash, and stock compensation expense.

Set forth below is a reconciliation of Adjusted EBITDA to net income (in thousands) (unaudited):

	Successor	Predecessor
	June 30, 2014 Through	June 28, 2014 Through	January 1, 2014 Through	Three Months Ended	Nine Months Ended
	September 26, 2014	June 29, 2014	June 29, 2014	September 27, 2013	September 27, 2013
Net (loss) income	$(9,789)	$(17,928)	$(4,955)	$13,902	$26,807
Tax provision	(5,976)	(5,652)	(573)	8,662	15,875
Interest expense	7,809	82	7,301	3,478	16,837
Depreciation and amortization	10,377	—	12,852	6,756	19,836
Loss (gain) on disposals of fixed assets—net	—	—	338	(66)	(26)
EBITDA	2,421	(23,498)	14,963	32,732	79,329
Adjustments:
Restructuring(1)	103	—	2,554	612	784
Transaction-related expenses(2)	1,404	23,009	27,783	—	1,015
Integration and other restructuring costs(3)	7,587	—	3,040	15	15
2013 Refinancing Transactions - Advisory, legal, professional fees and special bonuses(4)	—	—	—	76	1,770
Newcomerstown net Fire costs (income) and related items(5)	—	—	—	(15,410)	(20,253)
Multiemployer pension plan withdrawal expense (gain)(6)	—	—	—	—	(696)
Sponsor fees(7)	—	—	567	277	833
Gain from sale of joint ventures(8)	—	—	(3,508)	—	—
Share based compensation(9)	2,063	—	—	—	—
Total adjustments	11,157	23,009	30,436	(14,430)	(16,532)
Adjusted EBITDA	$13,578	$(489)	$45,399	$18,302	$62,797

(1)
Restructuring includes costs associated with exit or disposal activities as defined by US GAAP related to facility consolidation, including one-time employee termination benefits, costs to close facilities and relocate employees, and costs to terminate contracts other than capital leases. During 2014, such costs relate to the closure of the Norwalk, Ohio facility. See Note 4, “Restructuring Costs” of the accompanying condensed consolidated financial statements for further information.

(2)
Transaction-related expenses primarily consist of professional service fees related to the Business Combination and other related transactions, as well as the Company’s acquisition and divestiture activities.

(3)
Integration and other restructuring costs includes equipment move costs and incremental facility preparation and related costs incurred in connection with the closure of the Norwalk, Ohio facility and the start-up of a new acoustics segment facility in Warrensburg, Missouri. Such costs are not included in restructuring for US GAAP purposes. During the period June 30, 2014 through September 26, 2014, integration and other restructuring costs includes $5.8 million of increased inventory costs recognized in cost of goods sold resulting from recording inventory at fair value in acquisition accounting for the Business Combination.

(4)
Represents professional fees, expenses and special employee bonuses paid in connection with the 2013 Refinancing Transactions. See Note 10, “Revolving Loans and Other Long-Term Debt Instruments” of the Company’s 2013 consolidated financial statements for further information regarding the 2013 Refinancing Transactions.

(5)
Represents the net loss (gain) relating to incremental costs, operating inefficiencies, business interruption matters and involuntary conversions of equipment associated with the Newcomerstown Fire. See Note 15, “Newcomerstown Fire” of the accompanying condensed consolidated financial statements for further information.

(6)
Represents the expense (income) associated with the August 15, 2012 decision to withdraw from a union-sponsored and trusted multiemployer pension plan at Morton. See Note 15, “Employee Benefit Plans” of the Company’s 2013 consolidated financial statements for further information.

(7)
Represents fees and expenses paid by Jason to Saw Mill Capital LLC and Falcon Investment Advisors, LLC under the Management Service Agreement dated September 21, 2010. See Note 5, “Related Party Transactions” of the accompanying condensed consolidated financial statements for further information.

(8)
Represents the gain on sale of the 50% equity interests in two joint ventures that was completed during the first quarter of 2014. See Note 3 “Sale of Joint Ventures” of the accompanying condensed consolidated financial statements for further information.

(9)	Represents non-cash share based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan.
Adjusted EBITDA percentage of sales. Adjusted EBITDA as a percentage of sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments. Each of the Company’s segments has a target Adjusted EBITDA percentage level that it is expected to achieve over the next three to five years which is based on peer group studies and its goals of becoming best in class in profitability and increasing shareholder value.
Segment Financial Data
The table below presents Jason’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three and nine months ended September 26, 2014 and September 27, 2013. Jason uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures Jason Uses to Evaluate Its Performance” for a reconciliation of Adjusted EBITDA to Net Income which is the nearest GAAP measure.

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through	June 28, 2014 through June 29, 2014	Three months Ended	Three months Ended	Increase/(Decrease)
(in thousands, except percentages)	September 26, 2014		September 26, 2014	September 27, 2013	$	%
Seating
Net sales	$32,385	$—	$32,385	$33,473	$(1,088)	(3.3)%
Adjusted EBITDA	3,568	—	3,568	4,356	(788)	(18.1)
Adjusted EBITDA % of net sales	11.0%		11.0%	13.0%	(200) bps
Finishing
Net sales	$45,181	$—	$45,181	$44,159	$1,022	2.3%
Adjusted EBITDA	5,496	201	5,697	4,600	1,097	23.8
Adjusted EBITDA % of net sales	12.2%		12.6%	10.4%	220 bps
Acoustics
Net sales	$54,033	$—	$54,033	$48,759	$5,274	10.8%
Adjusted EBITDA	4,287	—	4,287	5,811	(1,524)	(26.2)
Adjusted EBITDA % of net sales	7.9%		7.9%	11.9%	(400) bps
Components
Net sales	$29,569	$—	$29,569	$33,476	$(3,907)	(11.7)%
Adjusted EBITDA	1,716	(690)	1,026	6,669	(5,643)	(84.6)
Adjusted EBITDA % of net sales	5.8%		3.5%	19.9%	(1,640) bps
Corporate
Adjusted EBITDA	$(1,489)	$—	$(1,489)	$(3,134)	$1,645	(52.5)%
Consolidated
Net sales	$161,168	$—	$161,168	$159,867	$1,301	0.8%
Adjusted EBITDA	13,578	(489)	13,089	18,302	(5,213)	(28.5)
Adjusted EBITDA % of net sales	8.4%		8.1%	11.4%	(330) bps

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through	January 1, 2014 through June 29, 2014	Nine Months Ended	Nine Months Ended	Increase/(Decrease)
(in thousands, except percentages)	September 26, 2014		September 26, 2014	September 27, 2013	$	%
Seating
Net sales	$32,385	$104,878	$137,263	$130,886	$6,377	4.9%
Adjusted EBITDA	3,568	17,668	21,236	21,043	193	0.9
Adjusted EBITDA % of net sales	11.0%	16.8%	15.5%	16.1%	(60) bps
Finishing
Net sales	$45,181	$96,692	$141,873	$135,923	$5,950	4.4%
Adjusted EBITDA	5,496	13,732	19,228	13,638	5,590	41.0
Adjusted EBITDA % of net sales	12.2%	14.2%	13.6%	10.0%	360 bps
Acoustics
Net sales	$54,033	$109,930	$163,963	$151,065	$12,898	8.5%
Adjusted EBITDA	4,287	9,676	13,963	18,248	(4,285)	(23.5)
Adjusted EBITDA % of net sales	7.9%	8.8%	8.5%	12.1%	(360) bps
Components
Net sales	$29,569	$65,651	$95,220	$97,858	$(2,638)	(2.7)%
Adjusted EBITDA	1,716	10,324	12,040	17,628	(5,588)	(31.7)
Adjusted EBITDA % of net sales	5.8%	15.7%	12.6%	18.0%	(540) bps
Corporate
Adjusted EBITDA	$(1,489)	$(6,001)	$(7,490)	$(7,760)	$270	(3.5)%
Consolidated
Net sales	$161,168	$377,151	$538,319	$515,732	$22,587	4.4%
Adjusted EBITDA	13,578	45,399	58,977	62,797	(3,820)	(6.1)
Adjusted EBITDA % of net sales	8.4%	12.0%	11.0%	12.2%	(120) bps

Seating Segment

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through	June 28, 2014 through June 29, 2014	Three months Ended	Three months Ended	Increase/(Decrease)
(in thousands, except percentages)	September 26, 2014		September 26, 2014	September 27, 2013	$	%
Net sales	$32,385	$—	$32,385	$33,473	$(1,088)	(3.3)%
Adjusted EBITDA	3,568	—	3,568	4,356	(788)	(18.1)
Adjusted EBITDA % of net sales	11.0%		11.0%	13.0%	(200) bps

Net sales in the seating segment for the combined three months ended September 26, 2014 were $32.4 million, a decrease of $(1.1) million or (3.3)%, compared to $33.5 million for the three months ended September 27, 2013. The decrease in net sales for the three months ended September 26, 2014 is primarily due to decreases in volumes in the turf care and power sports product segments and unfavorable product mix, partially offset by stronger sales in the construction and agriculture industries.
Adjusted EBITDA for the combined three months ended September 26, 2014 decreased $(0.8) million to $3.6 million (11.0% of net sales) from $4.4 million (13.0% of net sales) for the three months ended September 27, 2013. For the combined three months ended September 26, 2014, Adjusted EBITDA decreased as a percent of net sales primarily due to the impact of lower net sales on a consistent base of fixed costs and unfavorable product mix impacting margins, partially offset by improved material costs. Selling and administrative expenses increased by $0.3 million in the third quarter of 2014 as compared to 2013. The increase was primarily attributable to wages, benefits, and new product development activities.

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through	January 1, 2014 through June 29, 2014	Nine Months Ended	Nine Months Ended	Increase/(Decrease)
(in thousands, except percentages)	September 26, 2014		September 26, 2014	September 27, 2013	$	%
Net sales	$32,385	$104,878	$137,263	$130,886	$6,377	4.9%
Adjusted EBITDA	3,568	17,668	21,236	21,043	193	0.9
Adjusted EBITDA % of net sales	11.0%	16.8%	15.5%	16.1%	(60) bps

For the combined nine months ended September 26, 2014, net sales were $137.3 million, an increase of $6.4 million or 4.9%, compared to $130.9 million for the comparable period in 2013. The increase in net sales is primarily due to overall increased volumes associated with new product sales to customers in the construction and agriculture, turf care, and power sports industries.
For the combined nine months ended September 26, 2014, Adjusted EBITDA was $21.2 million (15.5% of net sales), an increase of $0.2 million or 0.9%, compared to $21.0 million (16.1% of net sales) for the comparable period in 2013. For the combined nine months ended September 26, 2014, Adjusted EBITDA decreased as a percent of net sales mainly due to unfavorable product mix and new product development activities.
Finishing Segment

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through	June 28, 2014 through June 29, 2014	Three months Ended	Three months Ended	Increase/(Decrease)
(in thousands, except percentages)	September 26, 2014		September 26, 2014	September 27, 2013	$	%
Net sales	$45,181	$—	$45,181	$44,159	$1,022	2.3%
Adjusted EBITDA	5,496	201	5,697	4,600	1,097	23.8
Adjusted EBITDA % of net sales	12.2%		12.6%	10.4%	220 bps

Net sales in the finishing segment for the combined three months ended September 26, 2014 were $45.2 million, an increase of $1.0 million, or 2.3%, compared to $44.2 million for the three months ended September 27, 2013. On a constant currency basis (net positive currency impact of $0.1 million for the combined three months ended September 26, 2014), revenues increased by $0.9 million for the combined three months ended September 26, 2014. The increase in net sales resulted from increased volumes and increases in product pricing.
Adjusted EBITDA increased $1.1 million or 23.8% for the combined three months ended September 26, 2014 to $5.7 million (12.6% of net sales) from $4.6 million (10.4% of net sales) for the three months ended September 27, 2013. The increase in Adjusted EBITDA as a percent of net sales for the combined three months ended September 26, 2014 primarily resulted from a favorable mix of products sold and improved direct labor productivity. Direct labor costs decreased relative to net sales due principally to the benefits of shifting higher labor content production activities from the United States and Western Europe to lower labor cost manufacturing facilities in Mexico and Romania, respectively, and to a sales mix shift during 2014 to a higher percentage of lower labor content products. The finishing segment was also able to effectively leverage its selling and administrative expense cost base which contributed $0.3 million to the improvement in Adjusted EBITDA as a percentage of net sales during the combined three months ended September 26, 2014.

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through	January 1, 2014 through June 29, 2014	Nine Months Ended	Nine Months Ended	Increase/(Decrease)
(in thousands, except percentages)	September 26, 2014		September 26, 2014	September 27, 2013	$	%
Net sales	$45,181	$96,692	$141,873	$135,923	$5,950	4.4%
Adjusted EBITDA	5,496	13,732	19,228	13,638	5,590	41.0
Adjusted EBITDA % of net sales	12.2%	14.2%	13.6%	10.0%	360 bps
For the combined nine months ended September 26, 2014, net sales were $141.9 million, an increase of $6.0 million or 4.4%, compared to $135.9 million for the comparable period in 2013. On a constant currency basis (net positive currency impact of $1.1 million for the combined nine months ended September 26, 2014), revenues increased by $4.9 million for the combined nine months ended September 26, 2014. The increase in net sales is due to both increased volumes and increases in product pricing.
For the combined nine months ended September 26, 2014, Adjusted EBITDA was $19.2 million (13.6% of net sales), an increase of $5.6 million or 41.0%, compared to $13.6 million (10.0% of net sales) for the comparable period in 2013. On a constant currency basis (net positive currency impact of $0.1 million for the combined nine months ended September 26, 2014), Adjusted EBITDA increased by $5.5 million for the combined nine months ended September 26, 2014. The increase in Adjusted EBITDA as a percent of net sales for the combined nine months ended September 26, 2014 primarily resulted from higher volumes and improved pricing, a favorable mix of products sold, and improved direct labor productivity. The finishing segment was also able to effectively leverage its selling and administrative expense cost base which contributed $1.2 million to the improvement in Adjusted EBITDA margin during the combined nine months ended September 26, 2014.
Acoustics Segment

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through	June 28, 2014 through June 29, 2014	Three months Ended	Three months Ended	Increase/(Decrease)
(in thousands, except percentages)	September 26, 2014		September 26, 2014	September 27, 2013	$	%
Net sales	$54,033	$—	$54,033	$48,759	$5,274	10.8%
Adjusted EBITDA	4,287	—	4,287	5,811	(1,524)	(26.2)
Adjusted EBITDA % of net sales	7.9%		7.9%	11.9%	(400) bps
Net sales in the acoustics segment for the combined three months ended September 26, 2014 were $54.0 million, an increase of $5.3 million, or 10.8%, compared to $48.8 million for the three months ended September 27, 2013. The increase in net sales in the combined three months ended September 26, 2014 was driven by an increase of approximately 8.3% in North American automotive industry vehicle production levels during the third quarter of 2014 as compared to the third quarter of 2013, as well as revenue on new platforms launched in the second half of 2013 impacting the three months ended September 26, 2014. The effect of exchange rate changes did not have a significant impact on net sales during 2014 when compared to 2013.
Adjusted EBITDA was $4.3 million (7.9% of net sales) in the combined three months ended September 26, 2014 compared to $5.8 million (11.9% of net sales) in the three months ended September 27, 2013. The decrease in Adjusted EBITDA of $(1.5) million for the quarter was caused primarily by incremental labor and overhead costs related to inefficiencies associated with the acceleration of the planned closure of the acoustics segment manufacturing facility in Norwalk, Ohio as production is shifted to existing facilities in Battle Creek, Michigan and Columbus, Mississippi and a new facility in Warrensburg, Missouri that will open in the fourth quarter of 2014. The new facility is being established primarily for manufacturing acoustical components for a nearby automotive assembly plant. The accelerated relocation of production caused increased frictional costs, including production inefficiencies driving higher direct labor, increased use of third-party manufactured materials, increased freight costs, and increased variable overhead. Selling and administrative expenses increased by $0.1 million in the combined three months ended September 26, 2014, compared to the comparable period in 2013, caused primarily by additional salaries and benefits for new employees hired to support revenue growth.

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through	January 1, 2014 through June 29, 2014	Nine Months Ended	Nine Months Ended	Increase/(Decrease)
(in thousands, except percentages)	September 26, 2014		September 26, 2014	September 27, 2013	$	%
Net sales	$54,033	$109,930	$163,963	$151,065	$12,898	8.5%
Adjusted EBITDA	4,287	9,676	13,963	18,248	(4,285)	(23.5)
Adjusted EBITDA % of net sales	7.9%	8.8%	8.5%	12.1%	(360) bps
For the combined nine months ended September 26, 2014, net sales were $164.0 million, an increase of $12.9 million or 8.5%, compared to $151.1 million for the comparable period in 2013. The increase in net sales in the combined nine months ended September 26, 2014 was driven by an increase of approximately 5.6% in North American automotive industry vehicle production levels during the year to date period in 2014 as compared to the year to date period in 2013, as well as revenue on new platforms launched in the second half of 2013 impacting the nine months ended September 26, 2014.
For the combined nine months ended September 26, 2014, Adjusted EBITDA was $14.0 million (8.5% of net sales), compared to $18.2 million (12.1% of net sales) for the comparable period in 2013. The decrease in Adjusted EBITDA of $(4.3) million for the combined nine months ended September 26, 2014 was caused primarily by incremental labor and overhead costs related to inefficiencies associated with the acceleration of the planned closure of the acoustics segment manufacturing facility in Norwalk, Ohio as production is shifted to existing facilities in Battle Creek, Michigan and Columbus, Mississippi and a new facility in Warrensburg, Missouri that will open in the fourth quarter of 2014. The accelerated relocation of production caused increased frictional costs, including production inefficiencies driving higher direct labor, increased use of third-party manufactured materials, increased freight costs, and increased variable overhead. Selling and administrative expenses increased by $1.1 million in the combined nine months ended September 26, 2014, compared to the comparable period in 2013, caused primarily by additional salaries and benefits for new employees hired to support revenue growth.

Components Segment

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through	June 28, 2014 through June 29, 2014	Three months Ended	Three months Ended	Increase/(Decrease)
(in thousands, except percentages)	September 26, 2014		September 26, 2014	September 27, 2013	$	%
Net sales	$29,569	$—	$29,569	$33,476	$(3,907)	(11.7)%
Adjusted EBITDA	1,716	(690)	1,026	6,669	(5,643)	(84.6)
Adjusted EBITDA % of net sales	5.8%		3.5%	19.9%	(1,640) bps
Net sales in the components segment for the combined three months ended September 26, 2014 were $29.6 million, compared to $33.5 million for the three months ended September 27, 2013. The decrease of $(3.9) million during the combined three months ended September 26, 2014 as compared to the third quarter of 2013 is due to decreases in volumes and pricing of smart utility meters, partially offset by increases in sales volumes of rail car metal walkways.
Adjusted EBITDA decreased to $1.0 million (3.5% of net sales) for the combined three months ended September 26, 2014 compared to $6.7 million (19.9% of net sales) in the third quarter of 2013. The decrease in Adjusted EBITDA of $(5.6) million during the third quarter of 2014 compared to 2013 was primarily due to decreases in smart meter sales volumes and pricing on consistent fixed costs and higher material costs, negatively impacting Adjusted EBITDA and Adjusted EBITDA margin. In addition, Adjusted EBITDA in expanded and perforated metals products was negatively impacted during the combined three months ended September 26, 2014 by higher steel costs with delayed customer pricing increases, as well as an unfavorable product mix. Expanded and perforated metals products were negatively impacted by higher labor and overhead costs associated with capacity expansion during the third quarter of 2014. Selling and administrative expenses were higher during the third quarter of 2014 in expanded and perforated metals products due to increased sales and engineering staffing to support market expansion initiatives.

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through	January 1, 2014 through June 29, 2014	Nine Months Ended	Nine Months Ended	Increase/(Decrease)
(in thousands, except percentages)	September 26, 2014		September 26, 2014	September 27, 2013	$	%
Net sales	$29,569	$65,651	$95,220	$97,858	$(2,638)	(2.7)%
Adjusted EBITDA	1,716	10,324	12,040	17,628	(5,588)	(31.7)
Adjusted EBITDA % of net sales	5.8%	15.7%	12.6%	18.0%	(540) bps
For the combined nine months ended September 26, 2014, net sales were $95.2 million, a decrease of $(2.6) million or (2.7)%, compared to $97.9 million for the comparable period in 2013. During the combined nine month period ended September 26, 2014, the net sales decrease was primarily due to lower volumes and pricing of smart utility meters, partially offset by increases in sales volumes and increased pricing of rail car metal walkways.
For the combined nine months ended September 26, 2014, Adjusted EBITDA was $12.0 million (12.6% of net sales), compared to $17.6 million (18.0% of net sales) for the comparable period in 2013. The decrease in Adjusted EBITDA of $(5.6) million during the combined nine months ended September 26, 2014 compared to 2013 was primarily due to decreases in smart meter sales volumes and pricing on consistent fixed costs and higher material costs, negatively impacting Adjusted EBITDA and Adjusted EBITDA margin. In addition, Adjusted EBITDA in our expanded and perforated metals products was negatively impacted during the combined nine months ended September 26, 2014 by higher steel costs with delayed customer pricing increases, as well as an unfavorable product mix. Expanded and perforated metals products were also negatively impacted by higher labor and overhead costs associated with capacity expansion. Selling and administrative expenses were higher in expanded and perforated metals products due to increased sales and engineering staffing to support market expansion initiatives.
Corporate

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through	June 28, 2014 through June 29, 2014	Three months Ended	Three months Ended	Increase/(Decrease)
(in thousands, except percentages)	September 26, 2014		September 26, 2014	September 27, 2013	$	%
Adjusted EBITDA	$(1,489)	$—	$(1,489)	$(3,134)	$1,645	(52.5)%
Corporate expense is principally comprised of the costs of Jason’s corporate operations including the compensation and benefits of Jason’s Chief Executive Officer and Chief Financial Officer, as well as personnel responsible for treasury, finance, insurance, in-house legal, human resources, tax planning and the administration of employee benefits. Corporate expense also includes third party legal, audit, tax and other professional fees and expenses and the operating costs of the corporate office.
The decrease in expense in the three months ended September 26, 2014 primarily resulted from reduced non-stock incentive compensation expense in 2014 as compared to 2013, partially offset by $0.5 million of additional costs associated with the transition to Jason becoming a public company, including additional personnel costs, board of director compensation and expenses, third party professional fees and public filing related expenses. Transaction-related expenses associated with the consummation of the Business Combination were $24.4 million for the combined three months ended September 26, 2014, and are excluded from Adjusted EBITDA.

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through	January 1, 2014 through June 29, 2014	Nine Months Ended	Nine Months Ended	Increase/(Decrease)
(in thousands, except percentages)	September 26, 2014		September 26, 2014	September 27, 2013	$	%
Adjusted EBITDA	$(1,489)	$(6,001)	$(7,490)	$(7,760)	$270	(3.5)%
The decrease in expense in the nine months ended September 26, 2014 primarily resulted from reduced non-stock incentive compensation expense in 2014 as compared to 2013, partially offset by $1.6 million of additional costs associated with the transition to Jason becoming a public company, including additional personnel costs, board of director compensation and expenses, third party professional fees and public filing related expenses. Transaction-related expenses associated with the consummation of the Business Combination were $29.2 million for the combined nine months ended September 26, 2014, and are excluded from Adjusted EBITDA.

Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of September 26, 2014, the Company had $77.4 million of available cash, $35.5 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $8.3 million available under short-term revolving loan facilities that the Company maintains outside the U.S. As of September 26, 2014, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $4.5 million. Included in the Company’s consolidated cash balance of $77.4 million at September 26, 2014, is cash of $23.4 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures, debt service requirements, and investments in future growth to create value for our shareholders.
As of December 31, 2013, Jason (as predecessor) had $16.3 million of available cash, $31.4 million of additional borrowings available under the revolving credit facility portion of its previous U.S. credit agreement, and $7.8 million available under short-term revolving loan facilities that Jason maintains outside the U.S. As of December 31, 2013, available borrowings under its previous U.S. revolving credit facility were reduced by outstanding letters of credit of $3.6 million. Included in Jason’s consolidated cash balance of $16.3 million at December 31, 2013, is cash of $7.3 million, held at Jason’s non-U.S. operations.
Indebtedness
In connection with the consummation of the Business Combination, all indebtedness under Jason’s previous credit agreement was repaid in full and the Company entered into the New Credit Agreements (defined below). Non-U.S. debt was not repaid in connection with the Business Combination. See the section entitled “Senior Secured Credit Facilities” for further information on the New Credit Agreements.
As of September 26, 2014, the Company’s total outstanding indebtedness of $423.7 million was comprised of aggregate term loans outstanding under its Senior Secured Credit Facilities (defined below) of $412.7 million (net of a $7.3 million debt discount), various foreign bank term loans and revolving loan facilities of $8.8 million and capital lease obligations of $2.1 million. No amounts were outstanding under the revolving credit facility portion of the Senior Secured Credit Facilities as of September 26, 2014. As of December 31, 2013, Jason’s (as predecessor) total outstanding indebtedness of $242.7 million was comprised of term loans outstanding under its U.S. credit agreement of $229.0 million (net of a $0.4 million debt discount), various foreign bank term loans and revolving loan facilities of $11.3 million and capital lease obligations of $2.4 million. No borrowings were outstanding under the U.S. revolving loan facility at December 31, 2013.
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $8.8 million as of September 26, 2014, including borrowings of $6.1 million and $0.8 million incurred by the Company’s subsidiaries in Germany and Mexico, respectively, and borrowings totaled $11.3 million as of December 31, 2013, including borrowings of $6.8 million and $2.7 million incurred by the Company’s subsidiaries in Germany and Mexico, respectively. There are certain restrictions included in loan agreements with the Company’s wholly-owned German subsidiary, Jason GmbH, that restrict the transfer of assets or payment of dividends to its shareholders. As a result, at December 31, 2013, the Company had restricted net assets from consolidated subsidiaries of approximately $39.8 million, and had restricted net assets from unconsolidated subsidiaries of zero and $8.2 million at September 26, 2014 and December 31, 2013, respectively, due to the sale of our joint ventures in the first quarter of 2014 as described in Note 3 of the condensed consolidated financial statements included herein. The restrictions have had no impact on the Company’s ability to meet its cash obligations.

Senior Secured Credit Facilities
General. In connection with the consummation of the Business Combination on June 30, 2014, Jason Incorporated, an indirect majority-owned subsidiary of the Company, as the borrower, entered into (i) the First Lien Credit Agreement, dated as of June 30, 2014, with Jason Partners Holdings Inc., Jason Holdings, Inc. I, a wholly-owned subsidiary of Jason Partners Holdings Inc. (“Intermediate Holdings”), Deutsche Bank AG New York Branch, as administrative agent (the “First Lien Administrative Agent”), the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “New First Lien Credit Agreement”) and (ii) the Second Lien Credit Agreement, dated as of June 30, 2014, with Jason Partners Holdings Inc., Intermediate Holdings, Deutsche Bank AG New York Branch, as administrative agent (the “Second Lien Administrative Agent”), the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “New Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “New Credit Agreements”).
The New First Lien Credit Agreement provides for (i) term loans in an aggregate principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”) and (ii) a revolving loan of up to $40.0 million (including revolving loans, a $10.0 million swingline loan sublimit and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the new first lien senior secured loan facilities (the “First Lien Credit Facilities”). The New Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million under the new second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”). Substantially concurrently with the consummation of the Business Combination, the full amount of the first lien term loans and second lien term loans were drawn, and no revolving loans were drawn.

Security Interests. In connection with the Senior Secured Credit Facilities, Jason Partners Holdings Inc., Intermediate Holdings, Jason Incorporated and certain of Jason Incorporated’s subsidiaries (the “Subsidiary Guarantors”), entered into a (i) First Lien Security Agreement (the “First Lien Security Agreement”), dated as of June 30, 2014, in favor of the First Lien Administrative Agent and (ii) a Second Lien Security Agreement (the “Second Lien Security Agreement”, together with the First Lien Security Agreement, the “Security Agreements”), dated as of June 30, 2014, in favor of the Second Lien Administrative Agent. Pursuant to the Security Agreements, amounts borrowed under the Senior Secured Credit Facilities and any swap agreements and cash management arrangements provided by any lender party to the Senior Secured Credit Facilities or any of its affiliates are secured (i) with respect to the First Lien Credit Facilities, on a first priority basis and (ii) with respect to the Second Lien Term Facility, on a second priority basis, by a perfected security interest in substantially all of Jason Incorporated’s, Jason Partners Holdings Inc.’s, Intermediate Holdings’ and each Subsidiary Guarantor’s tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property and all of the capital stock of each of Jason Incorporated’s direct and indirect wholly-owned material Restricted Subsidiaries, including Jason Incorporated (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries). In addition, pursuant to the New Credit Agreements, Jason Partners Holdings Inc., Intermediate Holdings, Jason Incorporated and the Subsidiary Guarantors guaranteed amounts borrowed under the Senior Secured Credit Facilities.
Interest Rate and Fees. At our election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities will be based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the “prime rate” of Deutsche Bank AG New York Branch, (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings under the First Lien Term Facility and Second Lien Term Facility will be subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility is subject to adjustment after the completion of Jason Incorporated’s first full fiscal quarter after the closing of the Business Combination based upon Jason Incorporated’s consolidated first lien net leverage ratio.
Mandatory Prepayment. Subject to certain exceptions, the Senior Secured Credit Facilities are subject to mandatory prepayments in amounts equal to: (1) a percentage of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Jason Incorporated or any of its Restricted Subsidiaries (as defined in the New Credit Agreements) in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from the issuance or incurrence of debt by Jason Incorporated or any of its Restricted Subsidiaries (other than indebtedness permitted by the Senior Secured Credit Facilities); and (3) 75% (with step-downs to 50%, 25% and 0% based upon achievement of specified consolidated first lien net leverage ratios under the First Lien Credit Facilities and specified consolidated total net leverage ratios under the Second Lien Term Facility) of annual excess cash flow of Jason Incorporated and its Restricted Subsidiaries. With respect to the First Lien Term Loans, prior to the six-month anniversary of the Closing Date, a 1.00% prepayment premium is payable by Jason Incorporated in connection with certain repricing events. With respect to the Second Lien Term Facility, (i) any prepayments made prior to the one year anniversary of the Closing Date will be subject to a 3.00% prepayment premium, (ii) any prepayments made on or after the first anniversary of the Closing Date, but prior to the second anniversary of the Closing Date, will be subject to a 2.00% prepayment premium and (iii) any prepayments made on or after the second anniversary of the Closing Date, but prior to the third anniversary of the Closing Date, will be subject to a 1.00% prepayment premium. Other than the prepayment premiums and penalties described above and the payment of customary “breakage” costs, Jason Incorporated may voluntarily prepay outstanding loans at any time.

The First Lien Term Loans have a seven-year maturity and the Revolving Credit Facility has a five-year maturity. The Second Lien Term Loans have an eight-year maturity. The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to 0.25% of the original principal amount of the First Lien Term Loans, with the balance payable at maturity. Neither the Revolving Credit Facility nor the Second Lien Term Loans amortize, however each is repayable in full at maturity.
Covenants. The Senior Secured Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, will limit or restrict the ability of Jason Incorporated and its Restricted Subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions (other than pursuant to the transactions contemplated by the Purchase Agreement); sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business, in each case, subject to certain limited exceptions.
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, initially specified at 5.50 to 1.00, with periodic decreases beginning on July 1, 2016 to 5.25 to 1.00 and decreasing to 4.50 to 1.00 on December 31, 2017 and thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable. As of September 26, 2014 the consolidated first lien net leverage ratio was 4.57 to 1.00, and the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letters of credit was less than 25 percent revolving credit commitments.
Events of Default. The Senior Secured Credit Facilities contain customary events of default, including nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; violation of a covenant; cross-default to material indebtedness; bankruptcy events; inability to pay debts or attachment; material unsatisfied judgments; actual or asserted invalidity of any security document; and a change of control. Failure to comply with these provisions of the Senior Secured Credit Facilities (subject to certain grace periods) could, absent a waiver or an amendment from the lenders under such agreement, restrict the availability of the Revolving Credit Facility and permit the acceleration of all outstanding borrowings under the New Credit Agreements.
Series A Preferred Stock
Holders of the 45,000 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s board of directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A  Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock. On September 18, 2014 the Board of Directors declared a dividend of $20.22 per share to holders of record on August 15, 2014 of the Company’s Series A Preferred Stock, totaling $0.9 million.

Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”) as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable as a percentage of net sales. NOWC as a percentage of rolling twelve month net sales was 16.0% as of September 26, 2014 and 13.4% as of December 31, 2013. Set forth below is a table summarizing NOWC as of September 26, 2014 and December 31, 2013.

	Successor	Predecessor
	September 26, 2014	December 31, 2013
Accounts receivable—net	$91,663	$77,003
Inventories	81,031	72,259
Accounts payable	(60,074)	(58,042)
NOWC	$112,620	$91,220
In overall dollar terms, Jason’s NOWC is generally lower at the end of the calendar year due to reduced sales activity around the holiday season. NOWC peaks at the end of the first quarter as Jason experiences high seasonal demand from certain customers, particularly those serving the motor sports, lawn and garden equipment and small engine markets to fill the supply chain for the spring season. There are, however, variations in the seasonal demands from year to year depending on weather, customer inventory levels, and model year changes. Jason historically generates approximately 52-55% of sales in the first half of the year.
Consolidated Condensed Statements of Cash Flows for the Period June 30, 2014 Through September 26, 2014 (Successor), the Period January 1, 2014 Through June 29, 2014 (Predecessor), and Nine Months Ended September 27, 2013 (Predecessor)

	Successor	Predecessor
	June 30, 2014 Through	January 1, 2014 Through June 29, 2014	Nine Months Ended
(in thousands)	September 26, 2014		September 27, 2013
Cash flows (used in) provided by operating activities	$(6,874)	$4,241	$29,909
Cash flows (used in) provided by investing activities	(496,212)	138	(13,367)
Cash flows (used in) provided by financing activities	404,457	6,896	(31,283)
Effect of exchange rate changes on cash and cash equivalents	(1,020)	(122)	15
Net increase (decrease) in cash and cash equivalents	(99,649)	11,153	(14,726)
Cash and cash equivalents at beginning of period	177,077	16,318	29,557
Cash and cash equivalents at end of period	$77,428	$27,471	$14,831
Depreciation and amortization	10,377	12,852	19,836
Capital expenditures, net of insurance proceeds	6,598	10,998	14,301
Cash Flows Used in Operating Activities
In the period June 30, 2014 through September 26, 2014, cash flows used in operating activities were $(6.9) million. The cash flows used in operating activities were primarily the result of (i) net loss of $(9.8) million, (ii) payments of $9.8 million of accrued transaction costs and professional fees incurred by Quinpario Acquisition Corp. related to the Business Combination and other potential acquisitions that were not consummated and were paid upon consummation of the Business Combination, and (iii) partially offset by net increase in cash due to changes in working capital of $4.1 million.
Cash Flows Used in Investing Activities
In the period June 30, 2014 through September 26, 2014, cash flows used in investing activities were $(496.2) million. The cash flows used in investing activities were primarily the result of the acquisition of Jason for $489.2 million, which is net of $11.0 million of cash acquired, and capital expenditures on the acquisition of property, plant, and equipment of $6.6 million.

Cash Flows Provided by Financing Activities
In the period June 30, 2014 through September 26, 2014, cash flows provided by financing activities were $404.5 million. The cash flows provided by financing activities were primarily the result of (i) net proceeds from the First Lien Term Loans and Second Lien Term Loans on our new Senior Secured Credit Facility of $412.5 million, (ii) net proceeds from issuance of preferred stock of $42.5 million, partially offset by (iii) common stock redemptions of $26.1 million, (iv) debt issuance costs of $13.0 million, (v) payments for warrants tendered of $6.6 million, and (vi) payments of deferred underwriters fees of $5.2 million related to the Company’s initial public offering.
Depreciation and Amortization
Depreciation and amortization totaled $10.4 million for the period June 30, 2014 through September 26, 2014. Depreciation and amortization for the period June 30, 2014 through September 26, 2014 is significantly higher than incurred by Jason in the comparable predecessor periods as a result of recognizing property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination.
Capital Expenditures
Capital expenditures totaled $6.6 million for the period June 30, 2014 through September 26, 2014.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our registration statement on Form S-1 filed with the SEC on July 15, 2014 for the year ended December 31, 2013 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported above, management believes that as of September 26, 2014 and during the period from January 1, 2014 through September 26, 2014, there has been no material change to this information.
New Accounting Pronouncements
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates and, to a lesser extent, commodities. To reduce such risks, the Company selectively uses financial instruments and other proactive management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading or speculative purposes.
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $118 million, or 22%, of our sales originated in a currency other than the U.S. dollar in 2014. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the nine months ended September 26, 2014, sales denominated in Euros approximated $83 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $8.3 million, respectively, and our net income would increase or decrease by approximately $0.2 million, respectively. The net assets and liabilities of our non-U.S. subsidiaries, which totaled approximately $55 million as of September 26, 2014, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The translation adjustments recorded in other comprehensive income at September 26, 2014 resulted in a decrease to shareholders’ equity of $5.8 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled over an extended period, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of September 26, 2014, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of September 26, 2014, long-term debt denominated in currencies other than the USD totaled approximately $10.1 million.
Interest Rate Risk: The Company utilizes a combination of short-term and long-term debt to finance our operations and is exposed to interest rate risk on our outstanding floating rate debt instruments that bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Borrowings under U.S. credit facilities bear interest at rates tied to either the “prime rate” of Deutsche Bank AG New York Branch, the federal funds effective rate, the Eurocurrency rate, or a Eurocurrency rate determined by reference to LIBOR, subject to an established floor. During the years ended December 31, 2013, 2012 and 2011, applicable interest rates have been substantially lower than the designated floor in our Senior Secured Credit Facilities; therefore, interest rates have not been subject to change. Assuming that the rates remain below the floor, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt, excluding debt outstanding under the U.S. credit agreement would result in a minor change in interest expense on an annual basis. As of September 26, 2014, the Company did not have any interest rate swap or cap arrangements in place.Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering (“VAVE”) initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of September 26, 2014, the Company did not have any commodity hedging instruments in place.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

None.
ITEM 1A. RISK FACTORS

We have made material revisions to the Risk Factors set forth in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013. The amended and restated Risk Factors set forth below replace and supersede in their entirety the Risk Factors provided in the our previous filings.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below and all of the other information contained in this report before deciding to invest in our securities. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you could lose all or part of your investment.
Risk Factors Relating to Our Business
We are affected by developments in the industries in which our customers operate.
We derive our revenues largely from customers in the following industry sectors: agricultural, construction and industrial manufacturing. Factors affecting any of these industries in general, or any of our customers in particular, could adversely affect us because our revenue growth largely depends on the continued growth of our customers’ businesses in their respective industries. These factors include:

•	seasonality of demand for our customers’ products which may cause our manufacturing capacity to be underutilized for periods of time;

•	our customers’ failure to successfully market their products, to gain or retain widespread commercial acceptance of their products or to compete effectively in their industries;

•	loss of market share for our customers’ products, which may lead our customers to reduce or discontinue purchasing our products and to reduce prices, thereby exerting pricing pressure on us;

•	economic conditions in the markets in which our customers operate, in particular, the United States and Europe, including recessionary periods such as the global economic downturn; and

•	product design changes or manufacturing process changes that may reduce or eliminate demand for the components we supply.
We expect that future sales will continue to depend on the success of our customers. If economic conditions and demand for our customers’ products deteriorate, we may experience a material adverse effect on our business, operating results and financial condition.
Some of our business segments are cyclical. A downturn or weakness in overall economic activity can have a material negative impact on us.
Historically, sales of products that we manufacture have been subject to cyclical variations caused by changes in general economic conditions. During recessionary periods, such as the recent global economic recession, we have been adversely affected by reduced demand for our products. In addition, the strength of the economy generally may affect the rates of expansion, consolidation, renovation and equipment replacement in the industries we serve.
Volatility in the prices of raw materials and energy prices and our ability to pass along increased costs to our customers could adversely affect our results of operations.
The prices of raw materials critical to our business and performance, such as steel, are based on global supply and demand conditions. Certain raw materials used by us, including polyurethane foam, vinyl, plastics, steel, polyester fiber, bicomponent fiber and machined fiber are only available from a limited number of suppliers, and it may be difficult to find alternative suppliers at the same or similar costs. Although our contracts and long term arrangements with our customers generally do not expressly allow us to pass through increases in our raw materials, energy costs and other inputs to our customers, we endeavor to discuss price adjustments with our customers on a case by case basis where it makes business sense.

While we strive to pass through the price of raw materials to our customers (other than increases in order amounts which are subject to negotiation), we may not be able to do so in the future, and volatility in the prices of raw materials may affect customer demand for certain products. In addition, we, along with our suppliers and customers, rely on various energy sources for a number of activities connected with our business, such as the transportation of raw materials and finished products. Energy and utility prices, including electricity and water prices, and in particular prices for petroleum-based energy sources, are volatile and have been on an upward trend. Increased supplier and customer operating costs arising from volatility in the prices of energy sources, such as increased energy and utility costs and transportation costs, could be passed through to us and we may not be able to increase our product prices sufficiently or at all to offset such increased costs. The impact of any volatility in the prices of energy or the raw materials on which we rely, including the reduction in demand for certain products caused by such price volatility, could result in a loss of revenue and profitability and adversely affect our results of operations.
We compete with numerous other manufacturers in each of our segments and competition from these providers may affect the profitability of our business.
The industries we serve are highly competitive. we compete with numerous companies that manufacture finishing, seating, automotive acoustics and components products. Many of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, research and design and marketing resources than us. These competitors may, among others:

•	respond more quickly to new or emerging technologies;

•	have greater name recognition, critical mass or geographic market presence;

•	be better able to take advantage of acquisition opportunities;

•	adapt more quickly to changes in customer requirements;

•	devote greater resources to the development, promotion and sale of their products;

•
be better positioned to compete on price for their products, due to any combination of low-cost labor, raw materials, components, facilities or other operating items, or willingness to make sales at lower margins than us;

•	consolidate with other competitors in the industry which may create increased pricing and competitive pressures on our business; and

•	be better able to utilize excess capacity which may reduce the cost of their products or services.
Competitors with lower cost structures may have a competitive advantage when bidding for business with our customers. We also expect our competitors to continue to improve the performance of their current products or services, to reduce prices of their existing products or services and to introduce new products or services that may offer greater performance and improved pricing. Additionally, we may face competition from new entrants to the industry in which we operate. Any of these developments could cause a decline in sales and average selling prices, loss of market share of our products or profit margin compression.
We may not be able to manage the expansion of our operations effectively in order to achieve projected levels of growth.
Our business plan calls for further expansion over the next several years. We anticipate that further development of our infrastructure and an increase in the number of our employees will be required to achieve our planned broadening of our product offerings and client base, improvements in our machines and materials used in our machines, and our planned international growth. In particular, we must increase our marketing and services staff to support new marketing and service activities and to meet the needs of both new and existing customers. Our future success will depend in part upon the ability of our management to manage our growth effectively. If our management is unsuccessful in meeting these challenges, we may not be able to achieve our anticipated level of growth which would adversely affect our results of operations.

We may not be able to maintain our engineering, technological and manufacturing expertise.
The markets for our products are characterized by changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•	hire, retain and expand our pool of qualified engineering and technical personnel;

•	maintain technological leadership in our industry;

•	successfully anticipate or respond to changes in manufacturing processes in a cost-effective and timely manner; and

•	successfully anticipate or respond to changes in cost to serve in a cost-effective and timely manner.
We cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technologies, industry standards or customer requirements may render our equipment, inventory or processes obsolete or uncompetitive. We may have to acquire new technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require us to incur significant expense and capital investment, which could reduce our margins and affect our operating results. When we establish or acquire new facilities, we may not be able to maintain or develop our engineering, technological and manufacturing expertise due to a lack of trained personnel, effective training of new staff or technical difficulties with machinery. Failure to anticipate and adapt to customers’ changing technological needs and requirements or to hire and retain a sufficient number of engineers and maintain engineering, technological and manufacturing expertise may have a material adverse effect on our business.
We may encounter difficulties in completing or integrating acquisitions, which could adversely affect our operating results.
We expect to expand our presence in new end markets, expand our capabilities and acquire new customers, some of which may occur through acquisitions. These transactions may involve acquisitions of entire companies, portions of companies, the entry into joint ventures and acquisitions of businesses or selected assets. Potential challenges related to our acquisitions and joint ventures include:

•	paying an excessive price for acquisitions and incurring higher than expected acquisition costs;

•	difficulty in integrating acquired operations, systems, assets and businesses;

•	difficulty in implementing financial and management controls, reporting systems and procedures;

•	difficulty in maintaining customer, supplier, employee or other favorable business relationships of acquired operations and restructuring or terminating unfavorable relationships;

•	ensuring sufficient due diligence prior to an acquisition and addressing unforeseen liabilities of acquired businesses;

•	making acquisitions in new end markets, geographies or technologies where our knowledge or experience is limited;

•	failing to realize the benefits from goodwill and intangible assets resulting from acquisitions which may result in write-downs;

•	failing to achieve anticipated business volumes; and

•	making acquisitions which force us to divest other businesses.

Any of these factors could prevent us from realizing the anticipated benefits of an acquisition, including additional revenue, operational synergies and economies of scale. Our failure to realize the anticipated benefits of acquisitions could adversely affect our business and operating results.
Acquisitions, expansions or infrastructure investments may require us to increase our level of indebtedness or issue additional equity. Should we desire to consummate significant additional acquisition opportunities, undertake significant additional expansion activities or make substantial investments in our infrastructure, our capital needs would increase and we may need to increase available borrowings under our credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we will be successful in raising additional debt or equity on terms that we would consider acceptable.

An increase in the level of indebtedness could, among other things:

•	make it difficult for us to obtain financing in the future for acquisitions, working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for or reacting to changes in our business;

•	affect our ability to pay dividends;

•	make us more vulnerable in the event of a downturn in our business; and

•	affect certain financial covenants with which we must comply in connection with our credit facilities.
Additionally, a further non pro rata equity issuance would dilute your ownership interest.
Our goodwill and other intangible assets represent a substantial amount of our total assets. A decline in future operating performance at one or more of our reporting units could result in impairment of goodwill or other intangible assets, which could have a material adverse effect on our financial condition and results of operations.
At September 26, 2014, goodwill and other intangible assets totaled $364.7 million, or approximately 43% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could be required to recognize a non-cash charge to operating earnings for goodwill or record an impairment charge related to other intangible assets. Any significant goodwill or intangible asset impairment could reduce earnings in such period and have a material adverse effect on our financial condition and results of operations.
Divestitures and discontinued operations could negatively impact our business, and contingent liabilities from businesses that we sell could adversely affect our financial results.
As part of our portfolio management process, we review our operations for businesses which may no longer be aligned with our strategic initiatives and long-term objectives. Divestitures pose risks and challenges that could negatively impact our business. For example, when we decide to sell a business, we may be unable to do so on satisfactory terms and within our anticipated time-frame, and even after reaching a definitive agreement to sell a business, the sale may be subject to satisfaction of pre-closing conditions, which may not be satisfied, as well as regulatory and governmental approvals, which may prevent us from completing a transaction on acceptable terms. In addition, the impact of the divestiture on our revenue and net earnings may be larger than projected, which could distract management, and disputes may arise with buyers. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to businesses sold, such as lawsuits, tax liabilities, product liability claims or environmental matters. Under these types of arrangements, performance by the divested businesses or other conditions outside our control could affect our future financial results.
If we fail to develop new and innovative products or if customers in our markets do not accept them, our results would be negatively affected.
Our products must be kept current to meet our customers’ needs. To remain competitive, we therefore must develop new and innovative products on an ongoing basis. If we fail to make innovations or the market does not accept our new products, our sales and results would suffer. We invest significantly in the research and development of new products. These expenditures do not always result in products that will be accepted by the market. To the extent they do not, whether as a function of the product or the business cycle, we will have increased expenses without significant sales to benefit us. Failure to develop successful new products may also cause potential customers to purchase competitors’ products, rather than invest in products manufactured by us.
The potential impact of failing to deliver products on time could increase the cost of the products.
In most instances, we guarantee that we will deliver a product by a scheduled date. If we subsequently fail to deliver the product as scheduled, we may be held responsible for cost impacts and/or other damages resulting from any delay. To the extent that these failures to deliver may occur, the total damages for which we could be liable could significantly increase the cost of the products; as such, we could experience reduced profits or, in some cases, a loss for that contract. Additionally, failure to deliver products on time could result in damage to customer relationships, the potential loss of customers, and reputational damage which could impair our ability to attract new customers.

Increasing costs of doing business in many countries in which we operate may adversely affect our business and financial results.
Increasing costs such as labor and overhead costs in the countries in which we operate may erode our profit margins and compromise our price competitiveness. Historically, the low cost of labor in certain of the countries in which we operate has been a competitive advantage but labor costs in these countries, such as China, have been increasing. Our profitability also depends on our ability to manage and contain our other operating expenses such as the cost of utilities, factory supplies, factory space costs, equipment rental, repairs and maintenance and freight and packaging expenses. In the event we are unable to manage any increase in our labor and other operating expenses in an environment where revenue does not increase proportionately, our financial results would be adversely affected.
Our international scope will require us to obtain financing in various jurisdictions.
We operate manufacturing facilities in the United States and 11 foreign countries, which creates financing challenges for us. These challenges include navigating local legal and regulatory requirements associated with obtaining debt or equity financing in the respective foreign jurisdictions in which we operate. In the event that we are not able to obtain financing on satisfactory terms in any of these jurisdictions, it could significantly impair our ability to run our foreign operations on a cost effective basis or to grow such operations. Failure to manage such challenges may adversely affect our business and results of operations.
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to malicious attacks or breached due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and/or regulatory penalties, disrupt our operations, damage our reputation, and/or cause a loss of confidence in our products and services, which could adversely affect our business.
We have operations in many countries and such operations may be subject to a number of risks specific to these countries.
Our international operations across many different jurisdictions may be subject to a number of risks specific to these countries, including:

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	labor unrest;

•	political and economic instability (including war and acts of terrorism);

•	inadequate infrastructure for our operations (i.e. lack of adequate power, water, transportation and raw materials);

•	health concerns and related government actions;

•	risk of governmental expropriation of our property;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty in collecting trade accounts receivable;

•	export duties, tariffs, import controls and trade barriers (including quotas);

•	adverse trade policies or adverse changes to any of the policies of either the United States or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates or regulations;

•	legal or political constraints on our ability to maintain or increase prices;

•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction;

•	economies that are emerging or developing, that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks; and

•	ability to repatriate cash on a tax effective basis.
These factors may harm our results of operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenue is generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable.
Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.
We must comply with all applicable international trade, customs, export controls and economic sanctions laws and regulations of the United States and other countries. We are also subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. Violation of these laws or regulations could result in sanctions or fines and could have a material adverse effect on our financial condition, results of operations and cash flows.
Failure to successfully complete or integrate joint ventures into our existing operations could have an adverse impact on our business, financial condition and results of operations.
We regularly evaluate our joint ventures. Potential issues associated with these joint ventures could include, among other things, our ability to realize the full extent of the benefits or cost savings that we expect to realize as a result of the formation of a joint venture within the anticipated time frame, or at all; receipt of necessary consents, clearances and approvals in connection with a joint venture; and diversion of management’s attention from base strategies and objectives. In our joint ventures, we share ownership and management responsibility of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do and joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. In addition, joint ventures outside of the United States increase exposure to risks associated with operations outside of the United States, including fluctuations in exchange rates and compliance with laws and regulations outside the United States. If a joint venture is not successfully completed or integrated into our existing operations, financial condition and results of operations could be adversely impacted.
We are subject to risks of currency fluctuations and related hedging operations, and the appreciation of the currencies of countries in which we conduct our manufacturing operations, particularly the Euro, may negatively affect the profitability of our business.
We report our financial results in U.S. dollars. Approximately 22% of our net sales are in currencies other than the U.S. dollar. Changes in exchange rates among other currencies, especially the Euro, to the U.S. dollar may negatively affect our net sales, cost of sales, gross profit and net income where our expenses and revenues are denominated in different currencies. We cannot predict the effect of future exchange rate fluctuations. We may from time to time use financial instruments, primarily short-term forward contracts, to hedge Euro and other currency commitments arising from foreign currency obligations. We do not have a fixed hedging policy currently. Where possible, we endeavor to match our non-functional currency exchange requirements to our receipts. If our hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.
We depend on our key executive officers, managers and skilled personnel and may have difficulty retaining and recruiting qualified employees.
Our success depends to a large extent upon the continued services of our executive officers, senior management personnel, managers and other skilled personnel and our ability to recruit and retain skilled personnel to maintain and expand our operations. We could be affected by the loss of any of our executive officers who are responsible for formulating and implementing our business plan and strategy, and who have been instrumental in our growth and development. In addition, in order to manage our growth, we will need to recruit and retain additional management personnel and other skilled employees. However, competition is high for skilled technical personnel among companies that rely on engineering and technology, and the loss of qualified employees or an inability to attract, retain and motivate additional skilled employees required for the operation and expansion of our business could hinder our ability to conduct design, engineering and manufacturing activities successfully and develop marketable products. We may not be able to attract the skilled personnel we require or retain those whom we have trained at our own cost. If we are not able to do so, our business and our ability to continue to grow could be negatively affected.
Many of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production accurately and achieve maximum efficiency of our manufacturing capacity.
Generally, our customers do not commit to long-term contracts. Many of our customers do not commit to firm production schedules and we continue to experience reduced lead-times in customer orders. Additionally, customers may change production quantities or delay production with little lead-time or advance notice. Therefore, we rely on and plan our production and inventory levels based on our customers’ advance orders, commitments or forecasts, as well as our internal assessments and forecasts of customer demand. The volume and timing of sales to our customers may vary due to, among others:

•	variation in demand for or discontinuation of our customers’ products;

•	our customers’ attempts to manage their inventory;

•	design changes;

•	changes in our customers’ manufacturing strategies; and

•	acquisitions of or consolidation among customers.
The variations in volume and timing of sales make it difficult to schedule production and optimize utilization of manufacturing capacity. This uncertainty may require us to increase staffing and incur other expenses in order to meet an unexpected increase in customer demand, potentially placing a significant burden on our resources. Additionally, an inability to respond to such increases may cause customer dissatisfaction, which may negatively affect our customers’ relationships.
Further, in order to secure sufficient production scale, we may make capital investments in advance of anticipated customer demand. Such investments may lead to low utilization levels if customer demand forecasts change and we are unable to utilize the additional capacity. Because fixed costs make up a large proportion of our total production costs, a reduction in customer demand can have a significant adverse impact on our gross profits and operating results. Additionally, we order materials and components based on customer forecasts and orders and suppliers may require us to purchase materials and components in minimum quantities that exceed customer requirements, which may have an adverse impact on our gross profits and operating results. In the past, anticipated orders from some of our customers have failed to materialize and delivery schedules have been deferred as a result of changes in our customers’ business needs. We have also allowed long-term customers to delay orders to absorb excess inventory. Such order fluctuations and deferrals may have an adverse effect on our business, operating results and financial conditions.
We may incur additional expenses and delays due to technical problems or other interruptions at our manufacturing facilities.
Disruptions in operations due to technical problems or other interruptions such as floods or fire could adversely affect the manufacturing capacity of our facilities. Such interruptions could cause delays in production and cause us to incur additional expenses such as charges for expedited deliveries for products that are delayed. Additionally, our customers have the ability to cancel purchase orders in the event of any delays in production and may decrease future orders if delays are persistent. Additionally, to the extent that such disruptions do not result from damage to our physical property, these may not be covered by our business interruption insurance. Any such disruptions may adversely affect our operations and our financial results.
The operations of our manufacturing facilities may be disrupted by union activities and other labor-related problems.
We have labor unions at certain of our facilities. As of September 26, 2014, we had approximately 618 unionized personnel in the United States. For such employees, we have entered into collective bargaining agreements with the respective labor unions. In the future, such agreements may limit our ability to contain increases in our labor costs as our ability to control future labor costs depends partly on the outcome of wage negotiations with our employees. Any future collective bargaining agreements may lead to further increases in our labor costs. Although our employees in certain other facilities are currently not unionized, there can be no assurance that they will continue to remain as such.
Union activities and other labor-related problems not linked to union activities may disrupt our operations and adversely affect our business and results of operations. We cannot provide any assurance that we will not be affected by any such labor unrest, or increase in labor cost, or interruptions to the operations of our existing manufacturing plants or new manufacturing plants that we may set up in the future. Any disruptions to our manufacturing facilities as a result of labor-related disturbances could affect our ability to meet delivery and efficiency targets resulting in an adverse effect on our customer relationships and our financial results. Such disruptions may not be covered by our business interruption insurance.
Any disruption in our information systems could disrupt our operations and would be adverse to our business and financial operations.
We depend on various information systems to support our customers’ requirements and to successfully manage our business, including managing orders, supplies, accounting controls and payroll. Any inability to successfully manage the procurement, development, implementation or execution of our information systems and back-up systems, including matters related to system security, reliability, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business and financial performance. Such disruptions may not be covered by our business interruption insurance.
Natural disasters, epidemics and other events outside our control, and the ineffective management of such events, may harm our business.
Some of our facilities are located in areas that may be affected by natural disasters such as hurricanes, earthquakes, water shortages, tsunamis and floods. All facilities are subject to other natural or man-made disasters such as fires, acts of terrorism, failures of utilities and epidemics. If such an event were to occur, our business could be harmed due to the event or our inability to effectively manage the effects of the particular event. Potential harms include the loss of business continuity, the loss of business data and damage to infrastructure.
Our production could be severely affected if our employees or the regions in which our facilities are located are affected by a significant outbreak of any disease or epidemic. For example, a facility could be closed by government authorities for a sustained period of time, some or all of our workforce could be unavailable due to quarantine, fear of catching the disease or other factors, and local, national or international transportation or other infrastructure could be affected, leading to delays or loss of production. In addition, our suppliers and customers are subject to similar risks, which could lead to a shortage of components or a reduction in our customers’ demand for our services.
We rely on a variety of common carriers to transport our materials from our suppliers, and to transport products from us to our customers. Problems suffered by any of these common carriers, whether due to a natural disaster, labor problem, act of terrorism, increased energy prices or some other issue, could result in shipping delays, increased costs or some other supply chain disruption and could therefore have a material adverse effect on our operations.
In addition, some of our facilities possess certifications, machinery, equipment or tooling necessary to work on specialized products that our other locations lack. If work is disrupted at one of these facilities, it may not be practicable or feasible to transfer such specialized work to another facility without significant costs and delays. Thus, any disruption in operations at a facility possessing specialized certifications, machinery, equipment or tooling could adversely affect our ability to provide products to our customers and thus negatively affect our relationships and financial results.
Political and economic developments could adversely affect ours business.
Increased international political instability and social unrest, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures and the related decline in consumer confidence may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations or those of our customers and suppliers and could affect the availability of raw materials and components needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. These events have had and may continue to have an adverse effect, generally, on the world economy and consumer confidence and spending, which could adversely affect our revenue and operating results. The effect of these events on the volatility of the world financial markets could in future lead to volatility of the market price of our securities and may limit the capital resources available to us, our customers and suppliers.

Sales of our products may result in exposure to product liability, intellectual property infringement and other claims.
Our manufactured products can expose us to potential liabilities. For instance, our manufacturing businesses expose us to potential product liability claims resulting from injuries caused by defects in products we design or manufacture, as well as potential claims that products we design or processes we use infringe on third-party intellectual property rights. Such claims could subject us to significant liability for damages, subject the infringing portion of our business to injunction and, regardless of their merits, could be time-consuming and expensive to resolve. We may also have greater potential exposure from warranty claims and product recalls due to problems caused by product design. Although we have product liability insurance coverage, it may not be sufficient to cover the full extent of our product liability, if at all, and may also be subject to the satisfaction of a deductible amount of up to $250,000. A successful product liability claim in excess or outside of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our business, results of operations and/or financial condition.

We may experience work-related accidents that may expose us to liability claims.
Due to the nature of our operations, we are subject to the risks of our employees being exposed to industrial-related accidents at our premises. If such accidents occur in the future, we may be required to pay compensation and may also suffer reputational harm. Under such circumstances, our business and financial performance could be adversely affected.
If our manufacturing processes and products do not comply with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our products may decline and we may be subject to liability claims.
Our designs, manufacturing processes and facilities need to comply with applicable statutory and regulatory requirements. We may also have the responsibility to ensure that products we design satisfy safety and regulatory standards including those applicable to our customers and to obtain any necessary certifications. In addition, our customers’ products and the manufacturing processes that we use to produce them are often highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements or demands of our customers. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers, replacement costs or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product or to indemnify our customers for the costs of any such claims or recalls which they face as a result of using items manufactured by us in their products. Even if our customers are responsible for the defects, they may not assume, or may not have resources to assume, responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.
Compliance or the failure to comply with regulations and governmental policies could cause us to incur significant expense.
We are subject to a variety of local and foreign laws and regulations including those relating to labor and health and safety concerns and import/export duties and customs. Such laws may require us to pay mandated compensation in the event of workplace accidents and penalties in the event of incorrect payments of duties or customs. Additionally, we may need to obtain and maintain licenses and permits to conduct business in various jurisdictions. If we or the businesses or companies we acquire have failed or fail in the future to comply with such laws and regulations, then we could incur liabilities and fines and our operations could be suspended. Such laws and regulations could also restrict our ability to modify or expand our facilities, could require us to acquire costly equipment, or could impose other significant expenditures.
If our products are subject to warranty claims, our business reputation may be damaged and we may incur significant costs.
We generally provide warranties to our customers for defects in materials and workmanship and where our products do not conform to specifications. A successful claim for damages arising as a result of such defects or deficiencies may affect our business reputation. In addition, a successful claim for which we are not insured or where the damages exceed insurance coverage, or any material claim for which insurance coverage is denied or limited and for which indemnification is not available, could have a material adverse effect on our business, operating results and financial condition. In addition, as we pursue new end-markets, warranty requirements will vary and we may be less effective in pricing our products to appropriately capture the warranty costs.

We are or may be required to obtain and maintain quality or product certifications for certain markets.
In some countries, our customers require or prefer that we obtain certain certifications for our products and testing facilities with regard to specifications/quality standards. For example, we are required to obtain American Railroad Association approval for certain of our products. Consequently, we need to obtain and maintain the relevant certifications so that our customers are able to sell their products, which are manufactured by us, in these countries. If we are unable to meet and maintain the requirements needed to secure or renew such certifications, we may not be able to sell our products to certain customers and our financial results may be adversely affected.
Our income tax returns are subject to review by taxing authorities, and the final determination of our tax liability with respect to tax audits and any related litigation could adversely affect our financial results.
Although we believe that our tax estimates are reasonable and that we prepares our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments. We are undergoing tax audits in various jurisdictions and we regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our tax reserves.
Failure of our customers to pay the amounts owed to us in a timely manner may adversely affect our financial condition and operating results.
We generally provide payment terms ranging from 30 to 50 days. As a result, we generate significant accounts receivable from sales to our customers, representing 33% and 38% of current assets as of September 26, 2014 and December 31, 2013, respectively. Accounts receivable from sales to customers were $91.7 million and $77.0 million as of September 26, 2014 and December 31, 2013, respectively. As of September 26, 2014, the largest amount owed by a single customer was approximately 11% of total accounts receivable. As of September 26, 2014, our allowance for doubtful accounts was approximately $2.5 million. If any of our significant customers have insufficient liquidity, we could encounter significant delays or defaults in payments owed to us by such customers, and we may need to extend our payment terms or restructure the receivables owed to us, which could have a significant adverse effect on our financial condition. Any deterioration in the financial condition of our customers will increase the risk of uncollectible receivables. Global economic uncertainty could also affect our customers’ ability to pay our receivables in a timely manner or at all or result in customers going into bankruptcy or reorganization proceedings, which could also affect our ability to collect our receivables.
New regulations related to conflict minerals may force us to incur additional expenses and affect the manufacturing and sale of our products.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, includes Section 1502, which requires the SEC to adopt additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or “conflict minerals,” for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The metals covered by the final rules, adopted on August 22, 2012, are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. Implementation of the new disclosure requirements could affect the sourcing and availability of some of the minerals used in the manufacture of our products. Our supply chain is complex, and if we are not able to conclusively verify the origins for all conflict minerals used in our products or that our products are “conflict free,” we may face reputational challenges with our customers or investors. Furthermore, we may also encounter challenges to satisfy customers who require that our products be certified as “conflict free,” which could place us at a competitive disadvantage if we are unable to do so. Additionally, as there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices. We could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements. Our first report thereon is expected to be required in 2017.

Our failure to comply with environmental laws could adversely affect our business and financial condition.
We are subject to various federal, state, local and foreign environmental laws and regulations, including regulations governing the use, storage, discharge and disposal of hazardous substances used in our manufacturing processes.

We are also subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and our obligations to dispose of these products after end-users have finished with them. Additionally, we may be exposed to liability to our customers relating to the materials that may be included in the components that we procure for our customers’ products. Any violation or alleged violation by us of environmental laws could subject us to significant costs, fines or other penalties.
We are also required to comply with an increasing number of product environmental compliance regulations focused on the restriction of certain hazardous substances. Non-compliance could result in significant costs and penalties.
In addition, increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us, our suppliers and our customers by requiring us to incur additional direct costs to comply with new environmental regulations, as well as additional indirect costs as a result of our customers or suppliers passing on additional compliance costs. These costs may adversely affect our operations and financial condition.
Environmental liabilities that may arise in the future could be material to us.
Our operations, facilities and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the remediation of contamination, and otherwise relating to health, safety and the protection of the environment. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental and health and safety matters, and have in the past and will continue to incur capital costs and other expenditures relating to such matters. We also cannot be certain that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs and/or penalties that could be material. Further, environmental laws and regulations are constantly evolving and it is impossible to predict accurately the effect they may have upon our financial condition, results of operations or cash flows.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments, including non-U.S. governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We will be required to provide management’s attestation on internal controls effective December 31, 2015. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company”. We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following August 14, 2018, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period and, as a result, we must comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Risk Factors Relating to Our Indebtedness
We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our results of operations and financial condition.
We have approximately $423.7 million of indebtedness as of September 26, 2014, consisting of $412.7 million in term loans, $8.8 million in borrowings under existing non-U.S. debt agreements, and $2.1 million of capital leases.
Our indebtedness could have important consequences to our investors, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•
requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures or other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate;

•	placing us at a competitive disadvantage as compared to our competitors that are not as highly leveraged; and

•	limiting our ability to borrow additional funds and increasing the cost of any such borrowing.
A breach of a covenant or restriction contained in our Senior Secured Credit Facilities could result in a default that could in turn permit the affected lenders to accelerate the repayment of principal and accrued interest on our outstanding loans and terminate their commitments to lend additional funds. If the lenders under such indebtedness accelerate the repayment of our borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings as well as other indebtedness.
The interest rate per annum applicable to the loans under the Senior Secured Credit Facilities will be based on a fluctuating rate of interest determined by reference, upon the election by Jason Incorporated to either (i) a base rate determined by reference to the higher of (a) the “prime rate” of Deutsche Bank AG New York Branch, (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings under the First Lien Term Facility and Second Lien Term Facility will be subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility will be adjusted after the completion of Jason Incorporated’s first full fiscal quarter after the closing of the Business Combination based upon Jason Incorporated’s consolidated first lien net leverage ratio. An increase in interest rates would adversely affect our profitability. To the extent that our access to credit is restricted because of our own performance or conditions in the capital markets generally, our financial condition would be materially adversely affected. Our level of indebtedness may make it difficult to service our debt and may adversely affect our ability to obtain additional financing, use operating cash flow in other areas of our business or otherwise adversely affect our operations.
Our Senior Secured Credit Facilities contain restrictive covenants that may impair our ability to conduct business.
The Senior Secured Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, will limit or restrict the ability of Jason Incorporated and its Restricted Subsidiaries (as defined in the New Credit Agreements) to: incur additional indebtedness (including guaranty obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business, in each case, subject to certain limited exceptions. In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations exceed 25% of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a specified consolidated first lien leverage ratio. As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our Senior Secured Credit Facilities and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants, which may adversely affect our financial condition.
Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders could elect to accelerate payments due and terminate all commitments to extend further credit. Consequently, we may not have sufficient assets to repay the Senior Secured Credit Facilities, as well as other secured and unsecured indebtedness.
Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders thereunder could elect to declare all amounts outstanding under the Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged a significant portion of our assets as collateral under the Senior Secured Credit Facilities. If the lenders under our Senior Secured Credit Facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the Senior Secured Credit Facilities, as well as other secured and unsecured indebtedness.
An adverse change in the interest rates for our borrowings could adversely affect our financial condition.
We pay interest on outstanding borrowings under our Senior Secured Credit Facilities at interest rates that fluctuate based upon changes in certain short term prevailing interest rates. An adverse change in these rates could have a material adverse effect on our financial position, results of operations and cash flows and our ability to borrow money in the future. At times, we will enter into interest rate swaps to hedge some of this risk. If the duration of interest rate swaps exceeds one month, we will have to mark-to-market the value of such swaps which could cause us to recognize losses.
Risk Factors Relating to Our Securities and Capital Structure
The market price of our securities may decline.
Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the announcement of the Business Combination, trading in our common stock and warrants had been limited. There is also currently no market for our Series A Preferred Stock and it is unclear whether one will develop. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the Company or its markets in general;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in the Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of securities available for public sale;

•	any major change in our board or management;

•	sales of substantial amounts of our securities by our directors, executive officers or significant shareholders or the perception that such sales could occur; and

•	general economic and political conditions such as recession; interest rate, fuel price, and international currency fluctuations; and acts of war or terrorism.
In addition, the market price of our common stock could also be affected by possible sales of our common stock by investors who view the Series A Preferred Stock as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. The hedging or arbitrage could, in turn, affect the trading price of the Series A Preferred Stock or any common stock that holders receive upon conversion of the Series A Preferred Stock.
Many of the factors listed above are beyond our control. In addition, broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our common stock and warrants which trade on Nasdaq, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress the price of our securities regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
Additionally, if our common stock and warrants are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.
The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on the Company. If no securities or industry analysts commence coverage of the Company, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
A significant number of additional shares of our common stock may be issued upon the exercise or conversion of existing securities, which issuances would substantially dilute existing shareholders and may depress the market price of our common stock.
As of November 6, 2014, there are 21,990,666 shares of common stock outstanding. In addition, (i) 13,993,773 shares of common stock can be issued upon the exercise of outstanding warrants, (ii) 3,485,623 shares of common stock can be issued from time to time to the Rollover Participants upon the exchange by such holders of JPHI stock for shares of our common stock, (iii) 5,428,344 shares of common stock can be issued upon conversion of our Series A Preferred Stock, which includes 1,775,244 shares of common stock potentially issuable upon conversion of additional shares of Series A Preferred Stock received as dividends and assumes that the conversion ratio is not adjusted, and (iv) 3,473,435 shares of common stock are available for future issuance under the 2014 Plan. The issuance of shares of common stock would substantially dilute the proportionate ownership and voting power of existing security holders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.

There is no guarantee that the warrants will ever be in the money, and they may expire worthless and the terms of our warrants may be amended.
The exercise price for our warrants is $12.00 per share. There is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.
In addition, the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding warrants originally issued as part of units in our initial public offering (the “Public Warrants”) to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.
We may redeem the Public Warrants prior to their exercise at a time that is disadvantageous to warrantholders, thereby making their warrants worthless.
We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration at a price of $0.01 per warrant, provided that (i) the last reported sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within the 30 trading-day period ending on the third business day before we send the notice of such redemption and (ii) on the date we give notice of redemption and during the entire period thereafter until the time the warrants are redeemed, there is an effective registration statement under the Securities Act of 1933 covering the shares of our common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. Redemption of the outstanding Public Warrants could force holders of Public Warrants:

•	to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so;

•	to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or

•	to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.

Anti-takeover provisions contained in our second amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
The Company’s second amended and restated certificate of incorporation (the “certificate of incorporation”) and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	no cumulative voting in the election of directors, which limits the ability of minority shareholders to elect director candidates;

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents shareholders from being able to fill vacancies on our board of directors;

•
the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without shareholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on shareholder action by written consent, which forces shareholder action to be taken at an annual or special meeting of our shareholders;

•
the requirement that an annual meeting of shareholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of our shareholders to force consideration of a proposal or to take action, including the removal of directors;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	controlling the procedures for the conduct and scheduling of shareholder meetings;

•	providing that directors may be removed prior to the expiration of their terms by shareholders only for cause; and

•
advance notice procedures that shareholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a shareholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our board of directors and management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some shareholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our security holders to receive a premium for their securities and could also affect the price that some investors are willing to pay for our securities.
Our only significant asset is our indirect ownership of 81.8% of Jason Incorporated and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or preferred stock or satisfy our other financial obligations.
As of September 26, 2014, we have no direct operations and no significant assets other than the indirect ownership of 81.8% of Jason Incorporated. We will depend on Jason Incorporated for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our preferred stock and common stock. Legal and contractual restrictions in agreements governing our senior secured credit facilities and future indebtedness of Jason Incorporated, as well as the financial condition and operating requirements of Jason Incorporated, and the fact that we may be required to obtain the consent from the other shareholders of Jason Incorporated, may limit our ability to obtain cash from Jason Incorporated. The earnings from, or other available assets of, Jason Incorporated may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy its other financial obligations. In addition, the terms of our Series A Preferred Stock may from time to time prevent us from paying cash dividends on our common stock.
The Series A Preferred Stock ranks junior to all of our indebtedness and other liabilities.
In the event of our bankruptcy, liquidation, reorganization or other winding-up, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. In addition, we are a holding company and the Series A Preferred Stock will effectively rank junior to all existing and future indebtedness and other liabilities (including trade payables) of our subsidiaries and any capital stock of our subsidiaries not held by us. The rights of holders of the Series A Preferred Stock to participate in the distribution of assets of our subsidiaries will rank junior to the prior claims of that subsidiary’s creditors and any other equity holders. Consequently, if we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets remaining to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to the Series A Preferred Stock.
We currently have no preferred stock outstanding and no other capital stock outstanding that is senior to or on parity with the Series A Preferred Stock. As of September 26, 2014, we had approximately $423.7 million of total indebtedness.
We are not obligated to pay dividends on the Series A Preferred Stock if prohibited by law and will not be able to pay cash dividends if we have insufficient cash to do so.
Under Delaware law, dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to pay dividends on the Series A Preferred Stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital.
Further, even if adequate surplus is available to pay dividends on the Series A Preferred Stock, we may not have sufficient cash to pay cash dividends on the Series A Preferred Stock. We may elect to pay dividends on the Series A Preferred Stock in shares of additional Series A Preferred Stock; however, our ability to pay dividends in shares of our Series A Preferred Stock may be limited by the number of shares of Series A Preferred Stock we are authorized to issue under our certificate of incorporation. As of September 26, 2014, we had issued 45,000 shares of our Series A Preferred Stock out of 100,000 authorized shares.
The terms of our financing agreements may limit our ability to pay dividends on the Series A Preferred Stock.
Financing agreements, whether ours or those of our subsidiaries and whether in place now or in the future may contain restrictions on our ability to pay cash dividends on our capital stock, including the Series A Preferred Stock. These limitations may cause us to be unable to pay dividends on the Series A Preferred Stock unless we can refinance amounts outstanding under those agreements. Since we are not obligated to declare or pay cash dividends, we do not intend to do so to the extent we are restricted by any of our financing agreements.

Recent regulatory actions may adversely affect the trading price and liquidity of the Series A Preferred Stock.
We expect that many investors in, and potential purchasers of, the Series A Preferred Stock may employ, or seek to employ, a convertible arbitrage strategy with respect to the Series A Preferred Stock. Investors that employ a convertible arbitrage strategy with respect to convertible instruments typically implement that strategy by selling short the common stock underlying the convertible instruments and dynamically adjusting their short position while they hold the convertible instruments. Investors may also implement this strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock. As a result, any specific rules regulating equity swaps or short selling of securities or other governmental action that interferes with the ability of market participants to effect short sales or equity swaps with respect to our common stock could adversely affect the ability of investors in, or potential purchasers of, the Series A Preferred Stock to conduct the convertible arbitrage strategy that we believe they will employ, or seek to employ, with respect to the Series A Preferred Stock. This could, in turn, adversely affect the trading price and liquidity of the Series A Preferred Stock.
Indeed, the SEC and other regulatory and self-regulatory authorities have recently implemented various rules and may adopt additional rules in the future that may impact those engaging in short selling activity involving equity securities (including our common stock) and thus that could, in turn, adversely affect the trading price and liquidity of the Series A Preferred Stock.
The Series A Preferred Stock is a recent issuance that does not have an established trading market, which may negatively affect its market value and the ability to transfer or sell such shares.
The shares of Series A Preferred Stock is a recent issue of securities with no established trading market. Since the Series A Preferred Stock has no stated maturity date, investors seeking liquidity will be limited to selling their shares in the secondary market or converting their shares and selling in the secondary market. We do not intend to list the Series A Preferred Stock on any securities exchange. We cannot assure you that an active trading market in the Series A Preferred Stock will develop or, even if it develops, we cannot assure you that it will last. In either case, the trading price of the Series A Preferred Stock could be adversely affected and the ability of a holder of Series A Preferred Stock to transfer shares of Series A Preferred Stock will be limited. We are not aware of any entity making a market in the shares of our Series A Preferred Stock which we anticipate may further limit liquidity.
Upon conversion of the Series A Preferred Stock, holders may receive less valuable consideration than expected because the value of our common stock may decline after such holders exercise their conversion right but before we settle our conversion obligation.
Under the Series A Preferred Stock, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders shares of Series A Preferred Stock for conversion until the date we settle our conversion obligation. Upon conversion, we will be required to deliver the shares of our common stock, together with a cash payment for any fractional share, on the third business day following the relevant conversion date. Accordingly, if the price of our common stock decreases during this period, the value of the shares of common stock that you receive will be adversely affected and would be less than the conversion value of the Series A Preferred Stock on the conversion date.
The conversion rate of the Series A Preferred Stock may not be adjusted for all dilutive events.
The number of shares of our common stock that a holder of Series A Preferred Stock is entitled to receive upon conversion of the Series A Preferred Stock is subject to adjustment for certain specified events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers, as set forth in the ertificate of Designations, Preferences, Rights and Limitations of the Series A Preferred Stock (the “certificate of designations”). However, the conversion rate may not be adjusted for other events, such as the exercise of stock options held by our employees or offerings of our common stock or securities convertible into common stock (other than those set forth in the certificate of designations) for cash or in connection with acquisitions, which may adversely affect the market price of our common stock. Further, if any of these other events adversely affects the market price of our common stock, we expect it to also adversely affect the market price of our Series A Preferred Stock. In addition, the terms of our Series A Preferred Stock do not restrict our ability to offer common stock or securities convertible into common stock in the future or to engage in other transactions that could dilute our common stock. We have no obligation to consider the interests of the holders of our Series A Preferred Stock in engaging in any such offering or transaction. If we issue additional shares of common stock, those issuances may materially and adversely affect the market price of our common stock and, in turn, those issuances may adversely affect the trading price of the Series A Preferred Stock.

The additional shares of our common stock deliverable for shares of Series A Preferred Stock converted in connection with a fundamental change may not adequately compensate holders of our Series A Preferred Stock.
If a “fundamental change” (as defined in the certificate of designations) occurs, we will under certain circumstances increase the conversion rate by a number of additional shares of our common stock for shares of Series A Preferred Stock converted in connection with such fundamental change as described in the certificate of designations. While this feature is designed to, among other things, compensate holders of Series A Preferred Stock for lost option time value of their shares of Series A Preferred Stock as a result of the fundamental change, it may not adequately compensate holders of Series A Preferred Stock for their loss as a result of such transaction. In addition, the conversion rate as adjusted will not exceed the $1,000 liquidation preference, divided by 66 2/3% of $10.49, the closing sale price of our common stock on June 30, 2014.
In addition, holders of Series A Preferred Stock will have no additional rights upon a fundamental change, and will have no right not to convert the Series A Preferred Stock into shares of our common stock. Any shares of common stock holders of Series A Preferred Stock receive upon a fundamental change may be worth less than the liquidation preference per share of Series A Preferred Stock.
Our obligation to satisfy the additional shares requirement could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.
In some limited circumstances, we may not have reserved a sufficient number of shares of our common stock to issue the full amount of shares of common stock issuable upon conversion following a fundamental change.
Some significant restructuring transactions may not constitute a fundamental change but may nevertheless result in holders of the Series A Preferred Stock being adversely affected.
Upon the occurrence of a “fundamental change” (as defined in the certificate of designations), there may be an increase in the conversion rate as described in the certificate of designations. However, these provisions will not afford protection to holders of Series A Preferred Stock in the event of other transactions that could adversely affect the value of the Series A Preferred Stock. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change. In the event of any such transaction, holders would not have the protection afforded by the provisions applicable to a fundamental change even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of Series A Preferred Stock.

Upon a conversion in connection with a fundamental change, holders of our Series A Preferred Stock may receive consideration worth less than the $1,000 liquidation preference per share of Series A Preferred Stock, plus any accumulated and unpaid dividends thereon.
If a “fundamental change” (as defined in the certificate of designations) occurs, and regardless of the price paid (or deemed paid) per share of our common stock in such fundamental change, then the conversion rate may be adjusted to increase the number of the shares of our common stock deliverable upon conversion of each share of Series A Preferred Stock to the $1,000 liquidation preference per share of Series A Preferred Stock, plus any accumulated and unpaid dividends thereon. However, if the adjustment is based on an amount per share that is less than the floor of 66 2/3% of $10.49, the closing sale price of our common stock on June 30, 2014, holders will likely receive a number of shares of common stock worth less than the $1,000 liquidation preference per share of Series A Preferred Stock, plus any accumulated and unpaid dividends thereon. You will have no claim against us for the difference between the value of the consideration you receive upon a conversion in connection with a fundamental change and the $1,000 liquidation preference per share of Series A Preferred Stock, plus any accumulated and unpaid dividends thereon.
We have reserved a number of shares of our common stock for issuance upon the conversion of the Series A Preferred Stock equal to the aggregate conversion rate, which, under limited circumstances, is less than the maximum number of shares of common stock that we might be required to issue upon such conversion.
On issuance of the Series A Preferred Stock, we reserved, and are obligated under the terms of the Series A Preferred Stock to keep reserved at all times, a number of shares of our common stock equal to the aggregate liquidation preference divided by the closing sale price of our common stock on the date of the closing of our issuance of the Series A Preferred Stock. This is less than the maximum number of shares of our common stock issuable upon conversion of the Series A Preferred Stock in connection with a fundamental change where we could, depending on the stock price at the time, be required to issue upon conversion of the Series A Preferred Stock, shares of common stock representing the $1,000 liquidation preference per share divided by 66 2/3% of $10.49, the closing sale price of our common stock on June 30, 2014. In that circumstance, we would not have reserved the full amount of shares of our common stock issuable upon conversion of the Series A Preferred Stock. While we may satisfy our obligation to issue shares upon conversion of the Series A Preferred Stock by utilizing authorized, unreserved and unissued shares of common stock, if any, or by redesignating reserved shares or purchasing shares in the open market, there can be no assurance that we would be able to do so at that time.
We may issue additional series of preferred stock that rank equally to the Series A Preferred Stock as to dividend payments and liquidation preference.
Neither our certificate of incorporation nor the certificate of designations for the Series A Preferred Stock prohibits us from issuing additional series of preferred stock that would rank equally to the Series A Preferred Stock as to dividend payments and liquidation preference. Our certificate of incorporation provides that we have the authority to issue up to 5,000,000 shares of preferred stock, including up to 100,000 shares of Series A Preferred Stock. The issuances of other series of preferred stock could have the effect of reducing the amounts available to the Series A Preferred Stock in the event of our liquidation, winding-up or dissolution. It may also reduce cash dividend payments on the Series A Preferred Stock if we do not have sufficient funds to pay dividends on all Series A Preferred Stock outstanding and outstanding parity preferred stock.

Holders of our Series A Preferred Stock will have no rights with respect to the shares of our common stock underlying the Series A Preferred Stock until the holders of Series A Preferred Stock convert their Series A Preferred Stock, but holders of Series A Preferred Stock may be adversely affected by certain changes made with respect to our common stock.
Holders of Series A Preferred Stock will have no rights with respect to the shares of our common stock underlying their Series A Preferred Stock, including voting rights, rights to respond to common stock tender offers, if any, and rights to receive dividends or other distributions on our common stock, if any (in each case, other than through a conversion rate adjustment), prior to the conversion date with respect to a conversion of their Series A Preferred Stock, but their investment in our Series A Preferred Stock may be negatively affected by these events. Upon conversion, holders of Series A Preferred Stock will be entitled to exercise the rights of a holder of common stock only as to matters for which the relevant record date occurs on or after the conversion date. For example, in the event that an amendment is proposed to our certificate of incorporation or bylaws requiring shareholder approval and the record date for determining the shareholders of record entitled to vote on the amendment occurs prior to the conversion date, holders of Series A Preferred Stock will not be entitled to vote on the amendment, although holders of Series A Preferred Stock will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.
Holders of our Series A Preferred Stock will have no voting rights except under limited circumstances.
Except with respect to certain material and adverse changes to the Series A Preferred Stock as described in the certificate of designations, holders of Series A Preferred Stock do not have voting rights and will have no right to vote for any members of our board of directors, except as may be required by Delaware law.
Future issuances of preferred stock may adversely affect the market price for our common stock.
Additional issuances and sales of preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.
The increased conversion rate triggered by a fundamental change could discourage a potential acquirer.
The increased conversion rate triggered by a “fundamental change” (as defined in the certificate of Designations) could discourage a potential acquirer, including potential acquirers that otherwise seek a transaction with us that would be attractive to you.
We may not have sufficient earnings and profits in order for dividends on the Series A Preferred Stock to be treated as dividends for U.S. federal income tax purposes.
The dividends payable by us on the Series A Preferred Stock may exceed our current and accumulated earnings and profits, as calculated for U.S. federal income tax purposes. If that occurs, it will result in the amount of the dividends that exceed such earnings and profits being treated for U.S. federal income tax purposes first as a return of capital to the extent of the beneficial owner’s adjusted tax basis in the Series A Preferred Stock, and the excess, if any, over such adjusted tax basis as capital gain. Such treatment will generally be unfavorable for corporate beneficial owners and may also be unfavorable to certain other beneficial owners.

Holders of our Series A Preferred Stock may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the Series A Preferred Stock even though the holders of Series A Preferred Stock do not receive a corresponding cash distribution.
The conversion rate of the Series A Preferred Stock is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common shareholders, such as a cash dividend, holders of Series A Preferred Stock may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases a holder of Series A Preferred Stock’s proportionate interest in us could be treated as a deemed taxable dividend to the holder of Series A Preferred Stock. If a “fundamental change” (as defined in the certificate of designations) occurs, under some circumstances, we will increase the conversion rate for shares of Series A Preferred Stock converted in connection with such fundamental change. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. If a holder of Series A Preferred Stock is a non-U.S. holder, any deemed dividend may be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the Series A Preferred Stock.
If a holder of Series A Preferred Stock is a non-U.S. holder, dividends on our Series A Preferred Stock that are paid in shares may be subject to U.S. federal withholding tax in the same manner as a cash dividend, which the withholding agent might satisfy through a sale of a portion of the shares the holder of Series A Preferred Stock may receive as a dividend or through withholding of other amounts payable to the holder of Series A Preferred Stock.
We may elect to pay dividends on our Series A Preferred Stock in shares of Series A Preferred Stock rather than in cash. Any such stock dividends paid to holders of Series A Preferred Stock will be taxable in the same manner as cash dividends and, if a holder of Series A Preferred Stock is a non-U.S. holder, may be subject to U.S. federal withholding tax (at a 30% rate, or lower treaty rate, if applicable). Any required withholding tax might be satisfied by the withholding agent through a sale of a portion of the shares a holder of Series A Preferred Stock may receive as a dividend or might be withheld from cash dividends or sales proceeds subsequently paid or credited to the holder of Series A Preferred Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities.
The following table summarizes our common stock and warrant repurchases in the quarter ended September 26, 2014:

	Total Number of Shares/Units Repurchased	Average Price Paid per Share/Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
June 27 to July 26
Common Stock………..	2,542,667	$ 10.2653	2,542,667(1)	—
Warrants………………	4,406,277	1.50	4,406,277(2)	—
July 27 to August 26	—	—	—	—
August 27 to September 26	—	—	—	—
Total
Common Stock………..	2,542,667		2,542,667
Warrants………………	4,406,277		4,406,277

(1)
In connection with the closing of the Business Combination, the Company redeemed a total of 2,542,667 shares of its common stock pursuant to the terms of the Company’s amended and restated certificate of incorporation, resulting in a total payment to redeeming shareholders of $26,101,273.

(2)
On May 6, 2014, we commenced a tender offer to purchase up to 9,200,000 of the Public Warrants at a purchase price of $0.75 per warrant, which was subsequently increased to $1.00 per warrant on June 18, 2014 and $1.50 per warrant on July 7, 2014, subject to certain conditions, including the consummation of the Business Combination. The Warrant Tender Offer expired on July 18, 2014 and a total of 4,406,277 warrants were validly tendered and not properly withdrawn for a total purchase price of approximately $6,609,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

None.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index following the signature page herein.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASON INDUSTRIES, INC.

Dated: November 7, 2014	/s/ David C. Westgate
David C. Westgate President and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2014	/s/ Stephen L. Cripe
Stephen L. Cripe Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Stock Purchase Agreement, dated as of March 16, 2014, by and among Jason Partners Holdings Inc., Jason Partners Holdings LLC, Quinpario Acquisition Corp. and JPHI Holdings Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K, filed with the Commission on March 18, 2014 (File No. 1-36051)).

3.1
Second Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on July 3, 2014 (File No. 333-197250)).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on July 3, 2014 (File No. 333-197250)).

4.1
Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on August 1, 2013 (File No. 333-189432)).

4.2	Specimen Warrant Certificate (incorporated herein by reference to Exhibit A to Exhibit 4.4 to the Registrant’s Form 8-K, filed with the Commission on August 14, 2013 (File No. 1-36051)).

4.3
Warrant Agreement between Continental Stock Transfer & Trust Company and the Company, dated as of August 8, 2013 (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Form 8-K, filed with the Commission on August 14, 2013 (File No. 1-36051)).

4.4
Certificate of Designations, Preferences, Rights and Limitations of 8.0% Series A Convertible Perpetual Preferred Stock (incorporated herein by reference to Exhibit A to Exhibit 10.11 to the Registrant’s Form 10-Q, filed with the Commission on May 15, 2014 (File No. 1-36051)).

4.5
Registration Rights Agreement among the Company, Quinpario Partners I, LLC and the other security holders named therein, dated August 8, 2013 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the Commission on August 14, 2013 (File No. 1-36051)).

4.6
Amendment No.1 to Registration Rights Agreement among the Company, Quinpario Partners I, LLC and the other security holders named therein, dated July 14, 2014 (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on July 15, 2014, as amended (File No. 333-197412)).

4.7
Form of Registration Rights Agreement by and between the Company and the persons named therein (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form 10-Q, filed with the Commission on May 15, 2014 (File No. 1-36051)).

10.1
Investor Rights Agreement by and between the Company, JPHI Holdings Inc. and certain stockholders of the Company, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

10.2
Jason Industries, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on July 3, 2014 (File No. 333-197250)).*

10.3
Amended and Restated Employment Agreement between the Company and David Westgate, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

Exhibit Number	Description
10.4
Amended and Restated Employment Agreement between the Company and Stephen Cripe, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

10.5
Amended and Restated Employment Agreement between the Company and William Schultz, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

10.6
Amended and Restated Employment Agreement between the Company and David Cataldi, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

10.7
Employment Agreement between the Company and Srivas Prasad, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

10.8
Service Agreement, dated as of February 10, 2011, between Jason GmbH and Dr. Florestan von Boxberg (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

10.9
Amended and Restated Employment Agreement between the Company and John Hengel, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

10.10
First Lien Credit Agreement, dated as of June 30, 2014, by and among Jason Incorporated, Jason Partners Holdings Inc., Jason Holdings, Inc. I, Deutsche Bank AG New York Branch, as administrative agent, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

10.11
Second Lien Credit Agreement, dated as of June 30, 2014, by and among Jason Incorporated, Jason Partners Holdings Inc., Jason Holdings, Inc. I, Deutsche Bank AG New York Branch, as administrative agent, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

10.12
First Lien Security Agreement, dated as of June 30, 2014, by and among Jason Partners Holdings Inc., Jason Holdings, Inc. I, Jason Incorporated and certain of its subsidiaries in favor of Deutsche Bank AG New York Branch (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

10.13
Second Lien Security Agreement, dated as of June 30, 2014, by and among Jason Partners Holdings Inc., Jason Holdings, Inc. I, Jason Incorporated and certain of its subsidiaries in favor of Deutsche Bank AG New York Branch (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

10.14	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

10.15	Form of Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan.*

10.16	Form of Non-Employee Director Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan.*

Exhibit Number	Description
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

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement.
**
XBRL (eXtensible Business reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.