Form 10-K
period 2014-12-31
Jason Industries, Inc.
filed 2015-03-11
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-36051
 JASON INDUSTRIES, INC.
(f/k/a QUINPARIO ACQUISITION CORP.)
(Exact name of registrant as specified in its charter

Delaware	46-2888322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

411 East Wisconsin Avenue Suite 2100 Milwaukee, Wisconsin 53202
(Address of principal executive offices)
(414) 277-9300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC
Warrants to purchase Common Stock	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 27, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $161.0 million (based upon the closing price of $10.52 per share on The NASDAQ Stock Market as of such date). Solely for the purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

There were 21,990,666 shares of common stock issued and outstanding as of March 9, 2015.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to its 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2015 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

JASON INDUSTRIES, INC. (f/k/a QUINPARIO ACQUISITION CORP.)

Cautionary Note Regarding Forward-Looking Statements
Unless otherwise indicated, references to “Jason Industries,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Jason Industries, Inc. and its consolidated subsidiaries.
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
These forward-looking statements are based on information available to the Company as of the date of this report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	the level of demand for the Company’s products;

•	competition in the Company’s markets;

•	the Company’s ability to grow and manage growth profitably;

•	the Company’s ability to access additional capital;

•	changes in applicable laws or regulations;

•	the Company’s ability to attract and retain qualified personnel;

•	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and

•	other risks and uncertainties indicated in this report, including those discussed under “Risk Factors” in Item 1A of Part I of this report.
Introductory Note
On June 30, 2014, the Company (formerly known as Quinpario Acquisition Corp.) and Jason Partners Holdings Inc. (“Jason”) completed a transaction in which JPHI Holdings Inc. (“JPHI”), a majority owned subsidiary of the Company, acquired 100 percent of the capital stock of Jason from its then current owners, Saw Mill Capital, LLC, Falcon Investment Advisors, LLC and other investors (the “Business Combination”). In connection with the closing of the Business Combination, the Company changed its name to Jason Industries, Inc., and commenced trading of its common stock and warrants under the symbols, “JASN” and “JASNW”, respectively, on The NASDAQ Stock Market. This transaction is further described in Note 2 to the Company’s consolidated financial statements included herein.

PART I
ITEM 1.  BUSINESS
Corporate History
Jason Industries, Inc. (the “Company”, “Jason Industries”, or “we”), a Delaware corporation, was originally formed in May 2013 as a blank check company under the name Quinpario Acquisition Corp. (“QPAC”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving QPAC and one or more businesses. Until the consummation of the Business Combination (as defined below), QPAC’s securities were traded on The NASDAQ Stock Market (“Nasdaq”) under the ticker symbols “QPAC,” “QPACU” and “QPACW.”
On June 30, 2014, we completed our initial business combination (the “Business Combination”) with Jason Incorporated pursuant to a stock purchase agreement, dated as of March 16, 2014 (the “Purchase Agreement”), that provided for the acquisition of all of the capital stock of Jason Partners Holdings Inc. (“Jason”), the indirect parent company of Jason Incorporated, by JPHI Holdings Inc. (“JPHI”) from Jason Partners Holdings LLC (“Seller”) and certain members of Seller. In connection with the Business Combination, we entered into new senior secured credit facilities with a syndicate of lenders led by Deutsche Bank AG New York Branch, as administrative agent, in the aggregate amount of approximately $460.0 million, which was primarily used to refinance Jason Incorporated’s existing indebtedness, pay transaction fees and expenses and pay a portion of the purchase price under the Purchase Agreement. The purchase price under the Purchase Agreement was also funded with cash held in our trust account, the contribution of Jason common stock to JPHI by certain members of Seller and certain directors and management of Jason Incorporated (collectively, the “Rollover Participants”) in exchange for JPHI stock, and the proceeds from the sale of Series A Convertible Preferred Stock in a private placement that closed simultaneously with the Business Combination, which we refer to as the PIPE Investment.
Following the Business Combination, Jason Incorporated became an indirect majority-owned subsidiary of the Company and our only significant asset, with the Rollover Participants indirectly owning approximately 16.9% of Jason Incorporated and the Company indirectly owning approximately 83.1% of Jason Incorporated. Upon the closing of the Business Combination, we increased the size of our Board of Directors from six to nine directors and Jason Incorporated’s executive officers became our executive officers. We also changed our name from “Quinpario Acquisition Corp.” to “Jason Industries, Inc.” and continued the listing of our Common Stock and Warrants on Nasdaq under the symbols “JASN” and “JASNW,” respectively, effective July 1, 2014.
Presentation of Financial and Operating Data
The Business Combination was accounted for using the acquisition method of accounting under the provisions of Accounting Standards Codification Topic 805, “Business Combinations.” Accordingly, we are treated as the legal and accounting acquirer and Jason Partners Holdings Inc. is treated as the legal and accounting acquiree. However, Jason Partners Holdings Inc. is considered to be our accounting predecessor, and therefore unless otherwise indicated, the financial information and operating data presented in this Annual Report on Form 10-K is that of Jason Partners Holdings Inc.

Organizational Chart
Our Business
We are a global industrial manufacturing company operating the following four businesses: finishing, seating, acoustics and components. Jason Incorporated was founded in 1985 and today provides critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through a global network of 33 manufacturing facilities and 16 sales offices, warehouses and joint venture facilities throughout the United States and 14 foreign countries. The Company is led by a corporate and business management team with an average of 25 years of experience and has embedded relationships with long standing customers, superior scale and resources and industry-leading capability to design and manufacture specialized products on which our customers rely.
Our goal is to focus on markets with sustainable growth characteristics and where we believe we are, or have the opportunity to become, the industry leader. Our finishing business focuses on the production of industrial brushes, buffing wheels and buffing compounds that are used in a broad range of industrial and infrastructure applications. The Company’s seating business supplies seating solutions to equipment manufacturers in the motorcycle, lawn and turf care, industrial, agricultural, construction and power sports end markets and is the sole supplier of original equipment manufacturer (“OEM”) seating to a major US-based manufacturer of heavyweight motorcycles. The acoustics business manufactures engineered non-woven, fiber-based acoustical products for the North American auto industry. The components business is a diversified manufacturer of stamped, formed, expanded and perforated metal components and subassemblies for rail and filtration applications, outdoor power equipment, small gas engines and smart utility meters.
Jason Incorporated History
The formation of Jason Incorporated’s platform began in 1985 when Vincent Martin and Mark Train completed the management buyout of three businesses, collectively generating $71.6 million of revenue, from AMCA International, a manufacturing conglomerate that served a variety of industries. The acquired businesses consisted of (i) Osborn Manufacturing, the largest manufacturer of industrial brushes in the United States; (ii) Janesville Products, the largest manufacturer of automotive acoustical fiber insulation in the United States; and (iii) Jackson Buff, the largest manufacturer of industrial buffs in the United States, each of which has a history spanning decades.
Our Philosophy
The Company is strategically organized and aligned through the Jason Business System (“JBS”). JBS is a continuous improvement business philosophy that provides a consistent and effective strategic deployment process for executing growth, operational and performance initiatives across its organization. The key tenets of this strategy include driving revenue growth, improving productivity, maximizing capital efficiency and enhancing profitability in order to maximize cash flow. Over the past nine years, our management team has developed and institutionalized JBS throughout its organization and has hired experienced business leaders at all levels with a goal of optimizing the deployment of its strategic initiatives.

Description of Business Segments
Jason Industries’ global industrial platform encompasses a diverse group of industries, geographies and end markets. Through our four businesses, we deliver an array of industrial consumables and critical manufactured components to a number of industries, including industrial equipment, motorcycles, outdoor lawn and power equipment, rail, automotive and smart meters. The highly fragmented nature of the Company’s end markets creates growth opportunities given our established global footprint and leading share positions. Our businesses serve multiple industries, which we believe, based on our market research, together represent a global market of more than $20.0 billion and can be categorized under four businesses: seating, finishing, acoustics and components.
Net sales are distributed amongst the four segments as follows:

	Combined*	Predecessor
	Year ended December 31,
	2014	2013	2012
Net sales
Seating	24.5%	24.3%	24.8%
Finishing	26.7%	26.5%	28.1%
Acoustics	31.1%	30.0%	26.3%
Components	17.7%	19.2%	20.8%
	100.0%	100.0%	100.0%
*We have combined our net sales in the period June 30, 2014 through December 31, 2014 with Jason’s predecessor net sales in the period January 1, 2014 through June 29, 2014. Net sales were not affected by acquisition accounting.
See more information regarding our segments and sales by geography within Part II, Item 8, Note 15 to the Consolidated Financial Statements.
Seating
Market/Industry Overview
Within the overall market for seating products, we estimate that the addressable North American and global (including North America) markets for our current product offerings are approximately $450 million and $1.2 billion per year, respectively. We estimate that the global market size increases to $2.5 billion when bus, rail and other transportation industry seating is included. The Company’s seating segment does not currently serve the bus, rail and other transportation industries, which provides opportunity for future growth. The Company’s product line includes motorcycle seats; operator seats for the construction, agriculture, lawn and garden and other industrial equipment markets; and seating for the power sports market. The market for seating products is dominated by several large domestic and international participants, who are often awarded contracts as the sole supplier for a particular motorcycle, lawn mower or other construction, agriculture or material handling platform. We believe that competition is based mostly on innovative styling, manufacturing flexibility, quality, prices and delivery.
Motorcycle production has experienced a rebound in recent years, and we believe growth in the global motorcycle market will remain strong in the coming years. Demand for power lawn and garden equipment is primarily dependent on weather and trends in personal consumption expenditures, recreational and leisure activities, and residential and commercial real estate construction and sales. The market for lawn and garden equipment has also rebounded in recent years and we expect it to mirror general economic conditions. The Company expects to experience demand growth for tractor, backhoe and forklift truck operator seats, as global construction activity continues to improve.
Key Products
Through the seating business, which represented 24.5% of the Company’s 2014 revenue, the Company provides seating solutions for a variety of applications, including motorcycle, agricultural, construction, industrial, lawn and turf care, and power sports. The seating business was established in 1995 through the acquisition of Milsco Manufacturing Company, which has provided high-quality seats since 1934. The seating business operates under the Milsco brand, which was originally established as a harness maker in 1924 and, early in its history, gained notice as the first company to put padded seating on tractors and farm equipment.
Headquartered in Milwaukee, Wisconsin, the seating business offers a distinct vertically integrated operating model, which includes a full range of functions, such as research and development, design and engineering, manufacturing of components and final assembly. Through our broad manufacturing capabilities and high quality products, we have established longstanding relationships with our top customers, which average 32 years.

Finishing
Market/Industry Overview
Within the overall market for finishing products, we estimate that the addressable North American and global (including North America) markets for our primary product offerings are approximately $510 million and $1.2 billion per year, respectively. In addition to our primary markets, which comprise approximately 95% of our finishing revenue, we offer abrasives products to a number of key customers. The abrasives market has been deemed strategically important and is a targeted growth market for the Company. We estimate that the global market size increases to $7.0 billion when abrasives products are included. The market for finishing products is highly fragmented with most participants having single or limited product lines and serving specific geographic markets. While the finishing business competes with numerous domestic and international companies across numerous product lines, we do not believe that any one competitor directly competes with us on all of our product lines. We believe we are the only market participant that reaches all regions of the world. End users of finishing products are broadly diversified across many sectors of the economy. We believe that resurgence in demand from the manufacturing, industrial and energy markets is driving demand for finishing products. In the long-term, the finishing market is closely tied to overall growth in industrial production, which we believe has fundamental and significant long-term growth potential.
The finishing market is also characterized by the need for sophisticated manufacturing equipment, the ability to produce a broad number of niche products and the flexibility in manufacturing operations to adapt to ever-changing customer demands and schedules. We believe entry into markets by competitors with lower labor costs, including foreign competitors, will be limited because labor is a relatively small portion of total manufacturing costs. The cost of labor, manufacturing, shipping and logistics is dramatically rising in countries such as China and customers continue to have increasing demand for shorter lead times and lower inventory and carrying costs.
Key Products
Through the finishing business, which represented 26.7% of the Company’s 2014 revenue, Jason Industries produces and supplies industrial brushes, buffing wheels and buffing compounds. We established the finishing business, which is headquartered in Burgwald, Germany, in 1985 by acquiring the business of Osborn Manufacturing, which has been in operation since 1889. Our products are used in a variety of applications with no single customer or industry accounting for a significant portion of business revenue. The Company has strategic facilities located globally, including labor-intensive production sites in low-cost locations such as Brazil, China, Portugal, Romania, Mexico and Taiwan.
The finishing business is a one-stop provider of over 10,000 standard and 100,000 customized brush, buffing wheel and buffing compound products used across multiple industries, including aerospace, engineering, plastic, finishing, building, leisure, steel, hardware, welding and naval, among others. For some of the product lines, such as snow protect brushes and brushes for the power generation market, the Company is the only provider in the industry. Our broad product suite is composed of brush types used for a variety of applications, including power, maintenance, strip, punch, and roller brushes. These products are marketed under leading brand names that include Osborn®, Sealeze®, Sinjet® and Dendix®. Our buff products are sold under the Jackson®, Lea®, JacksonLea®, Langsol® and Unipol® brands and are comprised of industrial buffs and abrasives used primarily to finish parts requiring a high degree of luster and/or a satin or textured surface. In addition to manufacturing buffs, the Company also produces the industry’s broadest product line of buffing compounds available in liquid or bar form that are customized to specific end use requirements. We also service customers with a wide variety of products complementing our brush and polishing lines, including Sinjet® honing and brushing machines, highly-specialized coated and non-woven abrasives tools and loadrunners.
The Company has representatives who reach more than 30,000 customers in approximately 100 countries worldwide. During 2014, the finishing segment derived approximately 44% of finishing sales from North America and the majority of the remaining revenue from Europe and South America. We service our diverse customer base through U.S. facilities in Ohio, Indiana, California and Virginia and 13 foreign countries, including joint ventures in China and Taiwan. Our manufacturing and service locations allow us to work on a regional and local basis with customers to develop custom products and provide significant technical support, resulting in strong relationships with our top customers that average 25 years. In addition, the Company invested approximately $1.0 million in 2011 to build identical state-of-the-art laboratories in Richmond, Indiana and Burgwald, Germany to provide further technical design capabilities for its North American and European customers.
Acoustics
Market/Industry Overview
Within the overall market for automotive acoustical products, we estimate that the addressable North American and global (including North America) markets for current product offerings are approximately $1.9 billion and $10.0 billion per year, respectively. The market for automotive acoustical products is dominated by several large domestic and international participants. These participants are often awarded contracts as the sole supplier for a particular automotive platform.

Competition includes manufacturers of mechanically bonded non-woven products, resin-bonded products and urethane foam. Competition is based on innovative styling, price, acoustical performance and weight. Engineering, design and innovation are key distinguishing factors because acoustical products represent a small percentage of the total cost to manufacture an automobile.
Growth in the automotive acoustics market is driven by increasing demand for enhanced acoustics and improved noise, vibration and harshness characteristics within the automotive market. As overall vehicle quality has improved, consumers have increasingly equated quality with the acoustic performance of a vehicle. As a result, car manufacturers have recently expended significant capital for sophisticated acoustical testing systems and laboratories. In addition, an increasing regulatory focus on reducing vehicle mass, increasing fuel-efficiency and stringent end of vehicle life recycling standards have driven the penetration of non-woven materials that are lighter than other acoustical products. The replacement of interior products previously served by plastic-based materials has created a trend in new vehicle designs to substitute structured non-woven acoustical products with vehicle manufacturers, which has helped to expand non-woven acoustical content per vehicle.
Key Products
Through the acoustics business, which represented 31.1% of the Company’s 2014 revenue, we manufacture engineered non-woven, fiber-based acoustical products to the automotive industry. The acoustics business was established in 1985 through the acquisition of Janesville Products, which has developed extensive design and manufacturing expertise over its 138 year history that allows it to provide custom acoustical solutions for each vehicle platform it serves. We market our products as lighter, improving acoustical performance, enhancing aesthetics, and being easier to install than other acoustical products manufactured by our competitors. As a result, our products are used in approximately 50% of light vehicles manufactured in North America today, including 11 of 2014’s top 15 models.
Headquartered in Southfield, Michigan, we believe the acoustics business offers the broadest product line of value-added, higher margin components used in a wide range of vehicles, including automobiles, sport utility vehicles and light trucks (collectively, “light vehicles”), as well as in the industrial and transportation markets. The Company has focused on developing premier lightweight fiber-based solutions that provide competitive or superior acoustical properties. Our production of non-woven fiber-based products is organized by the form in which it is supplied: (i) die cut, (ii) molded, (iii) rolls and blanks, and (iv) other non-woven products.
The acoustics business operates principally as an automotive OEM and Tier-1 supplier. Recently, the Company has focused on increasing sales directly to automotive OEMs, which allows us to integrate our technology and value-added capabilities within OEM organizations. These efforts have shifted sales to what we believe is a more desirable balance between OEMs and Tier-1 suppliers while also broadening the number of vehicle platforms that utilize the Company’s products. Additionally, the Company has increased its share of the content per vehicle on a compound annual growth rate of approximately 7% over the past three years. Substantially all automotive products are sole sourced by customers for a particular vehicle and are used for the life of the platform.
Components
Market/Industry Overview
Within the overall market for component products, the Company estimates that the addressable North American and global (including North America) markets for current product offerings are approximately $800 million and $2.0 billion per year, respectively. The market for component products is highly fragmented with most participants having single or limited product lines, serving specific geographic markets or providing niche capabilities applicable to a limited customer base. While there are numerous competitors with limited product offerings, there are only a few national and international competitors of a size comparable to the Company. While we compete with certain domestic and international competitors across a portion of our product lines, we believe that no one competitor directly competes with us across all of our product lines. End users of component products are broadly diversified across many sectors of the economy.
Demand in the components market is influenced by the broader industrial manufacturing market, which we believe has fundamental and significant long-term growth potential, as well as trends in the perforated and expanded metal, smart meter, rail and outdoor power equipment industries. The best gauge of domestic industrial production is the U.S. Industrial Production Index, which measures the monthly level of output arising from the manufacturing, mining and gas and electric utility sectors.
In addition to industrial production, demand for new freight cars is expected to be an important growth driver for the Company. The rail industry is expected to experience significant growth as the current fleet reaches the end of its useful life and replacement freight cars are needed. Currently, based on the Company’s market analysis, over 45% of U.S. railcars have been in service for more than 25 years and the average useful life of these railcars is generally considered to be 30 years.

Key Products
Through the components business, which represented 17.7% of the Company’s 2014 revenue, we manufacture a broad range of stamped, formed, expanded and perforated metal components and subassemblies. The Company is a provider of components that are used in a broad array of products, including small gas engines, smart meters, outdoor equipment, hardware, railcars and off-road equipment. The components business was originally acquired in 1993 through the purchase of the Koller Group, a producer of metal formed components such as stampings, subassemblies, wire forms and expanded metal products. Today, the components business operates through the Assembled Products and Metalex brands.
Within each of the components business product categories, our strategy is to have engineers work alongside customers to create value-added components and solutions for various end products. Our engineering resources, manufacturing capabilities and low cost production availability through our operations in China provide opportunities to deliver value to customers. These characteristics drive long-standing relationships with our top customers that average 22 years.
The most recent addition to the components business was the 2011 acquisition of Morton Manufacturing Company (“Morton”), a manufacturer of OEM and aftermarket anti-slip walking surfaces for railcars as well as other products for the agricultural, heavy equipment and general industrial end markets. This acquisition provided direct entry into the rail industry, which was a new market for the Company. We view this end market to be an opportunity for growth with operational and revenue synergies from the integration of Morton into our platform. During 2014 Morton was integrated into our Metalex brand. As a result of continued new product development, a rebound in the small gas engine market and the expected growth of the North American rail industry, we expect steady demand for our products.
Competitive Strengths
The Company believes the following key characteristics provide a competitive advantage and position for future growth:
Established Industry Leader Across Four Businesses
The Company’s businesses have developed leading positions across various niche markets. For example, in our turf care seats, buffing wheels and buffing compounds and automotive acoustical insulation product lines, we believe we are more than twice the size of the next largest direct competitor. The Company’s market share positions have created a stable platform with strong profitability upon which to grow. Our products’ significant brand recognition helps to sustain our market share positions. The Company’s products are often viewed as a brand of choice for quality, dependability, value and continuous innovation. In several niche markets, the Company is the only provider of certain products or manufacturing capabilities. We have served many of our customers for over 25 years. Additionally, our significant market share within highly fragmented niche businesses offers potential attractive acquisition opportunities. Despite leading positions in many of our markets, we face competitive challenges in others. In the Company’s finishing and components segments, we believe certain of our competitors are small and family-owned, operate with lower operating expenses, have lower profit expectations and/or supply lower cost commodity products, which allows such competitors to provide lower cost products and compete with us on pricing. In our seating segment, specifically with respect to highly technical seats for the agricultural and construction vehicle markets, the cost to customers of switching from a current supplier’s products to ours is high, and we believe certain of our competitors have established long-term and entrenched relationships with such customers. Such costs and relationships make it challenging to convince such customers to purchase such products from us instead of from their existing supplier.
Superior Design & Manufacturing Solutions
The Company has a track record of providing customers with innovative, customized solutions through production flexibility and collaboration with their design and manufacturing teams. We have consistently refined manufacturing processes to incorporate design technologies that improve design capabilities, breadth of product offering, product quality and manufacturing efficiency.
Across our businesses, we maintain teams of designers and a diverse product selection in numerous geographic regions, which allows us to respond quickly to real-time customer needs. Our versatile design and manufacturing capabilities enable us to deliver differentiated and highly-customized solutions for customers by leveraging experienced engineering staff and technologically advanced manufacturing equipment. We believe our diverse product offerings and customized design and manufacturing capabilities have made us a preferred choice within many industries and an entrenched key solutions provider to customers. Some of the Company’s competitors focus on commodity products and lower-value-added products that appeal to certain end users and markets.
We believe we have become a partner at each stage in product development, which has deepened our relationships with an already entrenched customer base and driven revenue growth from existing accounts and new customers.

Scalable and Highly Effective Business Philosophy
We use JBS to link our businesses through a consistent strategy and focus and to deploy capital and resources across these businesses on strategies to improve three elements of our business: operational excellence, revenue growth and people. Through corporate strategic planning initiatives, we annually assess our three-year outlook and goals, which are codified using a policy deployment matrix and disseminated throughout the organization. The Company’s management utilizes the strategic plan and resulting policy deployment matrix to develop an annual budget and profit plan and monitor progress through the collaboration promoted by JBS.
In addition to enhancing performance, we believe JBS also enhances product innovation, efficiency, global accessibility and competitiveness. Shared best practices serve to continually improve the processes and products that our customers depend on by delivering customized, value-added solutions across the platform. This global reach offers customers a consistent and fully integrated manufacturing partner capable of serving their needs on a global, regional and local basis.
Proven Acquisition Platform
We believe we have a strong pipeline of acquisition opportunities. Since Jason Incorporated’s inception in 1985, we have completed 38 acquisitions and integrated the acquired companies into our existing platform. The Company continually reviews potential acquisitions and we believe we have a well-established pipeline of opportunities to expand our market leading position and proven methodology to integrate acquisitions. However, there is no certainty in the expectation of future acquisitions. The Company’s return expectations or purchase price expectations and integration risk may impact the ability to complete successful acquisitions.
By leveraging our established global footprint, manufacturing capabilities and sourcing expertise, we believe we can realize significant synergies from acquired businesses. Our management team is experienced in targeting, closing and successfully integrating meaningful acquisitions. Acquisitions are a core competency and have allowed the Company to continue to expand its global presence and product suite, benefit from increased economies of scale, grow revenue, enter new markets and improve profitability.
Diverse, Global Footprint with Growing Presence in Emerging Markets
The Company maintains 33 global manufacturing locations, consisting of 16 in the United States and 17 in foreign countries, giving each business a strong international presence. Approximately 28.0% of the Company’s 2014 revenue was generated from products manufactured outside of the United States. In addition, our global presence enables us to take advantage of low-cost manufacturing at our facilities in China, India, Romania, Brazil, Mexico, Portugal and other countries and to meet the needs of local customers with operations in those regions although we lack significant scale in Asian markets which we intend to strategically address in the coming years. The Company continues to build upon its established presence in low-cost production locations through the expansion of owned operations and the development of joint ventures and sourcing relationships in Asia, Europe and South America. Our management believes that this global footprint also provides channels of organic growth through the introduction of products into new markets. Our management frequently evaluates our manufacturing, warehouse, distribution and sales locations to identify revenue enhancement opportunities, optimize production costs and ensure proximity to key customers.
Experienced, Proven Management Team
Central to the Company’s platform is our senior management team, which we believe will position us to (i) outperform the competition, (ii) execute numerous strategic initiatives, (iii) substantially grow revenue through the execution of a global organic growth plan, and (iv) identify, execute and integrate value-enhancing acquisitions. Our Chief Executive Officer, David C. Westgate, and current management team have a tenured history in industrial manufacturing and have overseen several milestone initiatives, including the execution of several acquisitions. Our management has brought discipline and entrepreneurship to the Company, which allows for strong, focused teamwork and innovation.
To effectively utilize the collective strengths of our platform, the Company created an Executive Committee consisting of Mr. Westgate, Stephen Cripe (Chief Financial Officer), Florestan von Boxberg (President of the finishing business), Srivas Prasad (President of the seating business) and David Cataldi (President of the acoustics and components businesses) to provide a forum for corporate leadership to identify opportunities to leverage the Company’s scale and develop corporate strategy. Each business president maintains close communication with the corporate office on matters of long-term and strategic importance. All functional areas within a business report directly to the relevant business president, with the finance function maintaining a regular dialogue with Mr. Cripe. Treasury, insurance, legal services, human resources, tax planning, business development and benefit plan administration are provided from the corporate office.
Growth Strategies
The Company is focused on delivering sustained profitable growth through a number of avenues. Our growth initiatives are developed based on strategic plans conducted on an annual basis within each business. These plans are regularly reviewed and updated by our Executive Committee and business leadership. As a result, we have a uniform strategy that focuses all of our resources on the following key initiatives:
Further Geographic Expansion and Penetration
Through the Company’s established global footprint, we look to further penetrate key customers and end markets. Since approximately 28.0% of our total 2014 revenue was derived from foreign manufacturing, our management believes significant opportunity exists for the continued penetration of target international markets. The Company has identified several emerging markets throughout South America and Asia as strong opportunities for new customer growth. Our finishing business has led the Company’s growth into attractive, untapped markets and spearheaded the development of 17 manufacturing facilities throughout 11 countries and two joint venture operations in Asia.
The successful global expansion into new markets and continued penetration of existing markets by the finishing business have paved the way for the Company’s other businesses to capitalize on international growth opportunities. The seating business, for example, has leveraged the finishing business’s customer base to expand our presence in India by taking advantage of finishing’s supply chain, human resources, sales force and facility capacity to quickly and economically expand production with limited new capital expenditures.
Acquisitions
Since inception, Jason Incorporated has successfully acquired and integrated 38 businesses. Management believes this extensive history of acquisitions gives the Company a deep competency that can be leveraged for further acquisitions that drive our position in the markets we serve. Due to the diverse target markets and highly fragmented competition, our leading market positions make us the most natural and often the only potential acquirer. We believe that we can execute acquisitions and integrate them in an optimal manner. Although our focus in recent years has been on executing add-on acquisitions, we believe our acquisition integration expertise creates a tremendous opportunity for the addition of new product portfolios, which could significantly upsize the revenue growth potential and resultant earnings potential of our business.
Margin Growth
We are focused on continuous improvement in our profit margins through the development of higher-margin products, continued operational improvements and by leveraging our existing platform to grow revenue in each market. The Company’s adjusted EBITDA margins have improved from 10.8% in 2012 to 11.1% in 2014 as a result of volume recovery across our businesses following the recession, operational restructuring initiatives and the relocation of manufacturing facilities to strategically located, lower cost regions.
We anticipate our strategy of shifting toward innovative higher-value engineered products will continue to improve our pricing power and profitability. The Company’s scalable operating platform will allow us to grow revenue in each market with limited fixed operating costs and capital investment. We believe that as our volumes continue to increase from new markets, new customers and the continuing economic recovery, the operating leverage we have created through our platform will continue to have a positive impact on profitability. Among other initiatives, the Company is focused on redesigning products to reduce materials costs, continuing to relocate labor-intensive manufacturing processes to lower cost regions and reducing logistics costs, which have traditionally been a significant component of overall costs and an important consideration when choosing its strategic manufacturing locations.
Market Share Gains
While our four businesses pursue growth within new and existing markets through customized strategies targeted for the markets we serve, all businesses are tasked with identifying and pursuing key growth opportunities through new products, end markets, geographies and sales channels. Management believes we have the potential to significantly increase market share due to the highly fragmented nature of our end markets. Each business has identified specific opportunities to expand market share, with associated incremental revenue targets.
Product Innovation
Management believes that the Company’s strategy of developing innovative products will position us for continued growth. Working in collaboration with key customers, the design and manufacture of customized products that deliver value will support this growth. We believe that developing new products will allow us to deepen our value-added relationships with customers, open new opportunities for revenue generation, improve pricing power and enhance profitability. The Company has a focused and dedicated strategy for continuous innovation, which is supported by sophisticated manufacturing capabilities and engineering expertise. This continued focus on innovation has driven many successful new product introductions, which we believe will enable continued growth.

Customers
The Company has an entrenched base of blue chip customers that are leaders in their respective markets. Our customer relationships often span decades in each business. Additionally, our customer base is diversified. In our finishing and components segments, no customer accounts for more than 10% of the revenues of such segment. In our seating and acoustics segments, only two customers in each segment account for more than 10% of the revenues of such segments. Across all of Jason, no customer accounts for more than 10% of the revenues of Jason, with the largest customer accounting for only 7% of 2014 revenues. Jason’s next four largest customers represent a combined 15% of 2014 revenues.
Suppliers and Raw Materials
Polyurethane foam, vinyl, plastics, steel, polyester fiber, bicomponent fiber and machined fiber are the primary raw materials that we use to manufacture our products. There are a limited number of domestic and foreign suppliers of these raw materials. The Company generally orders supplies on a purchase order basis. Although our contracts and long term arrangements with our customers generally do not expressly allow us to pass through increases in our raw materials, energy costs and other inputs to our customers, we endeavor to discuss price adjustments with our customers on a case by case basis where it makes business sense. For the year ended December 31, 2014, the spend with our top three suppliers accounted for less than 10% of total material spend and no single supplier accounted for greater than 3% of total spend. The Company makes an ongoing effort to reduce and contain raw material costs. We do not engage in raw material commodity hedging contracts. The Company attempts to reflect raw material price changes in the sale price of our products.
Seasonality
We experience seasonality of demand for our products, which is limited to the seating business. Due to our experience in this market, we have adapted our business operations to manage this seasonality. The business also depends upon general economic conditions and other market factors beyond our control, and the Company serves customers in cyclical industries. See “Seasonality and Working Capital” in the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein for further discussion.
Employees
As of December 31, 2014, the Company had approximately 4,000 employees and manufactures products in 33 locations around the world. Approximately 44% of the seating segment’s hourly employees and 28% of the components segment’s hourly employees are unionized. Contracts are negotiated on a local basis, significantly mitigating the risk of a company-wide or segment level work stoppage. Additionally, approximately 800 of the Company’s employees reside in Europe, where trade union membership is common. We believe we have a strong relationship with our employees, including those represented by labor unions.
Environmental Matters
The Company’s operations and facilities are subject to extensive federal, state, local and foreign laws and regulations related to pollution and the protection of the environment, health and safety and natural resources, including those governing, among other things, emissions to air, discharges to water, the use, generation, handling, storage, treatment and disposal of hazardous substances and wastes and other materials and the remediation of contaminated sites. The operation of manufacturing plants entails risks in these areas, and a failure by the Company to comply with applicable environmental laws and regulations, or to obtain and comply with the permits required for its operations, could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the capital or operating costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental, health and safety laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, the Company could incur capital or operating costs beyond those currently anticipated.
Compliance with environmental laws has not historically had a material adverse effect on the Company’s capital expenditures, earnings or competitive position, and we anticipate that such compliance will not have a material effect on its business or financial condition in the future.
Available Information
The Company’s Internet website address is www.jasoninc.com. The Company makes available free of charge (other than an investor’s own Internet access charges) through its Internet website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, on the same day they are electronically filed with, or furnished to, the Securities and Exchange Commission. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Executive Officers of the Registrant
The following table sets forth information concerning our executive officers as of March 1, 2015:

Name	Age	Position
David C. Westgate	53	Chief Executive Officer, Director
Stephen L. Cripe	58	Chief Financial Officer
David A. Cataldi	57	President, Acoustics and Components Segments
John J. Hengel	56	Vice President of Finance, Treasurer and Assistant Secretary
William P. Schultz	40	General Counsel and Secretary
Srivas Prasad	46	President, Seating Segment
Dr. Florestan von Boxberg	53	President, Finishing Segment
David C. Westgate has been our Chief Executive Officer and a director since June 30, 2014 and previously served as Jason Incorporated’s president and chief executive officer since 2004 and its chairman of the board of directors since 2008. Prior to joining Jason Incorporated, Mr. Westgate served as president and chief executive officer at Rieter Automotive Systems, a leading global supplier of systems solutions for the automotive industry, as well as president and chief executive officer at Solvay Automotive, Inc./Inergy Automotive Systems LLC, a leading global supplier of fuel and air management systems for the automotive industry. Mr. Westgate sits on the board of directors of Netshape Technologies, LLC and Boys & Girls Clubs of Greater Milwaukee. He holds a Master of Business Administration from the University of Notre Dame.
Stephen L. Cripe has served as our Chief Financial Officer since June 30, 2014 and previously served in the same position of Jason Incorporated since 2007. Prior to joining Jason Incorporated, he was Chief Financial Officer of Gear Products at Rexnord Industries from 2005 to 2006. Mr. Cripe served as Group Controller of The Manitowoc Company, Inc. from 2003 to 2005 (Manitowoc acquired Grove Worldwide in 2002), as Vice President and CFO of Grove Worldwide from 1998 to 2003, and as Vice President-Finance at Tenneco Automotive from 1995 to 1998. Mr. Cripe holds a Bachelor of Business Administration in accounting from Marquette University, and is a member of the American Institute of Certified Public Accountants.
David A. Cataldi has served as the President of our Acoustics and Components segments since June 30, 2014 and previously served as President of Acoustics since 2005 and President of Components since 2011 at Jason Incorporated. Prior to joining Jason Incorporated, Mr. Cataldi worked at Sanmina-SCI, developing its automotive business. Before that, he served in various leadership roles at Textron for 18 years. Mr. Cataldi holds a Bachelor of Engineering in industrial engineering from Youngstown State University and a Master of Business Administration from Southern New Hampshire College.
John J. Hengel has served as our Vice President of Finance, Treasurer and Assistant Secretary since June 30, 2014 and previously served as Vice President of Finance of Jason Incorporated since 1999. Prior to joining Jason Incorporated, he was a director in the audit and business advisory services practice at PricewaterhouseCoopers LLP from 1992 to 1999. Mr. Hengel is a Certified Public Accountant and a member of both the American and Wisconsin Institutes of Certified Public Accountants. He holds a Bachelor of Science in accounting from Carroll University.
William P. Schultz has served as our General Counsel and Secretary since June 30, 2014 and previously served as the General Counsel of Jason Incorporated since 2007. Prior to joining Jason Incorporated, he was an attorney in the Business Law Department of Reinhart Boerner Van Deuren s.c. from 2000 to 2007. Mr. Schultz earned a Bachelor of Arts in political science and philosophy from the University of Wisconsin-Madison in 1997 and graduated cum laude from the University of Wisconsin Law School in 2000.
Srivas Prasad has served as the President of our Seating segment since June 30, 2014 and previously served in the same position of Jason Incorporated since April 2014. Prior to serving as the President of the Seating segment, he served as Vice President-Business Development at Jason Incorporated from 2011 to 2014 and held key leadership positions in Jason Incorporated’s Acoustics segment from 2006 to 2010. Mr. Prasad holds a Bachelor’s degree in engineering from Bangalore University and a Masters in engineering from Lamar University.
Dr. Florestan von Boxberg has served as the President of our Finishing segment since June 30, 2014 and previously served in the same position of Jason Incorporated since 2010 and was president of Osborn Unipol International, where he started in 2006. He holds a Master of Business Administration and a Ph.D. in economics from the University of Hamburg.

ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below and all of the other information contained in this report before deciding to invest in our securities. If any of the events or developments described below occur, our business, financial condition and/or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you could lose all or part of your investment.
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
Historically, sales of products that we manufacture have been subject to cyclical variations caused by changes in general economic conditions. During recessionary periods, we have been adversely affected by reduced demand for our products. In addition, the strength of the economy generally may affect the rates of expansion, consolidation, renovation and equipment replacement in the industries we serve.
Volatility in the prices of raw materials and energy prices and our ability to pass along increased costs to our customers could adversely affect our results of operations.
The prices of raw materials critical to our business and performance, such as steel, are based on global supply and demand conditions. Certain raw materials used by us, including polyurethane foam, vinyl, plastics, steel, polyester fiber, bicomponent fiber and machined fiber are only available from a limited number of suppliers, and it may be difficult to find alternative suppliers at the same or similar costs. Although our contracts and long term arrangements with our customers generally do not expressly allow us to pass through increases in our raw materials, energy costs and other inputs to our customers, we endeavor to discuss price adjustments with our customers on a case by case basis where it makes business sense. While we strive to pass through the price of raw materials to our customers (other than increases in order amounts which are subject to negotiation), we may not be able to do so in the future, and volatility in the prices of raw materials may affect customer demand for certain products. In addition, we, along with our suppliers and customers, rely on various energy sources for a number of activities connected with our business, such as the transportation of raw materials and finished products. Energy and utility prices, including electricity and water prices, and in particular prices for petroleum-based energy sources, are volatile. Increased supplier and customer operating costs arising from volatility in the prices of energy sources, such as increased energy and utility costs and transportation costs, could be passed through to us and we may not be able to increase our product prices sufficiently or at all to offset such increased costs. The impact of any volatility in the prices of energy or the raw materials on which we rely, including the reduction in demand for certain products caused by such price volatility, could result in a loss of revenue and profitability and adversely affect our results of operations.

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
Our business plan calls for further expansion over the next several years. We anticipate that further development of our infrastructure and an increase in the number of our employees will be required to achieve our planned broadening of our product offerings and client base, improvements in our machines and materials used in our machines, and our planned international growth. In particular, we must increase our marketing and services staff to support new marketing and service activities and to meet the needs of both new and existing customers. Our future success will depend in part upon the ability of our management to manage our growth effectively. If our management is unsuccessful in meeting these challenges, we may not be able to achieve our anticipated level of growth, which would adversely affect our business and results of operations.

We may be unable to realize the expected benefits of capital expenditures, which could adversely affect our profitability and operations.
We expect to continue to invest significant amounts of money in our business through capital expenditures to support new facilities, the expansion of existing facilities, purchases of production equipment and acquisitions. There can be no assurance that these investments will generate any specific return on investment.
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
Additionally, a further equity issuance could dilute the ownership interest of existing stockholders.
Our goodwill and other intangible assets represent a substantial amount of our total assets. A decline in future operating performance at one or more of our reporting units could result in impairment of goodwill or other intangible assets, which could have a material adverse effect on our financial condition and results of operations.
At December 31, 2014, goodwill and other intangible assets totaled $354.8 million, or approximately 44% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually whether there has been impairment in the value of our goodwill. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could be required to recognize a non-cash charge to operating earnings for goodwill or record an impairment charge related to other intangible assets. Any significant goodwill or intangible asset impairment could reduce earnings in such period and have a material adverse effect on our financial condition and results of operations.
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
We have operations in many countries and such operations may be subject to a number of risks specific to these countries.
Our international operations across many different jurisdictions may be subject to a number of risks specific to these countries, including:

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	labor unrest;

•	political and economic instability (including war and acts of terrorism);

•	inadequate infrastructure for our operations (i.e., lack of adequate power, water, transportation and raw materials);

•	health concerns and related government actions;

•	risk of governmental expropriation of our property;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty in collecting trade accounts receivable;

•	export duties, tariffs, import controls and trade barriers (including quotas);

•	adverse trade policies or adverse changes to any of the policies of either the United States or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates or regulations;

•	legal or political constraints on our ability to maintain or increase prices;

•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction;

•	economies that are emerging or developing, that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks; and

•	ability to repatriate cash on a tax effective basis.
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
We are subject to applicable international trade, customs, export controls and economic sanctions laws and regulations of the United States and other countries and the Foreign Corrupt Practices Act and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Changes in such laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. Violation of these laws or regulations could result in sanctions or fines and could have a material adverse effect on our financial condition, results of operations and cash flows.
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

We are subject to risks of currency fluctuations and related hedging operations, and the devaluation of the currencies of countries in which we conduct our manufacturing operations, particularly the Euro, may negatively affect the profitability of our business.
We report our financial results in U.S. dollars. Approximately 22% of our net sales in 2014 were in currencies other than the U.S. dollar. Changes in exchange rates among other currencies, especially the Euro to the U.S. dollar, may negatively affect our net sales, cost of sales, gross profit and net income where our expenses and revenues are denominated in different currencies. We cannot predict the effect of future exchange rate fluctuations. We may from time to time use financial instruments, primarily short-term forward contracts, to hedge Euro and other currency commitments arising from foreign currency obligations. We do not have a fixed hedging policy currently. Where possible, we endeavor to match our non-functional currency exchange requirements to our receipts. If our hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.
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
Further, in order to secure sufficient production scale, we may make capital investments in advance of anticipated customer demand. Such investments may lead to low utilization levels if customer demand forecasts change and we are unable to utilize the additional capacity. Because fixed costs make up a large proportion of our total production costs, a reduction in customer demand can have a significant adverse impact on our gross profits and operating results. Additionally, we order materials and components based on customer forecasts and orders and suppliers may require us to purchase materials and components in minimum quantities that exceed customer requirements, which may have an adverse impact on our gross profits and operating results. In the past, anticipated orders from some of our customers have failed to materialize and delivery schedules have been deferred as a result of changes in our customers’ business needs. We have also allowed long-term customers to delay orders to absorb excess inventory. Such order fluctuations and deferrals may have an adverse effect on our business, operating results and/or financial conditions.

We may incur additional expenses and delays due to technical problems or other interruptions at our manufacturing facilities.
Disruptions in operations due to technical problems or other interruptions such as floods or fire would adversely affect the manufacturing capacity of our facilities. Such interruptions could cause delays in production and cause us to incur additional expenses such as charges for expedited deliveries for products that are delayed. Additionally, our customers have the ability to cancel purchase orders in the event of any delays in production and may decrease future orders if delays are persistent. Additionally, to the extent that such disruptions do not result from damage to our physical property, these may not be covered by our business interruption insurance. Any such disruptions may adversely affect our business, operations, and financial results.
We may be unable to realize the expected benefits of our restructuring actions, which could adversely affect our profitability and operations.
In order to align our resources with our growth strategies, operate more efficiently and control costs, we have periodically announced restructuring plans, which include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. We may undertake additional restructuring actions and workforce reductions in the future. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned, and our operations and business may be disrupted.
The operations of our manufacturing facilities may be disrupted by union activities and other labor-related problems.
We have labor unions at certain of our facilities. As of December 31, 2014, we had approximately 517 unionized personnel in the United States. For such employees, we have entered into collective bargaining agreements with the respective labor unions. In the future, such agreements may limit our ability to contain increases in our labor costs as our ability to control future labor costs depends partly on the outcome of wage negotiations with our employees. Any future collective bargaining agreements may lead to further increases in our labor costs. Although our employees in certain other facilities are currently not unionized, there can be no assurance that they will continue to remain as such.
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
Political and economic developments could adversely affect our business.
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
We generally provide payment terms ranging from 30 to 50 days. As a result, we generate significant accounts receivable from sales to our customers, representing 31% and 38% of current assets as of December 31, 2014 and December 31, 2013, respectively. Accounts receivable from sales to customers were $80.1 million and $77.0 million as of December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014, the largest amount owed by a single customer was approximately 12% of total accounts receivable. As of December 31, 2014, our allowance for doubtful accounts was approximately $2.4 million. If any of our significant customers have insufficient liquidity, we could encounter significant delays or defaults in payments owed to us by such customers, and we may need to extend our payment terms or restructure the receivables owed to us, which could have a significant adverse effect on our financial condition. Any deterioration in the financial condition of our customers will increase the risk of uncollectible receivables. Global economic uncertainty could also affect our customers’ ability to pay our receivables in a timely manner or at all or result in customers going into bankruptcy or reorganization proceedings, which could also affect our ability to collect our receivables.
Regulations related to conflict minerals may force us to incur additional expenses and affect the manufacturing and sale of our products.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, includes Section 1502, pursuant to which the SEC adopted additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or “conflict minerals,” for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The metals covered by the final rules are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. Implementation of the new disclosure requirements could affect the sourcing and availability of some of the minerals used in the manufacture of our products. Our supply chain is complex, and if we are not able to conclusively verify the origins for all conflict minerals used in our products or that our products are “conflict free,” we may face reputational challenges with our customers or investors. Furthermore, we may also encounter challenges to satisfy customers who require that our products be certified as “conflict free,” which could place us at a competitive disadvantage if we are unable to do so. Additionally, as there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices. We could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements. Our first report thereon is expected to be required in 2017.
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
We have approximately $420.7 million of indebtedness as of December 31, 2014, consisting of $412.2 million in term loans, $6.5 million in borrowings under existing non-U.S. debt agreements, and $2.0 million of capital leases.
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
The interest rate per annum applicable to the loans under the Senior Secured Credit Facilities is based on a fluctuating rate of interest. An increase in interest rates would adversely affect our profitability. To the extent that our access to credit is restricted because of our own performance or conditions in the capital markets generally, our financial condition would be materially adversely affected. Our level of indebtedness may make it difficult to service our debt and may adversely affect our ability to obtain additional financing, use operating cash flow in other areas of our business or otherwise adversely affect our operations.
Our Senior Secured Credit Facilities contain restrictive covenants that may impair our ability to conduct business.
The Senior Secured Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, will limit or restrict the ability of Jason Incorporated and its Restricted Subsidiaries (as defined in the New Credit Agreements) to: incur additional indebtedness (including guaranty obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business, in each case, subject to certain limited exceptions. In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations exceeds 25% of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a specified consolidated first lien leverage ratio. As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our Senior Secured Credit Facilities and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants, which may adversely affect our financial condition.
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
Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the Company or its markets in general;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in the Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of securities available for public sale;

•	any major change in our board or management;

•	sales of substantial amounts of our securities by our directors, executive officers or significant shareholders or the perception that such sales could occur; and

•	general economic and political conditions such as recession; interest rate, fuel price, and international currency fluctuations; and acts of war or terrorism.

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
As of December 31, 2014, there are 21,990,666 shares of common stock outstanding. In addition, (i) 13,993,773 shares of common stock can be issued upon the exercise of outstanding warrants, (ii) 3,485,623 shares of common stock can be issued from time to time to the Rollover Participants upon the exchange by such holders of JPHI stock for shares of our common stock, (iii) 5,428,344 shares of common stock can be issued upon conversion of our Series A Preferred Stock, which includes 1,775,244 shares of common stock potentially issuable upon conversion of additional shares of Series A Preferred Stock received as dividends and assumes that the conversion ratio is not adjusted, and (iv) 3,473,435 shares of common stock are available for future issuance under the 2014 Omnibus Incentive Plan. The issuance of shares of common stock would substantially dilute the proportionate ownership and voting power of existing security holders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.
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

Our only significant asset is our indirect ownership of 83.1% of Jason Incorporated and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or preferred stock or satisfy our other financial obligations.
As of December 31, 2014, we have no direct operations and no significant assets other than the indirect ownership of 83.1% of Jason Incorporated. We will depend on Jason Incorporated for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our preferred stock and common stock. Legal and contractual restrictions in agreements governing our senior secured credit facilities and future indebtedness of Jason Incorporated, as well as the financial condition and operating requirements of Jason Incorporated, and the fact that we may be required to obtain the consent from the other shareholders of Jason Incorporated, may limit our ability to obtain cash from Jason Incorporated. The earnings from, or other available assets of, Jason Incorporated may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy its other financial obligations. In addition, the terms of our Series A Preferred Stock may from time to time prevent us from paying cash dividends on our common stock.
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
We currently have no preferred stock outstanding and no other capital stock outstanding that is senior to or on parity with the Series A Preferred Stock. As of December 31, 2014, we had approximately $420.7 million of total indebtedness.
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
Further, even if adequate surplus is available to pay dividends on the Series A Preferred Stock, we may not have sufficient cash to pay cash dividends on the Series A Preferred Stock. We may elect to pay dividends on the Series A Preferred Stock in shares of additional Series A Preferred Stock; however, our ability to pay dividends in shares of our Series A Preferred Stock may be limited by the number of shares of Series A Preferred Stock we are authorized to issue under our certificate of incorporation. As of December 31, 2014, we had issued 45,000 shares of our Series A Preferred Stock out of 100,000 authorized shares.
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
The number of shares of our common stock that a holder of Series A Preferred Stock is entitled to receive upon conversion of the Series A Preferred Stock is subject to adjustment for certain specified events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers, as set forth in the Certificate of Designations, Preferences, Rights and Limitations of the Series A Preferred Stock (the “certificate of designations”). However, the conversion rate may not be adjusted for other events, such as the exercise of stock options held by our employees or offerings of our common stock or securities convertible into common stock (other than those set forth in the certificate of designations) for cash or in connection with acquisitions, which may adversely affect the market price of our common stock. Further, if any of these other events adversely affects the market price of our common stock, we expect it to also adversely affect the market price of our Series A Preferred Stock. In addition, the terms of our Series A Preferred Stock do not restrict our ability to offer common stock or securities convertible into common stock in the future or to engage in other transactions that could dilute our common stock. We have no obligation to consider the interests of the holders of our Series A Preferred Stock in engaging in any such offering or transaction. If we issue additional shares of common stock, those issuances may materially and adversely affect the market price of our common stock and, in turn, those issuances may adversely affect the trading price of the Series A Preferred Stock.
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
Holders of our Series A Preferred Stock have no voting rights except under limited circumstances.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters are located at 411 E. Wisconsin Avenue, Suite 2100, Milwaukee, Wisconsin with approximately 12,500 square feet of office space that we lease, the term of which expires on June 30, 2016. Our executive offices are located at this facility, along with our treasury, insurance, in-house legal services, human resources, tax planning, business development and benefit plan administration personnel.
As of December 31, 2014, Jason owned or leased the following additional facilities:

Finishing:
Facility Location	Product / Use	Approximate Size (square feet)	Owned / Leased
North America
Brooklyn Heights, OH	Office	14,000	Leased
Hamilton, OH	Manufacturing	50,000	Leased
Richmond, IN	Manufacturing	180,000	Leased
North Chesterfield, VA	Manufacturing	44,600	Owned
Nogales, Mexico	Manufacturing	44,000	Leased
Tlalnepantla, Mexico	Manufacturing	57,750	Leased
Europe
Guimaraes, Portugal	Manufacturing	30,000	Owned
Burgwald, Germany	HQ/Manufacturing	173,000	Owned
Chepstow, UK	Sales/Distribution	72,000	Leased
Roissy-en-France	Sales Office	3,000	Leased
Gura Humorului, Romania	Manufacturing	52,500	Owned
Haan, Germany	Manufacturing	36,000	Leased
Huskvarna, Sweden	Manufacturing	35,000	Leased
Valencia, Spain	Manufacturing	20,000	Leased
South America
Sao Paulo, Brazil	Manufacturing	30,000	Leased
Asia
Aurangabad, India	Manufacturing	21,000	Leased
Beijing, China	Sales Office	500	Leased
Jiangmen, China	Manufacturing	35,000	JV-Owned
Shanghai, China	Manufacturing	35,500	JV-Leased
Taipei, Taiwan	Manufacturing	11,130	JV-Leased
Singapore, Singapore	Sales/Distribution	7,000	Leased

Seating:
Facility Location	Product / Use	Approximate Size (square feet)	Owned / Leased
North America
Milwaukee, WI	HQ/Sales office	170,000	Owned
Dothan, AL	Warehouse	32,500	Leased
Jackson, MI	Manufacturing	194,000	Leased
Jackson, MI	Warehouse	61,000	Leased
Redgranite, WI	Manufacturing	104,000	Owned
Redgranite, WI	Manufacturing	56,000	Leased
Thomson, GA	Manufacturing	60,000	Owned
Merida, Mexico	Manufacturing	130,000	Leased
Europe
Nuneaton, UK	Manufacturing	36,000	Owned
Limerick, Ireland	Sales Office	400	Leased

Acoustics:
Facility Location	Product / Use	Approximate Size (square feet)	Owned / Leased
North America
Milan, OH	R&D/Warehouse/Office	41,000	Leased
Norwalk, OH	Idle	135,800	Leased
Old Fort, NC	Manufacturing	105,100	Leased
Battle Creek, MI	Manufacturing	308,730	Leased
Southfield, MI	HQ/Sales Office	7,500	Leased
Columbus, MS	Manufacturing	65,000	Owned
Columbus, MS	Warehouse	20,000	Leased
Warrensburg, MO	Manufacturing	195,000	Leased
Uruapan, Mexico	Manufacturing	132,000	Leased
Uruapan, Mexico	Warehouse	43,056	Leased
Celaya, Mexico	Manufacturing	87,500	Leased
Europe
Sulzbach-Rosenberg, Germany	Manufacturing	161,400	Owned

Components:
Facility Location	Product / Use	Approximate Size (square feet)	Owned / Leased
North America
Addison, IL	Idle (sub-leased)	87,000	Leased
Addison, IL	Manufacturing	33,000	Leased
Buffalo Grove, IL	Manufacturing	86,000	Leased
Libertyville, IL	Manufacturing	150,000	Leased
Libertyville, IL	HQ/Manufacturing	171,425	Owned
Asia
Shanghai, China	Manufacturing	40,000	Leased

Corporate:
Facility Location	Product / Use	Approximate Size (square feet)	Owned / Leased
North America
Milwaukee, WI	Corporate Headquarters	12,500	Leased

ITEM 3. LEGAL PROCEEDINGS
Jason is currently not a party to any legal proceedings that would be expected to have a material adverse effect on its business or financial condition. From time to time, Jason is subject to litigation incidental to its business, as well as other litigation of a non-material nature in the ordinary course of business. Jason believes that the outcome of any existing litigation, either individually or in the aggregate, will not have a material adverse effect on its business or financial condition.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock and Warrants are currently quoted on Nasdaq under the symbols “JASN” and “JASNW,” respectively. Through June 30, 2014, our Common Stock, Warrants and Units were quoted under the symbols “QPAC,” “QPACW,” and “QPACU,” respectively. Upon the consummation of the Business Combination, we separated our Units, which were sold in our IPO, into their component securities of one share of Common Stock and one Warrant, and the Units ceased public trading. There is no established trading market for the Series A Convertible Preferred Stock (“Series A Preferred Stock”).
Common Stock and Warrants Prices
The following table sets forth for the periods indicated, the reported high and low sales prices for our Common Stock and Warrants.

	Common Stock		Warrants
	High	Low	High	Low
2014:
First Quarter	$12.00	$9.85	$0.74	$0.40
Second Quarter (1)	$11.16	$10.10	$1.45	$0.50
Third Quarter	$11.00	$9.82	$1.94	$1.23
Fourth Quarter	$10.59	$7.69	$1.72	$0.86
2013:
Third Quarter (2)	$10.25	$9.80	$1.25	$0.25
Fourth Quarter	$10.50	$9.31	$1.00	$0.25
(1) In connection with the Business Combination, we changed our fiscal quarter end date from June 30, 2014 to June 27, 2014.
(2) Trading commenced on September 30, 2013 with respect to our Common Stock and Warrants.
Holders
As of December 31, 2014, there were 21,990,666 shares of Common Stock outstanding, held of record by 74 holders, and 45,000 shares of Series A Preferred Stock outstanding, held of record by 11 holders. In addition, 13,993,773 shares of Common Stock are issuable upon exercise of 13,993,773 Warrants, held of record by 10 holders. The number of record holders of our Common Stock, Series A Preferred Stock and Warrants does not include DTC participants or beneficial owners holding shares through nominee names.
Dividends
On September 18, 2014, the Board of Directors declared a dividend of $20.22 per share payable on October 1, 2014 to holders of record on August 15, 2014 of the Series A Preferred Stock. On December 18, 2014, the Board of Directors declared a dividend of $20.00 per share payable on January 1, 2015 to holders of record on November 15, 2014 of the Series A Preferred Stock.
The Company has not paid any dividends on its Common Stock to date. It is the present intention of the Company to retain any earnings for use in its business operations and, accordingly, the Company does not anticipate the Board of Directors declaring any dividends in the foreseeable future on our Common Stock. In addition, certain of our loan agreements restrict the payment of dividends and the terms of our Series A Preferred Stock may from time to time prevent us from paying cash dividends on our Common Stock.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the quarter for which this report is filed.
Warrant Repurchases
On May 6, 2014, the Company commenced a tender offer to purchase up to 9,200,000 of its outstanding warrants subject to certain conditions, including the consummation of the Business Combination. On July 18, 2014, the tender offer expired and a total of 4,406,227 warrants were validly tendered at a purchase price of $1.50 per warrant, for a total purchase price of approximately $6.6 million.

In February 2015, our Board of Directors authorized the purchase of up to $5 million of our outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority.
Comparative Share Performance Graph
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing.
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for (1) the Company’s common stock, (2) the Standard & Poor’s SmallCap 600 Index, and (3) the Dow Jones U.S. Diversified Industrials Index, for the period October 18, 2013 (the first day our common shares were traded following our initial public offering) through December 31, 2014. The graph assumes the value of the investment in our common stock and each index was $100.00 on October 18, 2013 and that all dividends were reinvested. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	10/18/2013	12/31/2013	12/31/2014
Jason Industries, Inc.	$100.00	$102.02	$99.49
S&P SmallCap 600	$100.00	$109.83	$116.15
Dow Jones US Diversified Industrials	$100.00	$116.29	$117.51

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data for the period June 30, 2014 through December 31, 2014, the period January 1, 2014 through June 29, 2014, and for the years ended December 31, 2013 and 2012 have been derived from Jason’s audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The selected financial data for the year ended December 31, 2011, the period September 22, 2010 through December 31, 2010 and the period December 26, 2009 through September 21, 2010 have been derived from Jason’s historical consolidated financial statements not included herein.
Upon completion of the Business Combination on June 30, 2014 (the “Closing Date”), the Company was identified as the acquirer for accounting purposes, and Jason is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes Jason as the “Predecessor” for periods prior to the Closing Date.  The Company was subsequently re-established as Jason Industries, Inc. and is the “Successor” for periods after the Closing Date, which includes consolidation of Jason subsequent to the Business Combination on June 30, 2014.  The acquisition was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of net assets acquired.  See Note 2 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the Business Combination.  As a result of the application of the acquisition method of accounting as of the effective time of the acquisition, the financial statements for the Predecessor period and for the Successor period are presented on a different basis and, therefore, are not comparable.
Effective September 21, 2010, Jason effectuated a balance sheet recapitalization of Jason (the “2010 Recapitalization”). Jason reflected the 2010 Recapitalization as a business combination reflecting a new accounting and reporting basis as of September 22, 2010. Accordingly, the consolidated statements of operations data, consolidated statements of comprehensive income data and consolidated balance sheet data for the period December 26, 2009 to September 21, 2010 (the “Pre-Predecessor” period) are not comparable to the same information presented for the periods September 21, 2010 through December 31, 2010, the three years ending December 31, 2013, and the period January 1, 2014 through June 30, 2014 (the “Predecessor” periods) due to the significant change in the reporting basis. The 2010 Recapitalization was necessitated by the fact that the obligations outstanding under Jason’s then-existing debt agreements matured (or were maturing) in April 2010 and November 2010 and the lenders associated with those debt agreements required a substantial equity infusion as a condition precedent to entering into new agreements with Jason with the proceeds from the equity infusion used to reduce debt outstanding under the debt agreements.
As a result of the 2010 Recapitalization, Jason’s financial results are not comparable across the periods presented herein primarily due to the change in depreciation and amortization expense that results from the new accounting basis of its property plant and equipment and intangible assets. The changes in these expenses affect the comparability of cost of sales, gross profit and selling and administrative expense between Pre-Predecessor and Predecessor periods.
As a result of the 2010 Recapitalization, Jason expensed $12.4 million in the pre-predecessor period related to advisor services, legal advice, and other professional fees to effectuate the 2010 Recapitalization. In addition, Jason recognized cancellation of debt income related to the restructuring of its debt obligations of $77.4 million. Both items have been included as separate line items in the consolidated statements of operations for the period from December 26, 2009 to September 21, 2010.
Prior to the 2010 Recapitalization, Jason operated on a 52 or 53 week fiscal year ending on the Friday closest to December 31. Since the 2010 Recapitalization, Jason has operated on a calendar year basis.
The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	(in thousands, except per share data)
	Successor	Predecessor					Pre-Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,			September 22, 2010 Through December 31, 2010	December 26, 2009 Through September 21, 2010
			2013	2012	2011
Statement of Operations Data:
Net sales	$325,335	$377,151	$680,845	$655,020	$600,557	$141,672	$416,548
Cost of goods sold	270,676	294,175	527,371	515,154	469,943	114,465	331,253
Gross profit	54,659	82,976	153,474	139,866	130,614	27,207	85,295
Selling and administrative expenses	57,183	54,974	108,889	98,111	96,302	24,438	61,340
Newcomerstown fire (gain) loss - net	—	—	(12,483)	4,736	2,947	—	—
Impairment of long-lived assets	—	—	—	544	1,288	—	—
Loss (gain) on disposals of property, plant and equipment - net	57	338	22	472	62	68	(343)
Restructuring	1,131	2,554	2,950	1,631	710	—	1,938
Transaction-related expenses	2,533	27,783	1,073	1,028	—	—	—
Advisory, legal and professional fees	—	—	—	—	—	547	12,436
Multiemployer pension plan withdrawal (gain) loss	—	—	(696)	3,395	—	—	—
Operating (loss) income	(6,245)	(2,673)	53,719	29,949	29,305	2,154	9,924
Interest expense	(16,172)	(7,301)	(20,716)	(18,612)	(17,011)	(4,228)	(23,489)
Cancellation of debt income	—	—	—	—	—	—	77,358
Equity income	381	831	2,345	1,510	865	410	773
Gain from sale of joint ventures	—	3,508	—	—	—	—	—
Gain from involuntary conversion of property, plant and equipment	—	—	6,351	6,103	—	—	—
Other income (expense) - net	167	107	636	543	266	(29)	81
(Loss) income before income taxes	(21,869)	(5,528)	42,335	19,493	13,425	(1,693)	64,647
Tax (benefit) provision	(7,889)	(573)	18,247	4,828	4,117	(1,021)	2,845
Net (loss) income	$(13,980)	$(4,955)	$24,088	$14,665	$9,308	$(672)	$61,802
Less net loss attributable to noncontrolling interests	(2,362)	—	—	—	—	—	—
Net (loss) income attributable to Jason Industries	$(11,618)	$(4,955)	$24,088	$14,665	$9,308	$(672)	$61,802
Accretion of preferred stock dividends and redemption premium	1,810	—	2,405	6,312	3,733	9,597	—
Net (loss) income available to common shareholders of Jason Industries	$(13,428)	$(4,955)	$21,683	$8,353	$5,575	$(10,269)	$61,802
Earnings (loss) per share: Basic and diluted	$(0.61)	$(4,955.00)	$21,683.00	$8,353.00	$5,575.00	$(10,269.00)	$3.50
Weighted-average shares outstanding:
Basic and diluted	21,991	1	1	1	1	1	17,657
Cash dividends paid per common share	$—	$—	$43,055	$—	$—	$—	$—

	(in thousands)
	Successor	Predecessor
	As of December 31, 2014	As of December 31,
		2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$62,279	$16,318	$29,557	$14,734	$23,704
Total assets	809,404	423,017	431,354	411,091	376,770
Long-term debt	415,306	235,831	192,091	186,179	163,536
Total liabilities	626,729	392,545	336,428	331,557	303,896
Redeemable preferred stock	—	—	46,010	39,698	35,965
Total stockholders’ equity	182,675	30,472	48,916	39,836	36,909

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements for the periods June 30, 2014 through December 31, 2014 and January 1, 2014 through June 29, 2014, and the years ended December 31, 2013 and 2012, including the notes thereto, included elsewhere in this Annual Report on Form 10-K. The Company’s actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item IA or in other parts of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular EBITDA and Adjusted EBITDA, which are not presented in accordance with GAAP. These non-GAAP financial measures are being presented because management believes that they provide readers with additional insight into the Company’s operational performance relative to earlier periods and relative to its competitors. EBITDA and Adjusted EBITDA are key measures used by the Company to evaluate its performance. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this MD&A should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of EBITDA and Adjusted EBITDA to net income, the most comparable GAAP measure, are provided in this MD&A.
On June 30, 2014, the Company (formerly known as Quinpario Acquisition Corp.) and Jason Partners Holdings Inc. (“Jason”) completed a transaction in which JPHI Holdings Inc. (“JPHI”), a majority owned subsidiary of the Company, acquired 100 percent of the capital stock of Jason from its then-current owners, Saw Mill Capital, LLC, Falcon Investment Advisors, LLC and other investors (the “Business Combination”). In connection with the closing of the Business Combination, the Company changed its name to Jason Industries, Inc., and commenced trading of its common stock and warrants under the symbols, “JASN” and “JASNW”, respectively, on NASDAQ. This transaction is further described in Note 2 to the Company’s consolidated financial statements included herein.
Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2014, the Company’s fiscal quarters were comprised of the three months ended March 28, June 27, September 26, and December 31. In 2013, the Company’s fiscal quarters were comprised of the three months ended March 29, June 28, September 27, and December 31.
The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information as of December 31, 2014 and in the period June 30, 2014 through December 31, 2014 is not comparable to Jason’s predecessor financial information. Therefore, we did not combine certain financial information in the period June 30, 2014 through December 31, 2014 with Jason’s predecessor financial information in the period January 1, 2014 through June 29, 2014 for comparison to prior periods. We have combined our net sales and Adjusted EBITDA in the period June 30, 2014 through December 31, 2014 with Jason’s predecessor net sales and Adjusted EBITDA in the period January 1, 2014 through June 29, 2014. Net sales and Adjusted EBITDA were not affected by acquisition accounting. Refer to Note 2 to the consolidated financial statements for additional information on acquisition accounting for the Business Combination.
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
During each of the years ended December 31, 2014, 2013 and 2012, approximately 28% of the Company’s sales were derived from customers outside the United States. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including, to the extent possible, their sales, to gauge relative performance and the outlook for the future.
General Market Conditions and Trends; Business Performance and Outlook
While differences exist among its businesses, on an overall basis, demand for most of the Company’s products increased in 2014 when compared with 2013, and also increased in 2013 when compared with 2012 as a result of sales growth from existing businesses.
Demand in the Company’s finishing segment is largely dependent upon overall industrial production levels in the markets it serves. Management believes that gross domestic product (“GDP”) and industrial production levels in the Company’s served markets will continue to grow modestly in the near term. However, if there is no growth, or if GDP or production levels do not increase or shrink, there could be reduced demand for the finishing segment’s products, which would have a material negative impact on the finishing segment’s net sales and/or income from continuing operations.
The seating segment is principally impacted by demand from U.S.-based original equipment manufacturers serving the motorcycle, lawn and turf care, construction, agricultural and power sports market segments. In recent years, motorcycle and power sports production and the lawn and turf care equipment market have rebounded, and global construction activity has improved. Management believes that, in the near term, the motorcycle, power sports and construction equipment industries will continue to show strength, while the lawn and turf care industries will experience normal seasonal demand, and the agricultural equipment industry will soften. However, if such industries weaken (or, in the case of agricultural equipment, soften more than anticipated), there could be reduced demand for the seating segment’s products, which would have a material negative impact on the seating segment’s net sales and/or income from continuing operations.
Demand for products manufactured by the Company’s acoustics segment is primarily influenced by production levels in the North American automobile industry. Management believes that the North American automotive industry production, which has greatly increased over the last two years, will level off but show continued moderate strength in the near term and that the trend of increasing demand for enhanced vehicle acoustical performance using lighter weight recyclable materials will continue. However, if such industry weakens or such trend dissipates, there could be reduced demand for the acoustics segment’s products, which would have a material negative impact on the acoustics segment’s net sales and/or income from continuing operations.
Sales levels for the components segment are dependent upon new railcar, small gas engine and smart utility production levels in the U.S., as well as general U.S. industrial production levels. In recent years, the rail industry has experienced strong growth in the wake of a need to upgrade an aging fleet. Management believes that in the near term the North American rail industry will continue to be strong and grow, the small gas engine market will have normal seasonal demand, the demand for smart meter assemblies for the electric utility industry will remain at current levels and U.S. GDP and industrial production will grow modestly. However, if the North American rail industry is flat or declines, demand for such small gas engines or smart meter assemblies is weaker than anticipated, customers in-source production, and/or U.S. GDP is flat or shrinks, there could be reduced demand for the components segment’s products, which would have a material negative impact on the components segment’s net sales and/or income from continuing operations.
In addition to the trends discussed above, the Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below contributed to year-over-year sales and profit growth. Geographically, year-over-year sales growth during 2014 occurred in the United States, South America, and Europe. The Company expects overall market conditions to remain challenging due to macro-economic uncertainties and monetary and fiscal policies of countries where we do business. While individual businesses and end markets continue to experience volatility, the Company expects to benefit as general economic conditions in North America and Western Europe are expected to experience modest growth. Regarding economic conditions, as discussed above, we expect the following in the near term:

•	modest global GDP growth;

•	continued strength in key sectors such as the North American automotive, motorcycle, rail and construction industries;

•	lower demand in the agricultural equipment industry;

•	normal seasonal demand in the turf care and small gas engine markets; and

•	flat demand for smart meter assemblies for the electric utility industry.
Strategic Initiatives
Continued footprint rationalization - The Company serves its customers through a global network of manufacturing facilities, sales offices, warehouses and joint venture facilities throughout the United States and 14 foreign countries. The Company’s geographic footprint has evolved over time with a focus on maximizing geographic coverage while optimizing costs. Over the past several years, the Company has closed several facilities in higher cost, mature markets and replaced them with facilities in higher growth, lower cost regions such as Mexico, India and Eastern Europe. The Company believes that geographic proximity to existing and potential customers provides logistical efficiencies, as well as important strategic and cost advantages, and has also taken steps to realign its footprint within the United States. During 2014, the Company ceased manufacturing operations at its acoustics segment facility in Norwalk, Ohio and shifted production to existing acoustics segment facilities in Michigan and Mississippi and to a new facility in Warrensburg, Missouri, which opened in 2014 for the primary purpose of manufacturing acoustical components for a nearby automotive assembly plant. The Company anticipates that costs associated with future rationalization activities, as well as the capital required for any new facilities, will be funded by cash generated from operating activities.
Expanding into new geographical regions - The Company believes that significant opportunity for growth exists in regions that are not currently served by its existing businesses and has identified several target markets throughout South America and Asia that it expects will provide opportunities for new customer growth. As developing markets continue to grow and mature, the Company would expect to see a trend toward increases in the cost of labor, manufacturing, shipping and logistics; therefore, it is important that it establish a local presence to cost effectively serve those markets. Historically, the Company has approached its entry into new geographic markets by establishing low cost sales offices and warehousing operations that are then expanded to include manufacturing activities once a certain business level is achieved. This approach was used when the Company entered new markets in Mexico, Brazil and Singapore. As business segments expand into regions where the Company’s other businesses currently operate, its strategy is to utilize a “campus” approach where the business segment entering the market can leverage existing supply chains, human resources, sales personnel and facility capacity to quickly and economically expand production with limited new capital expenditures.
Acquisitions - The Company leverages acquisitions to continually drive its position in the markets it serves. Since its inception, Jason Incorporated has acquired and integrated 38 businesses. The Company has a well-defined, disciplined acquisition and post-acquisition integration process and maintains a pipeline of acquisition opportunities. Although its focus in recent years has been on executing add-on acquisitions, the Company believes its acquisition integration expertise creates a potential opportunity for the addition of new product portfolios, which could significantly increase its revenue and earnings growth opportunities. The Company intends to only pursue an acquisition if it is accretive to EBITDA (earnings before interest, income taxes, depreciation and amortization) margins post-synergies and does not result in a significant increase in the ratio of its total debt to EBITDA. Following the successful completion of the Business Combination, the Company has in place a structure it expects will provide the necessary capital for acquisition growth and it intends to continue to pursue its acquisition strategy in the upcoming year.
Margin Expansion - The Company is focused on creating operational effectiveness at each of its business segments through deployment of lean principles and implementation of continuous operational improvement initiatives. While many of these activities have focused on implementing shop floor improvements, we have also targeted our selling and administrative functions in order to reduce the cost of serving our customers. Additionally, during the past three years, the Company’s research and development activities have placed more focus on developing new products that are of higher value to our customers, thereby providing customers with a better value proposition. The Company believes that developing new and innovative products will allow it to deepen its value-added relationships with customers, open new opportunities for revenue generation, enhance pricing power and improve margins. This strategy has been particularly effective in the Company’s acoustics segment where new fiber based products have been developed to capitalize on industry trends requiring quieter automobiles and products that meet end of vehicle life recycling standards and lower weight. We would expect to continue the trend of increased spending on product development in the coming year.
Factors that Affect Operating Results
The Company’s results of operations and financial performance are influenced by a number of factors, including the timing of new product introductions, general economic conditions and customer buying behavior. The Company’s business is complex, with multiple segments serving a broad range of industries worldwide. The Company has manufacturing and sales facilities around the world, and it operates in numerous regulatory and governmental environments. Comparability of future results could be impacted by any number of unforeseen issues.

Key Events
In addition to the factors described above, the following strategic and operational events, which occurred during the years ended December 31, 2014, 2013 and 2012, affected the Company’s results of operations:
Sale of Joint Ventures. During the first quarter of 2014, the Company completed the sale of its 50% equity interest in two of its joint ventures for a total of $11.5 million. The Company recorded a $3.5 million gain on the sale of the joint ventures, which is reported separately on the consolidated statements of operations.
Business Combination. On June 30, 2014, the Company and Jason completed the Business Combination in which JPHI, a majority owned subsidiary of the Company, acquired 100 percent of the capital stock of Jason from its then-current owners, Saw Mill Capital, LLC, Falcon Investment Advisors, LLC and other investors. In connection with the closing of the Business Combination, the Company changed its name to Jason Industries, Inc., and commenced trading of its common stock and warrants on NASDAQ. This transaction is further described in Note 2 to the Company’s consolidated financial statements included herein.
The Company’s 2014 results for the period January 1, 2014 through June 29, 2014 and the period June 30, 2014 through December 31, 2014, were impacted by approximately $27.8 million and $1.2 million, respectively, of transaction expenses directly related to the Business Combination. The Company also incurred $5.8 million, $2.0 million, and $4.5 million of increased inventory costs, depreciation expense, and amortization expense, respectively, during the period June 30, 2014 through December 31, 2014 resulting from recognizing inventory, property, plant, and equipment, and identifiable intangibles at fair value in acquisition accounting for the Business Combination. See Note 2 to the Company’s consolidated financial statements included herein for further discussion of the Business Combination.
The 2013 refinancing transactions. On February 28, 2013, Jason entered into a $260.0 million credit agreement with a syndicate of lenders. The agreement included a six-year, $225.0 million senior secured term loan and a five-year, $35.0 million revolving loan facility. The credit agreement was amended on November 14, 2013 to, among other things, increase the term loan by $10.0 million. The proceeds from the February 2013 borrowings, along with $14.2 million of existing cash, were used to retire borrowings outstanding under Jason’s previous U.S. credit agreement in the amount of $178.5 million, pay accrued interest of $0.9 million, pay related transaction fees and other expenses of $10.0 million and pay a dividend to its equityholders and redeem preferred stock in the aggregate amount of $49.8 million. The proceeds from the November 2013 borrowings, along with $23.4 million of existing cash, were used to pay related transaction fees and other expenses of $3.5 million and pay a dividend to equityholders and redeem preferred stock in the aggregate amount of $29.9 million. During June 2013, Jason used existing cash to pay a dividend to its equityholders and redeem preferred stock in the aggregate amount of $11.8 million. Upon completion of these transactions, Jason no longer had any preferred stock outstanding (the “2013 Refinancing Transactions”). In view of the changes to its capital structure, as well as the transaction costs and fees incurred and changes in interest rates resulting from the 2013 Refinancing Transactions, Jason’s interest expense, income before income taxes and net income for 2013 are not comparable with prior periods. The Company entered into a new senior secured credit facility in connection with the Business Combination.
Newcomerstown Fire costs, net of recoveries. On November 27, 2011, Jason experienced a fire at its acoustics segment facility located in Newcomerstown, Ohio (the “Newcomerstown Fire”). The facility was comprised of approximately 93,000 square feet in one leased building with an additional 38,000 square foot expansion in process and employed 103 employees prior to the accident. The fire destroyed the entire leased facility and its contents. The fire created a business interruption as it affected production and shipments at the facility, operational costs, and business results. During the period after the fire, Jason worked closely with its insurance carriers to determine the amounts and timing of payment of insurance proceeds recoverable under its property and business interruption coverage. Although Jason expected to ultimately recover a majority of these charges and impairments under its insurance coverage, pursuant to GAAP, Jason recorded expenses associated with property, business interruption and deductibles, net of estimated recoveries. Jason recorded net losses of $2.9 million and $4.7 million during 2011 and 2012, respectively, and a net gain of $7.6 million was recorded in 2013 representing the recovery of costs incurred in 2011 and 2012 related to material and labor inefficiencies, outsourcing, facility start-up costs and professional fees. A gain of $4.9 million was also recorded in 2013 representing compensation received for lost margins caused by the fire. Jason also recorded gains of $6.1 million and $6.4 million during 2012 and 2013, respectively, from involuntary conversion of property, plant and equipment and a gain during 2013 associated with lost margins from business interruption caused by the fire. In September 2013, Jason settled its claims with insurance carriers for a total amount of $61.9 million and received the final settlement payment in October 2013, which enabled Jason to reflect the final accounting for the fire in the 2013 financial statements. The financial and operational impact from the fire affects comparability of Jason’s financial results across periods.
During 2013, Jason opened a new facility in Battle Creek, Michigan as a replacement for the Newcomerstown location and was able to reach pre-fire production levels at this location during the third quarter of 2013. Jason did not experience significant losses of customer business or any long-term negative implications to its acoustics segment as a result of the fire.

Key Financial Definitions
Net sales. Net sales reflect the Company’s sales of its products net of allowances for returns and discounts. Several factors affect net sales in any period, including general economic conditions, weather conditions, the timing of acquisitions and the purchasing habits of its customers.
Cost of goods sold. Cost of goods sold includes all costs of manufacturing the products the Company sells. Such costs include direct and indirect materials, direct and indirect labor costs, including fringe benefits, supplies, utilities, depreciation, facility rent, insurance, pension benefits and other manufacturing related costs. The largest component of cost of goods sold is the cost of materials, which typically represents approximately 50% of net sales. Fluctuations in cost of goods sold are caused primarily by changes in sales levels, changes in the mix of products sold, and changes in the cost of raw materials. In addition, following acquisitions, cost of goods sold will be impacted by step-ups in the value of inventories required in connection with the accounting for acquired businesses.
Selling and administrative expenses. Selling and administrative expenses primarily include the cost associated with the Company’s sales and marketing, finance and administration, engineering and technical services functions. Certain corporate level administrative expenses such as payroll and benefits, incentive compensation, travel, marketing, accounting, auditing and legal fees and certain other expenses are kept within its corporate results and not allocated to its business segments.
Newcomerstown fire (gain) loss, net. Refer to discussion under “Newcomerstown Fire costs, net of recoveries” above.
Impairment of long-lived assets. As required by GAAP, when certain conditions or events occur, the Company recognizes impairment losses to reduce the carrying value of goodwill, other intangible assets and property, plant and equipment to their estimated fair values. During the year ended December 31, 2012, Jason recognized impairment losses with respect to idle manufacturing facilities located in Kolding, Denmark and Cleveland, Ohio.
Loss on disposals of fixed assets-net. In the ordinary course of business, the Company disposes of fixed assets that are no longer required in its day to day operations with the intent of generating cash from those sales.
Restructuring. In the past several years, the Company has made changes to its worldwide manufacturing footprint to reduce its fixed cost base. These actions have resulted in employee severance and other related charges, changes in its operating cost structure, movement of manufacturing operations and product lines between facilities, exit costs for consolidation and closure of plant facilities, employee relocation and lease termination costs, and impairment charges. It is likely that the Company will incur such costs in future periods as well. These operational changes and restructuring costs affect comparability between periods and segments.
Transaction-related expenses. Transaction-related expenses primarily consist of professional service fees related to the Business Combination and other related transactions, as well as the Company’s acquisition and divestiture activities. During the period January 1, 2014 through June 29, 2014, these transaction-related expenses included recognition of share-based compensation expense triggered upon a change in control, success-based investment banking fees, and other professional fees incurred in connection with the Business Combination.
Interest expense. Interest expense consists of interest paid to the Company’s lenders under its worldwide credit facilities and amortization of deferred financing costs.
Equity income. The Company maintains non-controlling interests in Asian joint ventures that are part of its finishing segment and it records a proportional share in the earnings of these joint ventures as required by GAAP. The amount of equity income recorded is dependent upon the underlying financial results of the joint ventures. During the first quarter of 2014, the Company completed the sale of its equity interests in two of its joint ventures.
Gain from sale of joint ventures. During the first quarter of 2014, the Company completed the sale of its 50% equity interests in two Asian joint ventures for a total of $11.5 million and recorded a gain from sale of $3.5 million.
Gain from involuntary conversion of equipment. In connection with the Newcomerstown Fire, Jason made capital expenditures for the years ended December 31, 2013, 2012 and 2011 to replace machinery, equipment and other assets destroyed in the fire. Under its insurance policies, Jason was entitled to receive cash equal to the replacement value of the assets destroyed in the fire. Because the replacement values were higher than the book values of the assets destroyed, a gain was recorded in accordance with GAAP at the time cash was received.
Other income-net. Other income is principally comprised of royalty income received from non-U.S. licensees, rental income from subleasing activities and public subsidies received in certain foreign locations.
Tax (benefit) provision. The Company’s tax provision is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are different than U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business, tax minimization planning and its ability to utilize various tax credits and net operating loss carryforwards. Income tax expense also includes the impact of provision to return adjustments, changes in valuation allowances and changes in reserve requirements for unrecognized tax benefits.
Accretion of preferred stock dividends and redemption premium. The Company records accretion of preferred stock dividends to reflect cumulative, undeclared dividends on its preferred stock. This recognition increases the preferred stock carrying value to its liquidation value through a charge to retained earnings, or in the absence of retained earnings, a charge to additional contributed capital. The accretion amounts are subtracted from net income to arrive at the net income available to common shareholders for the purposes of calculating the Company’s net income per share available to common shareholders. In addition, a redemption premium was recorded as a charge to retained earnings during the year ended December 31, 2013 as per the terms of the preferred stock.
General Factors Affecting the Results of Continuing Operations
Foreign exchange. The Company has a significant portion of its operations outside of the U.S. As such, the results of the Company’s operations are based on currencies other than the U.S. dollar. Changes in foreign currency exchange rates influence its financial results, and therefore the ability to compare results between periods and segments.
Seasonality. The Company’s seating segment is subject to seasonal variation due to the markets it serves and the stocking requirements of its customers. The peak season has historically been during the period from November through May. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and customer warehouses. There are, however, variations in the seasonal demands from year to year depending on weather, customer inventory levels, and model year changes. This seasonality and annual variations of this seasonality could impact the ability to compare results between time periods.
Consolidated Results of Operations
The following table sets forth our consolidated results of operations:

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
(in thousands)			2013	2012
Net sales	$325,335	$377,151	$680,845	$655,020
Cost of goods sold	270,676	294,175	527,371	515,154
Gross profit	54,659	82,976	153,474	139,866
Selling and administrative expenses	57,183	54,974	108,889	98,111
Newcomerstown fire (gain) loss - net	—	—	(12,483)	4,736
Impairment of long-lived assets	—	—	—	544
Loss on disposals of property, plant and equipment - net	57	338	22	472
Restructuring	1,131	2,554	2,950	1,631
Transaction-related expenses	2,533	27,783	1,073	1,028
Multiemployer pension plan withdrawal (gain) expense	—	—	(696)	3,395
Operating (loss) income	(6,245)	(2,673)	53,719	29,949
Interest expense	(16,172)	(7,301)	(20,716)	(18,612)
Equity income	381	831	2,345	1,510
Gain from sale of joint ventures	—	3,508	—	—
Gain from involuntary conversion of property, plant and equipment	—	—	6,351	6,103
Other income - net	167	107	636	543
(Loss) income before income taxes	(21,869)	(5,528)	42,335	19,493
Tax (benefit) provision	(7,889)	(573)	18,247	4,828
Net (loss) income	$(13,980)	$(4,955)	$24,088	$14,665
Less net loss attributable to noncontrolling interests	(2,362)	—	—	—
Net (loss) income attributable to Jason Industries	$(11,618)	$(4,955)	$24,088	$14,665
Accretion of preferred stock dividends and redemption premium	1,810	—	2,405	6,312
Net (loss) income available to common shareholders of Jason Industries	$(13,428)	$(4,955)	$21,683	$8,353

Other financial data: (1)

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,		Increase/(Decrease)
(in thousands, except percentages)			2014	2013	$	%
Consolidated
Net sales	$325,335	$377,151	$702,486	$680,845	$21,641	3.2%
Adjusted EBITDA	32,449	45,399	77,848	79,770	(1,922)	(2.4)
Adjusted EBITDA % of net sales	10.0%	12.0%	11.1%	11.7%	(60) bps

	Predecessor
	Year Ended December 31,		Increase/(Decrease)
(in thousands, except percentages)	2013	2012	$	%
Net sales	$680,845	$655,020	$25,825	3.9%
Adjusted EBITDA	79,770	70,538	9,232	13.1
Adjusted EBITDA % net sales	11.7%	10.8%	90 bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for a reconciliation of Adjusted EBITDA to Net Income.

June 30, 2014 through December 31, 2014 (Successor), January 1, 2014 through June 29, 2014 (Predecessor), and the year ended December 31, 2013 (Predecessor)
Net sales. Net sales were $702.5 million for the combined year ended December 31, 2014, an increase of $21.6 million, or 3.2%, compared to $680.8 million in 2013, reflecting increased net sales in the seating segment of $6.7 million, increased net sales in the finishing segment of $7.2 million, and increased net sales in the acoustics segment of $14.2 million, partially offset by decreased net sales in the components segment of $6.4 million. See further discussion of segment results below. Changes in consolidated sales levels throughout our segments in both periods are principally the result of changes in volume as net price changes were not significant.
Changes in foreign currency exchange rates compared to the U.S. dollar had a net unfavorable impact of $1.0 million on finishing segment sales during the combined year ended December 31, 2014, compared with 2013. This change was due principally to changes in exchange rates of the U.S. dollar against the Euro during the year ended December 31, 2014. The impact of exchange rates on net sales of the other segments was not significant.
Cost of goods sold. Cost of goods sold was $270.7 million for the period June 30, 2014 through December 31, 2014, and was $294.2 million for the period January 1, 2014 through June 29, 2014, compared to $527.4 million for the year ended December 31, 2013. The increase during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily attributable to (i) the recognition of $5.8 million and $1.6 million of increased inventory costs and depreciation expense, respectively, during the period June 30, 2014 through December 31, 2014 resulting from recognizing inventory and property, plant, and equipment at fair value in acquisition accounting for the Business Combination, (ii) the impact of increased net sales and product mix on our raw material, labor, and variable overhead costs, and (iii) incremental labor and overhead costs related to inefficiencies associated with the acceleration of the closure of the acoustics segment manufacturing facility in Norwalk, Ohio, and transition of production to other existing acoustics manufacturing facilities during both the periods June 30, 2014 through December 31, 2014 and January 1, 2014 through June 29, 2014.
Gross profit. Gross profit was $54.7 million for the period June 30, 2014 through December 31, 2014 and $83.0 million for the period January 1, 2014 through June 29, 2014, compared to $153.5 million for the year ended December 31, 2013. The decrease in gross profit during the year ended December 31, 2014 compared to the year ended December 31, 2013 was driven primarily by higher inventory costs and depreciation expense due to recognizing inventory and property, plant, and equipment at fair value in acquisition accounting for the Business Combination during the period June 30, 2014 through December 31, 2014, increases in labor and overhead costs related to the acoustics segment and decreases in net sales at our components segment during both the periods June 30, 2014 through December 31, 2014 and January 1, 2014 through June 29, 2014, partially offset by increased net sales in our seating, finishing and acoustics segments.
Selling and administrative expenses. Selling and administrative expenses were $57.2 million for the period June 30, 2014 through December 31, 2014 and $55.0 million for the period January 1, 2014 through June 29, 2014, compared to $108.9 million during the year ended December 31, 2013.

During the period June 30, 2014 through December 31, 2014 the Company incurred $4.1 million of share-based compensation expense related to new equity awards granted upon consummation of the Business Combination, for which no expense was incurred in prior periods. Selling and administrative expenses for the period June 30, 2014 through December 31, 2014 include $2.0 million and $4.5 million of incremental depreciation and amortization expense, respectively, compared to the comparable period in 2013 resulting from recognizing property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination. The increase in selling and administrative expense in the year ended December 31, 2014 was partially attributable to increased compensation and benefits for additional employees and for research and development expenses in the acoustics and seating segments. Selling and administrative expenses also increased in both periods in 2014 compared to 2013 due to additional costs associated with the transition to Jason becoming a public company, including additional personnel costs, board of director compensation and expenses, third party professional fees and public filing related expenses, which totaled approximately $2.5 million in the year ended December 31, 2014. Selling and administrative expenses for 2013 include professional fees, expenses and special employee bonuses paid as a direct result of the 2013 Refinancing Transactions of $4.9 million.
Newcomerstown fire (gain), net. There was no Newcomerstown Fire loss or gain activity recorded during 2014, compared to a $12.5 million gain for the year ended December 31, 2013. The net gain recorded in 2013 represented insurance recoveries partially offset by material and labor inefficiencies, outsourcing, facility start-up costs and professional fees. The final insurance settlement payment associated with the Newcomerstown Fire was received in October 2013, which allowed Jason to reflect the final accounting in 2013.
Loss on disposals of fixed assets—net. For the period June 30, 2014 through December 31, 2014, a net loss of $0.1 million on disposals of fixed assets was incurred. For the period January 1, 2014 through June 29, 2014, the Company recognized a net loss on disposals of fixed assets of $0.3 million. For the year ended December 31, 2013, the loss on disposals of fixed assets was not material. Changes in the level of fixed asset disposals are dependent upon a number of factors, including changes in the level of asset sales, operational restructuring activities, and capital expenditure levels.
Restructuring. Restructuring was $1.1 million for the period June 30, 2014 through December 31, 2014 and $2.6 million for the period January 1, 2014 through June 29, 2014, compared to $3.0 million in the year ended December 31, 2013. The increase in the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to costs associated with the closure of the acoustics segment manufacturing facility in Norwalk. During 2013, Jason began the discontinuation of manufacturing operations in Norwalk and completed the closure in 2014, as production was shifted to existing acoustics segment facilities in Michigan and Mississippi and a new facility in Warrensburg, Missouri which opened in 2014 for the primary purpose of manufacturing acoustical components for a nearby automotive assembly plant.
Transaction-related expenses. For the period June 30, 2014 through December 31, 2014, transaction-related expenses were $2.5 million and were $27.8 million for the period January 1, 2014 through June 29, 2014 compared to $1.1 million for the year ended December 31, 2013. Transaction-related expenses primarily consisted of professional service fees related to the Business Combination and other related transactions, as well as the Company’s acquisition and divestiture activities. During the period January 1, 2014 through June 29, 2014, these transaction-related expenses included recognition of share-based compensation expense triggered upon a change in control, success-based investment banking fees, and other professional fees incurred in connection with the Business Combination.
Interest expense. Interest expense was $16.2 million for the period June 30, 2014 through December 31, 2014, and was $7.3 million for the period January 1, 2014 through June 29, 2014. Interest expense was $20.7 million for the year ended December 31, 2013. Interest expense for the period June 30, 2014 through December 31, 2014 reflects the Company’s new level of debt following the consummation of the Business Combination. See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion. In connection with the 2013 Refinancing Transactions, $1.4 million of deferred financing costs associated with Jason’s previous U.S. credit facility were written off and an additional $4.2 million of financing related costs were expensed in 2013.
Equity income. Equity income was $0.4 million for the period June 30, 2014 through December 31, 2014 and $0.8 million for the period January 1, 2014 through June 29, 2014, compared to $2.3 million for the year ended December 31, 2013. During the first quarter of 2014, Jason completed the sale of its 50% equity interests in two of its joint ventures, and as a result of the sale of the joint ventures, equity income decreased in 2014 as compared to 2013.
Gain from sale of joint ventures. During the first quarter of 2014, Jason completed the sale of its 50% equity interests in two Asian joint ventures for a total of $11.5 million and recorded a gain on sale of $3.5 million. Terms of the sale include a supply agreement that will allow Jason to purchase product at established prices over the three-year term of the agreement.
Gain from involuntary conversion of equipment. There was no gain from involuntary conversion of equipment recorded during 2014, compared to a $6.4 million gain recorded for the year ended December 31, 2013. During 2013, Jason received cash equal to the replacement value of assets destroyed in the Newcomerstown Fire. Because the replacement values were higher than the book values of the assets destroyed, Jason recorded gains, in accordance with GAAP, at the time the cash was received.
Other income —net. Other income was $0.2 million for the period June 30, 2014 through December 31, 2014 and $0.1 million for the period January 1, 2014 through June 29, 2014, and was $0.6 million for the year ended December 31, 2013.
(Loss) income before income taxes. (Loss) income before income taxes was $(21.9) million for the period June 30, 2014 through December 31, 2014 and $(5.5) million for the period January 1, 2014 through June 29, 2014, compared to $42.3 million for the year ended December 31, 2013. The decrease in income before income taxes is primarily due to increased restructuring and transaction-related expenses and increased inventory costs, depreciation and amortization expenses due to recognizing inventory, property, plant and equipment, and identifiable intangible assets at fair value in acquisition accounting for the Business Combination during the period June 30, 2014 through December 31, 2014. Selling and administrative expenses also increased in preparation for Jason becoming a public company upon the completion of the Business Combination in 2014. Income (loss) before income taxes for the year ended December 31, 2013 was positively impacted by the Newcomerstown Fire gain and Gain from involuntary conversion of property, plant, and equipment.
Tax provision (benefit). The tax provision (benefit) was $(7.9) million for the period June 30, 2014 through December 31, 2014 and $(0.6) million for the period January 1, 2014 through June 29, 2014, compared to $18.2 million for the year ended December 31, 2013. For all 2014 periods presented, the Company incurred losses before income taxes resulting in income tax benefits recorded during those periods as compared to an income tax provision during 2013. The effective tax rates for the predecessor period January 1, 2014 through June 29, 2014 was 10.4%. The effective tax rate for the successor period June 30, 2014 through December 31, 2014 was 36.1%. The Company’s tax provision (benefit) is impacted by a number of factors, including, among others, the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates, and the ability to utilize net operating loss carry forwards. The effective tax rate for the predecessor period January 1, 2014 through June 29, 2014 was lower than the U.S federal statutory rate primarily due to non-deductible transaction related costs. The effective tax rate for the successor period June 30, 2014 through December 31, 2014 was higher than the U.S federal statutory rate due to the overall composition of pre-tax losses, which includes pre-tax earnings in foreign jurisdictions with lower income tax rates. The comparable percentages for the year ended December 31, 2013 did not differ significantly from the U.S. federal statutory rate.
Net (loss) income. For the reasons described above, net (loss) income was $(14.0) million for the period June 30, 2014 through December 31, 2014 and $(5.0) million for the period January 1, 2014 through June 29, 2014, compared to $24.1 million for the year ended December 31, 2013.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $2.4 million for the period June 30, 2014 through December 31, 2014. Noncontrolling interests represent the Rollover Participants interest in JPHI. See Note 2 to the consolidated financial statements for further discussion.
Adjusted EBITDA. For the combined year ended December 31, 2014, Adjusted EBITDA was $77.8 million, or 11.1% of net sales, a decrease of $1.9 million, or 2.4%, compared to $79.8 million, or 11.7% of net sales, in the year ended December 31, 2013. The decreases were primarily due to incremental labor and overhead costs related to inefficiencies associated with the acceleration of the closure of the acoustics segment manufacturing facility, decreases in smart meter sales volume, and higher administrative costs related to increased staffing levels in preparation for Jason becoming a public company.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net sales. Net sales were $680.8 million for the year ended December 31, 2013, an increase of $25.8 million, or 3.9%, compared to $655.0 million for the year ended December 31, 2012, reflecting increased net sales in the acoustics segment of $32.2 million and in the seating segment of $2.7 million partially offset by declines in net sales in the finishing segment of $3.9 million and the components segment of $5.2 million. Changes in foreign currency exchange rates compared to the U.S. dollar had a net positive impact of $1.6 million on finishing segment sales due principally to the weakening of the U.S. dollar against the Euro. The impact of exchange rates on the other segments was not significant. Changes in sales levels throughout our segments were principally the result of changes in volume as net price changes were not significant.
The primary reason for the sales increase for the year ended December 31, 2013 was the strong performance of Jason’s acoustics segment, which achieved a sales increase of $32.2 million due to an increase of approximately 4% in North American automotive industry unit production levels combined with new automotive platform awards secured during 2013 as well the impact of a full year of revenue on new platforms launched in 2012. Net sales in the seating segment increased by $2.7 million during 2013 as sales increased to customers in the power sports, turf care and agricultural and construction industries from new product launches. These sales gains were partially offset by lower finishing segment sales due to lower sales by that segment’s European operations. The finishing segment’s European revenues, which declined $7.6 million on a constant currency basis, were mostly generated in the northern European countries, which saw their economies stagnate as a result of the debt crisis in southern Europe. Finishing segment sales in North America and in other parts of the world improved $2.1 million during 2013. Net sales in the components segment were down $5.2 million year over year, with lower sales to the rail market partially offset by strong sales to the smart meter industry.
Cost of goods sold. Cost of goods sold was $527.4 million for the year ended December 31, 2013, an increase of $12.2 million, or 2.4%, compared to $515.2 million for the year ended December 31, 2012. This increase was primarily attributable to the impact of increased net sales and product mix on our raw material, labor, and overhead costs associated with the increase in net sales as well as the overhead costs associated with the new acoustics segment facility in Battle Creek, Michigan that opened in 2013.
Gross profit. Gross profit was $153.5 million for the year ended December 31, 2013, an increase of $13.6 million, or 9.7%, compared to $139.9 million for the year ended December 31, 2012. This increase was driven primarily by the increase in net sales. Gross profit as a percent of net sales increased to 22.5% from 21.4% in 2012 due to a number of factors, including increased sales of higher value products particularly in the acoustics segment, lower material costs in the acoustics and seating segments, labor cost reductions in the seating segment, and overhead cost reductions in the finishing segment. The labor and overhead cost reductions were largely the result of improving plant layouts and streamlining processes in the seating segment, reducing the number of facilities in the finishing segment and moving higher labor content production activities from the U.S. and Germany to lower cost countries such as Mexico, Portugal and Romania in the finishing segment. These improvements were partially offset by the impact of higher sales of lower margin polishing products in the finishing segment and the start-up costs incurred by the components segment for a new product line for internal supply to the seating segment.
Selling and administrative expenses. Selling and administrative expenses were $108.9 million for the year ended December 31, 2013, an increase of $9.7 million, or 9.8%, compared to $99.2 million for the year ended December 31, 2012. The increase was primarily attributable to increased research and development expenses in the acoustics and seating segments and costs incurred to support higher sales levels and future growth, including investments in a larger team of sales representatives needed to achieve sales growth objectives in the finishing segment and increased compensation and benefits for additional employees primarily in the acoustics segment and in the corporate office; the impact of these items was approximately $5 million. Selling and administrative expenses for 2013 also included professional fees, expenses and special employee bonuses paid in connection with the 2013 Refinancing Transactions of $4.9 million.
Newcomerstown fire loss (gain), net. Jason recorded a net gain of $12.5 million for the year ended December 31, 2013, compared to a $4.7 million loss for the year ended December 31, 2012. A final insurance settlement payment was received in October 2013, which allowed Jason to reflect the final accounting in 2013. A net gain of $7.6 million was recorded in 2013 representing the recovery of costs incurred in 2011 and 2012 related to material and labor inefficiencies, outsourcing, facility start-up costs and professional fees. A gain of $4.9 million was also recorded in 2013 representing compensation received for lost margins caused by the fire.
Impairment of long-lived assets. For the year ended December 31, 2013, Jason did not recognize any impairment losses. During 2012, Jason recognized impairment losses on idle facilities in Cleveland, Ohio and Kolding, Denmark of $0.5 million and $0.1 million, respectively, to reduce the carrying value of those facilities to their fair values.
Loss (gain) on disposals of fixed assets-net. For the year ended December 31, 2013, Jason recognized an insignificant net loss on disposals of fixed assets compared to a gain of $0.5 million for the year ended December 31, 2012. Year to year changes in the level of fixed asset disposals are dependent upon a number of factors, including changes in the level of asset sales, operational restructuring activities, and capital expenditure levels. During 2013, no significant disposals of fixed assets occurred.
Restructuring. Restructuring was $3.0 million for the year ended December 31, 2013, an increase of $1.4 million, compared to $1.6 million for the year ended December 31, 2012. The increase was primarily due to the commencement of a plant closure in Norwalk, Ohio. During 2013, Jason began the discontinuation of manufacturing operations in Norwalk and completed the closure in 2014, and also incurred costs for the discontinuance of manufacturing at its Chepstow, UK facility. During 2012, Jason incurred restructuring costs to complete the closure of its Cleveland, Ohio manufacturing operations and transfer production to Richmond, Indiana, while also consolidating three facilities in France.
Transaction-related expenses. Transaction-related expenses were $1.1 million for the year ended December 31, 2013 compared to $1.0 million in 2012. Transaction-related expenses in 2013 primarily consisted of professional service fees related to the Company’s going-public transaction and other related transactions, as well as the Company’s acquisition and divestiture activities. Transaction-related expenses in 2013 primarily consisted of professional service fees related to acquisition and divestiture activities.
Multiemployer pension plan withdrawal expense (gain). Multiemployer pension plan withdrawal gain was $0.7 million for the year ended December 31, 2013 compared to an expense of $3.4 million for the year ended December 31, 2012. The 2012 expense amount represented Jason’s best estimate of the present value of the obligation with respect to the multiemployer pension plan it acquired in connection with the acquisition of Morton. The expense was recorded in connection with Jason’s decision to withdraw from the plan in August 2012. During 2013, Jason was provided with its actual withdrawal obligation by the plan administrator which was $0.7 million lower than the estimated liability recorded in 2012.
Interest expense. Interest expense was $20.7 million for the year ended December 31, 2013, an increase of $2.1 million, or 11.3%, compared to $18.6 million for the year ended December 31, 2012. In connection with the 2013 Refinancing Transactions, Jason wrote off $1.4 million of deferred financing costs associated with its previous U.S. credit facility and incurred $4.5 million of financing-related costs; the increased interest expense resulting from these items was partially offset by the reduction in interest expense resulting from lower interest rates (ranging from 2.75% to 3.25%) on the new U.S. credit facility.
Equity income. Equity income was $2.3 million for the year ended December 31, 2013, an increase of $0.8 million, or 55.3%, compared to $1.5 million for the year ended December 31, 2012. The increase was due to increased profitability at Jason’s Asian joint ventures, principally from new polishing industry projects in China.
Gain from involuntary conversion of equipment. Gain from involuntary conversion of equipment was $6.4 million for the year ended December 31, 2013, an increase of $0.3 million, or 4.1%, compared to $6.1 million for the year ended December 31, 2012. During both 2013 and 2012, Jason received cash equal to the replacement value of assets destroyed in the Newcomerstown Fire. Because the replacement values were higher than the book values of the assets destroyed, Jason recorded gains, in accordance with GAAP, at the time the cash was received.
Other income -net. Other income was $0.6 million for the year ended December 31, 2013, slightly higher than the level achieved in the year ended December 31, 2012. During 2013, Jason realized a $0.5 million gain on the settlement of a contractual dispute related to the Morton acquisition. This gain was partially offset by lower subsidies primarily due to reduced research and development expenses at Jason’s Mexican subsidiary in its acoustics segment, resulting in other income of approximately the same amount as the prior year.
Income before income taxes. Income before income taxes was $42.3 million for the year ended December 31, 2013, an increase of $22.8 million, compared to $19.5 million for the year ended December 31, 2012. The increase was primarily due to improved operating performance from higher sales, the impact of the Newcomerstown Fire ($12.5 million gain was recorded in 2013 compared with a $4.7 million loss in 2012), and the change in the liability associated with Morton’s withdrawal from the multiemployer pension plan ($3.4 million expense in 2012 and a $0.7 million gain in 2013).
Tax provision. Tax provision was $18.2 million for the year ended December 31, 2013, an increase of $13.4 million, or 277.9%, compared to $4.8 million for the year ended December 31, 2012. The increase was primarily due to an increase in income before income taxes, the recognition of a $2.2 million deferred tax provision on foreign earnings that were no longer considered permanently reinvested and the impact of favorable tax rulings on the tax provision in 2012. The effective income tax rates were 43.1% and 24.8% for the years ended December 31, 2013 and 2012, respectively. The difference between the effective income tax rate and the U.S. statutory rate of 35% for the year ended December 31, 2013 was primarily due to the recognition of a $2.2 million deferred tax provision on foreign earnings that were no longer considered permanently reinvested and the impact of state income taxes. The difference between the effective income tax rate and the U.S. statutory rate of 35% for the year ended December 31, 2012 was primarily due to the release of the valuation allowance and adjustment of deferred tax balances related to operating loss carryforwards at Jason’s primary German subsidiary; this was also the reason the effective income tax rate was lower in 2012 as compared with 2013.
Net income. For the reasons described above, net income was $24.1 million for the year ended December 31, 2013, an increase of $9.4 million, or 64.3%, compared to $14.7 million for the year ended December 31, 2012.
Adjusted EBITDA. Adjusted EBITDA was $79.8 million, or 11.7% of net sales, for the year ended December 31, 2013, an increase of $9.3 million, or 13.2%, compared to $70.5 million or 10.8% of net sales for the year ended December 31, 2012. The increase was primarily due to those factors discussed above, including net sales growth of 3.9% and increased gross profit margins due to increased sales of higher value products and lower material, labor and overhead costs.
Key Measures the Company Uses to Evaluate Its Performance
EBITDA and Adjusted EBITDA. The Company defines EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization and (gain)/loss on disposal of property, plant and equipment. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including long-lived asset impairment charges, integration and other operational restructuring charges, transactional legal fees, other professional fees and special employee bonuses, Newcomerstown Fire losses and gains, multiemployer pension plan withdrawal expense (gain), purchase accounting adjustments, sponsor fees and expenses, and non-cash share based compensation expense.

Management believes that Adjusted EBITDA provides a more clear picture of the Company’s operating results by eliminating expenses and income that are not reflective of the underlying business performance. The Company uses this metric to facilitate a comparison of operating performance on a consistent basis from period to period and to analyze the factors and trends affecting its segments. The Company’s internal plans, budgets and forecasts use Adjusted EBITDA as a key metric and the Company uses this measure to evaluate its operating performance and segment operating performance and to determine the level of incentive compensation paid to its employees.
Under Jason’s previous U.S. credit agreement, the definition of EBITDA was substantially the same as management’s definition of Adjusted EBITDA. The Senior Secured Credit Facilities (defined below) definition of EBITDA excludes income of partially owned affiliates, unless such earnings have been received in cash.
Set forth below is a reconciliation of Adjusted EBITDA to net income (in thousands) (unaudited):

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
			2013	2012
Net (loss) income	$(13,980)	$(4,955)	$24,088	$14,665
Tax (benefit) provision	(7,889)	(573)	18,247	4,828
Interest expense	16,172	7,301	20,716	18,612
Depreciation and amortization	20,375	12,852	27,005	24,166
Loss on disposals of fixed assets—net	57	338	22	472
EBITDA	14,735	14,963	90,078	62,743
Adjustments:
Impairment of long-lived assets(1)	—	—	—	544
Restructuring(2)	1,131	2,554	2,950	1,631
Transaction-related expenses(3)	2,533	27,783	1,073	1,028
Integration and other restructuring costs(4)	9,921	3,040	1,039	—
2013 Refinancing Transactions - Advisory, legal, professional fees and special bonuses(5)	—	—	4,931	—
Newcomerstown Fire income, net and related items(6)	—	—	(18,834)	(1,367)
Adjustment for non-discrete fire costs(7)	—	—	(1,419)	1,419
Multiemployer pension plan withdrawal expense (gain)(8)	—	—	(696)	3,395
Gain in claim settlement(9)	—	—	(455)	—
Sponsor fees(10)	—	567	1,103	1,145
Gain from sale of joint ventures(11)	—	(3,508)	—	—
Share-based compensation(12)	4,129	—	—	—
Total adjustments	17,714	30,436	(10,308)	7,795
Adjusted EBITDA	$32,449	$45,399	$79,770	$70,538

(1)	Represents non-cash charges incurred to adjust the carrying value of certain idle and underutilized facilities for their estimated values.

(2)
Restructuring includes costs associated with exit or disposal activities as defined by US GAAP related to facility consolidation, including one-time employee termination benefits, costs to close facilities and relocate employees, and costs to terminate contracts other than capital leases. During 2014, such costs primarily relate to the closure of the Norwalk, Ohio facility. See Note 4, “Restructuring Costs” of the accompanying consolidated financial statements for further information.

(3)
Transaction-related expenses primarily consist of professional service fees related to the Business Combination and other related transactions, as well as the Company’s acquisition and divestiture activities.

(4)
Integration and other restructuring costs includes equipment move costs and incremental facility preparation and related costs incurred in connection with the closure of the Norwalk, Ohio facility and the start-up of a new acoustics segment facility in Warrensburg, Missouri. Such costs are not included in restructuring for US GAAP purposes. During the period June 30, 2014 through December 31, 2014, integration and other restructuring costs includes $5.8 million of increased inventory costs recognized in cost of goods sold resulting from recording inventory at fair value in acquisition accounting for the Business Combination.

(5)
Represents professional fees, expenses and special employee bonuses paid in connection with the 2013 Refinancing Transactions. See Note 8, “Debt” of the accompanying consolidated financial statements for further information regarding the 2013 Refinancing Transactions.

(6)
Represents the net gain relating to incremental costs, operating inefficiencies, business interruption matters and involuntary conversions of equipment associated with the Newcomerstown Fire. See Note 17, “Newcomerstown Fire” of the accompanying consolidated financial statements for further information.

(7)	Represents the non-discrete operating inefficiencies associated with the Newcomerstown Fire that were incurred in 2012 and recovered from the insurance carrier during 2013.

(8)
Represents the expense (income) associated with the 2012 decision to withdraw from a union-sponsored and trusteed multiemployer pension plan at Morton. See Note 14, “Employee Benefit Plans” of the accompanying consolidated financial statements for further information.

(9)	Represents the elimination of a one-time gain associated with the settlement of a contractual dispute related to the 2011 acquisition of Morton.

(10)
Represents fees and expenses paid by Jason to Saw Mill Capital LLC and Falcon Investment Advisors, LLC under the Management Service Agreement, dated September 21, 2010. See Note 18, “Related Party Transactions” of the accompanying consolidated financial statements for further information.

(11)
Represents the gain on sale of the 50% equity interests in two joint ventures that was completed during the first quarter of 2014. See Note 3 “Sale of Joint Ventures” of the accompanying consolidated financial statements for further information.

(12)	Represents non-cash share based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan.
Adjusted EBITDA percentage of sales. Adjusted EBITDA as a percentage of sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments. Each of the Company’s segments has a target Adjusted EBITDA percentage level that it is expected to achieve over the next three to five years, which is based on peer group studies and the Company’s goals of becoming best in class in profitability and increasing shareholder value.
Segment Financial Data
The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the years ended December 31, 2014 and 2013. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for a reconciliation of the Company’s consolidated Adjusted EBITDA to net income which is the most comparable GAAP measure.

	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,		Increase/(Decrease)
(in thousands, except percentages)			2014	2013	$	%
Seating
Net sales	$67,033	$104,878	$171,911	$165,245	$6,666	4.0%
Adjusted EBITDA	8,337	17,668	26,005	25,601	404	1.6
Adjusted EBITDA % of net sales	12.4%	16.8%	15.1%	15.5%	(40) bps
Finishing
Net sales	$90,895	$96,692	$187,587	$180,406	$7,181	4.0%
Adjusted EBITDA	12,542	13,732	26,274	17,619	8,655	49.1
Adjusted EBITDA % of net sales	13.8%	14.2%	14.0%	9.8%	420 bps
Acoustics
Net sales	$108,807	$109,930	$218,737	$204,494	$14,243	7.0%
Adjusted EBITDA	8,912	9,676	18,588	23,426	(4,838)	(20.7)
Adjusted EBITDA % of net sales	8.2%	8.8%	8.5%	11.5%	(300) bps
Components
Net sales	$58,600	$65,651	$124,251	$130,700	$(6,449)	(4.9)%
Adjusted EBITDA	6,921	10,324	17,245	22,898	(5,653)	(24.7)
Adjusted EBITDA % of net sales	11.8%	15.7%	13.9%	17.5%	(360) bps
Corporate
Adjusted EBITDA	$(4,263)	$(6,001)	$(10,264)	$(9,774)	$(490)	(5.0)%
Consolidated
Net sales	$325,335	$377,151	$702,486	$680,845	$21,641	3.2%
Adjusted EBITDA	32,449	45,399	77,848	79,770	(1,922)	(2.4)
Adjusted EBITDA % of net sales	10.0%	12.0%	11.1%	11.7%	(60) bps

The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the years ended December 31, 2013 and 2012.

	Predecessor
	Year Ended December 31,		Increase/(Decrease)
(in thousands, except percentages)	2013	2012	$	%
Seating
Net sales	$165,245	$162,519	$2,726	1.7%
Adjusted EBITDA	25,601	22,576	3,025	13.4
Adjusted EBITDA % net sales	15.5%	13.9%	160 bps
Finishing
Net sales	$180,406	$184,308	$(3,902)	(2.1)%
Adjusted EBITDA	17,619	18,371	(752)	(4.1)
Adjusted EBITDA % net sales	9.8%	10.0%	(20) bps
Acoustics
Net sales	$204,494	$172,327	$32,167	18.7%
Adjusted EBITDA	23,426	13,405	10,021	74.8
Adjusted EBITDA % net sales	11.5%	7.8%	370 bps
Components
Net sales	$130,700	$135,866	$(5,166)	(3.8)%
Adjusted EBITDA	22,898	25,081	(2,183)	(8.7)
Adjusted EBITDA % net sales	17.5%	18.5%	(100) bps
Corporate
Adjusted EBITDA	$(9,774)	$(8,895)	$(879)	(9.9)%
Consolidated
Net sales	$680,845	$655,020	$25,825	3.9%
Adjusted EBITDA	79,770	70,538	9,232	13.1
Adjusted EBITDA % net sales	11.7%	10.8%	90 bps

Seating Segment
	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,		Increase/(Decrease)
(in thousands, except percentages)			2014	2013	$	%
Net sales	$67,033	$104,878	$171,911	$165,245	$6,666	4.0%
Adjusted EBITDA	8,337	17,668	26,005	25,601	404	1.6
Adjusted EBITDA % of net sales	12.4%	16.8%	15.1%	15.5%	(40) bps
For the combined year ended December 31, 2014, net sales were $171.9 million, an increase of $6.7 million, or 4.0%, compared to $165.2 million in 2013. The increase in net sales is primarily due to overall increased volumes associated with motorcycle OEM, construction, and turf care seats, partially offset by lower volumes of after-market motorcycle parts and accessories.
For the combined year ended December 31, 2014, Adjusted EBITDA was $26.0 million (15.1% of net sales), an increase of $0.4 million, or 1.6%, compared to $25.6 million (15.5% of net sales) in 2013. For the combined year ended December 31, 2014, Adjusted EBITDA decreased as a percent of net sales mainly due to unfavorable product mix and costs associated with new product development activities.

	Predecessor
	Year Ended December 31,		Increase/(Decrease)
(in thousands, except percentages)	2013	2012	$	%
Net sales	$165,245	$162,519	$2,726	1.7%
Adjusted EBITDA	25,601	22,576	3,025	13.4
Adjusted EBITDA % net sales	15.5%	13.9%	160 bps
Net sales in the seating segment for the year ended December 31, 2013 were $165.2 million, an increase of $2.7 million, or 1.7%, compared to $162.5 million for the year ended December 31, 2012. Net sales in the power sports, turf care and agricultural and construction industries were up $2.7 million compared to 2012, as a result of new product launches for existing customers. Net sales in the motorcycle product category in 2013 were at about the same level as 2012. Adjusted EBITDA for the year ended December 31, 2013 increased $3.0 million to $25.6 million (15.5% of net sales) from $22.6 million (13.9% of net sales) for the year ended December 31, 2012.
The Adjusted EBITDA increase as a percent of net sales was primarily due to the impact of higher sales and cost reduction efforts, with material productivity being the biggest contributor. Lower costs on commodities such as vinyl, substrate and fasteners, as well as material substitutions and lower scrap, drove $2.4 million in material savings year over year. Projects to improve plant layout and streamline processes resulted in direct labor cost reductions of $0.6 million. These benefits were partially offset by a $1.5 million increase in selling and administrative expenses primarily related to wages, benefits and new product development activities.

Finishing Segment
	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,		Increase/(Decrease)
(in thousands, except percentages)			2014	2013	$	%
Net sales	$90,895	$96,692	$187,587	$180,406	$7,181	4.0%
Adjusted EBITDA	12,542	13,732	26,274	17,619	8,655	49.1
Adjusted EBITDA % of net sales	13.8%	14.2%	14.0%	9.8%	420 bps
For the combined year ended December 31, 2014, net sales were $187.6 million, an increase of $7.2 million or 4.0%, compared to $180.4 million in 2013. On a constant currency basis (excluding a net unfavorable currency impact of $1.0 million for the combined year ended December 31, 2014), revenues increased by $8.2 million for the combined year ended December 31, 2014. The increase in net sales is due to both increased volumes and increases in product pricing. Net sales in 2014 increased in North America, South America, and Europe compared with the prior year.
For the combined year ended December 31, 2014, Adjusted EBITDA was $26.3 million (14.0% of net sales), an increase of $8.7 million or 49.1%, compared to $17.6 million (9.8% of net sales) in 2013. On a constant currency basis (excluding a net positive currency impact of $1.1 million for the combined year ended December 31, 2014), Adjusted EBITDA increased by $7.6 million for the combined year ended December 31, 2014. Foreign currency was favorably impacted by $1.2 million of transaction gains in 2014 related to U.S. Dollar accounts held in European entities. The increase in Adjusted EBITDA as a percent of net sales for the combined year ended December 31, 2014 primarily resulted from higher volumes and improved pricing, a favorable mix of products sold, strategic purchasing actions taken to reduce material costs, and leveraging lower cost manufacturing markets such as Mexico and Romania. The finishing segment was also able to effectively leverage its selling and administrative expense cost base, which contributed to the improvement in Adjusted EBITDA margin during the combined year ended December 31, 2014.

	Predecessor
	Year Ended December 31,		Increase/(Decrease)
(in thousands, except percentages)	2013	2012	$	%
Net sales	$180,406	$184,308	$(3,902)	(2.1)%
Adjusted EBITDA	17,619	18,371	(752)	(4.1)
Adjusted EBITDA % net sales	9.8%	10.0%	(20) bps
Net sales in the finishing segment for the year ended December 31, 2013 were $180.4 million, a decline of $3.9 million, or 2.1%, compared to $184.3 million for the year ended December 31, 2012. On a constant currency basis (excluding a net positive currency impact of $1.6 million), revenues decreased by $5.5 million in the year ended December 31, 2013. The decline was due to the weak European economy. The southern European economies have been softening for some time, but the bulk of the Company’s sales were generated from northern Europe, which experienced declines in the latter part of 2013. Finishing segment sales in Europe stabilized in late 2013 despite a full year decline of $7.6 million (on a constant currency basis) and after a $3.8 million decline (on a constant currency basis) in 2012. Net sales in North America and in the rest of the world for the year ended December 31, 2013 increased $2.1 million (on a constant currency basis) compared to the year ended December 31, 2012.
Adjusted EBITDA, on a comparative basis, was down $0.8 million in 2013 to $17.6 million from $18.4 million in 2012 as a result of the decline in European revenues and a less favorable mix of sales to lower margin polishing products, and higher selling and administrative expenses due in large part to investments in a larger team of sales representatives needed to achieve sales growth objectives. These additional costs were partially offset by gains in labor productivity and reduced overhead spending in the power brush and polishing product lines resulting from plant relocations and product line transfers to optimize manufacturing footprint and to take advantage of low cost country manufacturing. The finishing segment also benefited from an increase in equity earnings from partially owned affiliates due to improved performance at the segment’s Asian joint ventures.

Acoustics Segment
	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,		Increase/(Decrease)
(in thousands, except percentages)			2014	2013	$	%
Net sales	$108,807	$109,930	$218,737	$204,494	$14,243	7.0%
Adjusted EBITDA	8,912	9,676	18,588	23,426	(4,838)	(20.7)
Adjusted EBITDA % of net sales	8.2%	8.8%	8.5%	11.5%	(300) bps
For the combined year ended December 31, 2014, net sales were $218.7 million, an increase of $14.2 million, or 7.0%, compared to $204.5 million in 2013. The increase in net sales in the combined year ended December 31, 2014 was driven by an increase of approximately 5.5% in North American automotive industry vehicle production levels as compared with 2013, as well as revenue on new platforms launched in the second half of 2013 favorably impacting 2014. The impact of exchange rate changes did not have a significant effect on net sales for 2014 when compared to 2013.
For the combined year ended December 31, 2014, Adjusted EBITDA was $18.6 million (8.5% of net sales), compared to $23.4 million (11.5% of net sales) in 2013. The decrease in Adjusted EBITDA of $4.8 million for the combined year ended December 31, 2014 was caused primarily by approximately $7.0 million of incremental labor and overhead costs related to inefficiencies associated with the acceleration of the closure of the acoustics segment manufacturing facility in Norwalk, Ohio, as production is shifted to existing facilities in Battle Creek, Michigan and Columbus, Mississippi and a new facility in Warrensburg, Missouri, which opened in the fourth quarter of 2014. The accelerated relocation of production caused increased frictional costs, including production inefficiencies that drove higher direct labor costs, increased use of third-party manufactured materials, increased freight costs, and increased variable overhead. Selling and administrative expenses increased by $1.1 million in the combined year ended December 31, 2014, compared to 2013, caused primarily by additional salaries and benefits for new employees hired to support revenue growth. Foreign currency transaction losses of $0.6 million unfavorably impacted Adjusted EBITDA during 2014. The impact of these items was partially offset by higher Adjusted EBITDA associated with higher volumes and increased net sales during 2014.

	Predecessor
	Year Ended December 31,		Increase/(Decrease)
(in thousands, except percentages)	2013	2012	$	%
Net sales	$204,494	$172,327	$32,167	18.7%
Adjusted EBITDA	23,426	13,405	10,021	74.8
Adjusted EBITDA % net sales	11.5%	7.8%	370 bps
Net sales in the acoustics segment for the year ended December 31, 2013 were $204.5 million, an increase of $32.2 million, or 18.7%, compared to $172.3 million for the year ended December 31, 2012. The increase in sales was driven by an increase of approximately 4% in North American automotive industry unit production levels, combined with new automotive platform awards for the acoustics business secured during 2013, as well as a full year of revenue on new platforms launched in 2012. The impact of exchange rate changes did not have a significant impact on net sales for 2013 when compared to 2012. Adjusted EBITDA in the acoustics segment was $23.4 million (11.5% of net sales) in the year ended December 31, 2013 compared to $13.4 million (7.8% of net sales) in the year ended December 31, 2012.
Strong Adjusted EBITDA performance year over year was caused primarily by the profit contribution from the increase in revenues discussed above and our ability to leverage fixed costs on those increased revenues. In addition, improved product margins on new platform awards containing products viewed by our customers to be of higher value, and material cost reductions resulting from decreases in commodity prices, contributed to EBITDA improvement year over year. A $2.2 million increase in selling and administrative expenses, principally comprised of additional salaries and benefits for new employees hired to support current year and future growth, partially offset the profit improvement from higher net sales and lower material costs.

Components Segment
	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,		Increase/(Decrease)
(in thousands, except percentages)			2014	2013	$	%
Net sales	$58,600	$65,651	$124,251	$130,700	$(6,449)	(4.9)%
Adjusted EBITDA	6,921	10,324	17,245	22,898	(5,653)	(24.7)
Adjusted EBITDA % of net sales	11.8%	15.7%	13.9%	17.5%	(360) bps
For the combined year ended December 31, 2014, net sales were $124.3 million, a decrease of $6.4 million, or 4.9%, compared to $130.7 million in 2013. During the combined year ended December 31, 2014, the net sales decrease was primarily due to lower volumes and pricing of smart utility meters, partially offset by increases in sales volumes and increased pricing of rail car metal walkways.
For the combined year ended December 31, 2014, Adjusted EBITDA was $17.2 million (13.9% of net sales), compared to $22.9 million (17.5% of net sales) for the comparable period in 2013. The decrease in Adjusted EBITDA of $5.7 million during the combined year ended December 31, 2014 compared to 2013 was primarily due to decreases in smart meter sales volumes and pricing on consistent fixed costs and higher material costs, which negatively impacted Adjusted EBITDA and Adjusted EBITDA as a percent of net sales. In addition, Adjusted EBITDA in our expanded and perforated metals products was negatively impacted during 2014 by higher steel costs with delayed customer pricing increases, as well as an unfavorable product mix. Adjusted EBITDA for expanded and perforated metals products was also negatively impacted by higher labor and overhead costs associated with capacity expansion. Selling and administrative expenses were higher due to increased sales and engineering staffing to support market expansion initiatives.

	Predecessor
	Year Ended December 31,		Increase/(Decrease)
(in thousands, except percentages)	2013	2012	$	%
Net sales	$130,700	$135,866	$(5,166)	(3.8)%
Adjusted EBITDA	22,898	25,081	(2,183)	(8.7)
Adjusted EBITDA % net sales	17.5%	18.5%	(100) bps
Net sales in the components segment for the year ended December 31, 2013 were $130.7 million, a decrease of $5.2 million, or 3.8%, compared to $135.9 million for the year ended December 31, 2012. The sales decline was primarily due to lower sales to the rail market partially offset by increased net sales of smart meters. Sales of smart meters in the year ended December 31, 2012 were lower than years prior to 2011 due to timing of customer projects. By contrast, sales for the year ended December 31, 2013 increased $6.4 million as demand increased and the Company supplied meters for a one-time project. While the overall rail industry was robust, the rail car product mix shifted away from covered hopper cars to tank cars in 2013 due to the increased demand for oil transportation. There is less of the Company’s metal formed anti-slip running boards, walkways and ladders on tank cars and more competition in the market which caused a decrease in demand for its products.
Adjusted EBITDA declined to $22.9 million (17.5% of net sales) compared to $25.1 million (18.5% of net sales) in the year ended December 31, 2012 primarily due to lower net sales and startup costs of $0.6 million for a new product line being developed for internal supply to the seating segment.

Corporate
	Successor	Predecessor	Combined	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,		Increase/(Decrease)
(in thousands, except percentages)			2014	2013	$	%
Adjusted EBITDA	$(4,263)	$(6,001)	$(10,264)	$(9,774)	$(490)	(5.0)%
Corporate expense is principally comprised of the costs of the Company’s corporate operations including the compensation and benefits of the Chief Executive Officer and Chief Financial Officer, as well as personnel responsible for treasury, finance, insurance, in-house legal, human resources, tax planning and the administration of employee benefits. Corporate expense also includes third party legal, audit, tax and other professional fees and expenses and the operating costs of the corporate office.
The increase in expense in the combined year ended December 31, 2014 primarily resulted from additional costs associated with the transition to Jason becoming a public company, including additional personnel costs, board of director compensation and expenses, third party professional fees and public filing-related expenses, partially offset by reduced non-

equity-based incentive compensation expense in 2014 as compared to 2013.

	Predecessor
	Year Ended December 31,		Increase/(Decrease)
(in thousands, except percentages)	2013	2012	$	%
Adjusted EBITDA	$(9,774)	$(8,895)	$(879)	(9.9)%
The increase in Corporate expense in 2013 from 2012 primarily resulted from additional compensation and benefits costs attributable to the hiring of additional personnel.
Quarterly Results of Operations (unaudited)
You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. You should also keep in mind that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.
The following table presents our unaudited quarterly results of operations for the eight quarters in fiscal 2014 and fiscal 2013. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our consolidated financial position and operating results for the quarters presented.

	Predecessor		Combined (1)	Successor	Combined (1)
	1Q	2Q	3Q	4Q	Full Year
(in thousands, except percentages)	2014	2014	2014	2014	2014
Net sales	$186,536	$190,615	$161,168	$164,167	$702,486
Gross profit	$42,044	$41,622	$22,715	$31,254	$137,635
Net income (loss)	$7,736	$5,237	$(27,717)	$(4,191)	$(18,935)
Less net loss attributable to noncontrolling interests	$—	$—	$(1,654)	$(708)	$(2,362)
Net (loss) income attributable to Jason Industries	$7,736	$5,237	$(26,063)	$(3,483)	$(16,573)
Accretion of preferred stock dividends and redemption premium	$—	$—	$910	$900	$1,810
Net (loss) income available to common shareholders of Jason Industries	$7,736	$5,237	$(26,973)	$(4,383)	$(18,383)
Net (loss) income per share available to common shareholders of Jason Industries:
Basic and diluted	$7,736	$5,237	$(17,928)	$(0.20)	N/A
Weighted average number of common shares outstanding:
Basic and diluted	1	1	21,991	21,991	N/A

	Predecessor
	1Q	2Q	3Q	4Q	Full Year
(in thousands, except percentages)	2013	2013	2013	2013	2013
Net sales	$179,669	$176,196	$159,867	$165,113	$680,845
Gross profit	$40,414	$41,407	$38,319	$33,334	$153,474
Net income (loss)	$2,641	$10,264	$13,902	$(2,719)	$24,088
Less net (loss) attributable to noncontrolling interests	$—	$—	$—	$—	$—
Net (loss) income attributable to Jason Industries	$2,641	$10,264	$13,902	$(2,719)	$24,088
Accretion of preferred stock dividends and redemption premium	$986	$660	$505	$254	$2,405
Net (loss) income available to common shareholders of Jason Industries	$1,655	$9,604	$13,397	$(2,973)	$21,683
Net (loss) income per share available to common shareholders of Jason Industries:
Basic and diluted	$1,655	$9,604	$13,397	$(2,973)	$21,683
Weighted average number of common shares outstanding:
Basic and diluted	1	1	1	1	1
(1) The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information in the period June 30, 2014 through December 31, 2014 is not comparable to Jason’s predecessor financial information. Therefore, we did not combine certain financial information in the period June 30, 2014 through December 31, 2014 with Jason’s predecessor financial information in the period January 1, 2014 through June 29, 2014 for comparison to prior periods. We have combined our net sales and Adjusted EBITDA in the period June 30, 2014 through December 31, 2014 with Jason’s predecessor net sales and Adjusted EBITDA in the period January 1, 2014 through June 29, 2014. Net sales and Adjusted EBITDA were not affected by acquisition accounting.
Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of December 31, 2014, the Company had $62.3 million of available cash, $36.0 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $9.2 million available under short-term revolving loan facilities that the Company maintains outside the U.S. As of December 31, 2014, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $4.0 million. Included in the Company’s consolidated cash balance of $62.3 million at December 31, 2014, is cash of $24.5 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary or advisable by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities will provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures, debt service requirements, and investments in future growth to create value for our shareholders.
As of December 31, 2013, Jason had $16.3 million of available cash, $31.4 million of additional borrowings available under the revolving credit facility portion of its previous U.S. credit agreement, and $7.8 million available under short-term revolving loan facilities that Jason maintains outside the U.S. As of December 31, 2013, available borrowings under its previous U.S. revolving credit facility were reduced by outstanding letters of credit of $3.6 million. Included in Jason’s consolidated cash balance of $16.3 million at December 31, 2013, was $7.3 million of cash held at Jason’s non-U.S. operations.
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
As of December 31, 2014, the Company’s total outstanding indebtedness of $420.7 million was comprised of aggregate term loans outstanding under its Senior Secured Credit Facilities (defined below) of $412.2 million (net of a $7.0 million debt discount), various foreign bank term loans and revolving loan facilities of $6.5 million and capital lease obligations of $2.0 million. No amounts were outstanding under the revolving credit facility portion of the Senior Secured Credit Facilities as of December 31, 2014. As of December 31, 2013, Jason’s total outstanding indebtedness of $242.7 million was comprised of term loans outstanding under its U.S. credit agreement of $229.0 million (net of a $0.4 million debt discount), various foreign bank term loans and revolving loan facilities of $11.3 million and capital lease obligations of $2.4 million. No borrowings were outstanding under the U.S. revolving loan facility at December 31, 2013.
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $6.5 million as of December 31, 2014, including borrowings of $5.2 million incurred by the Company’s subsidiaries in Germany, and borrowings totaled $11.3 million as of December 31, 2013, including borrowings of $6.8 million and $2.7 million incurred by the Company’s subsidiaries in Germany and Mexico, respectively. There are certain restrictions included in loan agreements with the Company’s wholly-owned German subsidiary, Jason GmbH, that restrict the transfer of assets or payment of dividends to its shareholders. As a result, at December 31, 2013, the Company had restricted net assets from consolidated subsidiaries of approximately $39.8 million. The Company had restricted net assets from unconsolidated subsidiaries of zero and $8.2 million at December 31, 2014 and 2013, respectively, with the 2014 decrease resulting from the sale of our joint ventures in the first quarter of 2014 as described in Note 3 of the consolidated financial statements included herein. The restrictions have had no impact on the Company’s ability to meet its cash obligations.
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
The First Lien Term Loans have a seven-year maturity and the Revolving Credit Facility has a five-year maturity. The Second Lien Term Loans have an eight-year maturity. The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to 0.25% of the original principal amount of the First Lien Term Loans, with the balance payable at maturity. Neither the Revolving Credit Facility nor the Second Lien Term Loans amortize; each is repayable in full at maturity.
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
Interest Rate and Fees. At our election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities are based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the “prime rate” of Deutsche Bank AG New York Branch, (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings under the First Lien Term Facility and Second Lien Term Facility are subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility is subject to adjustment after the completion of Jason Incorporated’s first full fiscal quarter after the closing of the Business Combination based upon Jason Incorporated’s consolidated first lien net leverage ratio.
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
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, initially specified at 5.50 to 1.00, with periodic decreases beginning on July 1, 2016 to 5.25 to 1.00 and decreasing to 4.50 to 1.00 on December 31, 2017 and thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable. As of December 31, 2014 the consolidated first lien net leverage ratio was 4.86 to 1.00, and the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letters of credit was less than 25 percent revolving credit commitments. As of December 31, 2014, the Company was in compliance with the financial covenants contained in its credit agreements.
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
Series A Preferred Stock
Holders of the 45,000 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A  Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock. On September 18, 2014 the Board of Directors declared a dividend of $20.22 per share to holders of record on August 15, 2014 of the Company’s Series A Preferred Stock, totaling $0.9 million. On December 18, 2014 the Board of Directors declared a dividend of $20.00 per share to holders of record on November 15, 2014 of the Company’s Series A Preferred Stock, totaling $0.9 million.
Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”) as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable as a percentage of net sales. NOWC as a percentage of rolling twelve month net sales was 14.1% as of December 31, 2014 and 13.4% as of December 31, 2013. Set forth below is a table summarizing NOWC as of December 31, 2014 and December 31, 2013.

	Successor	Predecessor
(in thousands)	December 31, 2014	December 31, 2013
Accounts receivable—net	$80,080	$77,003
Inventories	80,546	72,259
Accounts payable	(57,704)	(58,042)
Net Operating Working Capital	$102,922	$91,220
In overall dollar terms, the Company’s NOWC is generally lower at the end of the calendar year due to reduced sales activity around the holiday season. NOWC peaks at the end of the first quarter as the Company experiences high seasonal demand from certain customers, particularly those serving the motor sports, lawn and garden equipment and small engine markets to fill the supply chain for the spring season. There are, however, variations in the seasonal demands from year to year depending on weather, customer inventory levels, and model year changes. The Company historically generates approximately 52-55% of sales in the first half of the year.
Short-Term and Long-Term Liquidity Requirements
Jason’s ability to make principal and interest payments on borrowings under its U.S. and foreign credit facilities and its ability to fund planned capital expenditures will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on its current level of operations, Jason believes that its existing cash balances and expected cash flows from operations will be sufficient to meet its operating requirements for at least the next 12 months. However, Jason may require borrowings under its credit facilities and alternative forms of financings or investments to achieve its longer-term strategic plans.
Historically, Jason’s capital expenditures have ranged between 2% and 3% of annual sales with year to year fluctuations caused by the nature and timing of specific capital projects. Capital expenditures during 2014 were $26.4 million, or 3.8% of annual sales, and were primarily due to the construction of a new acoustics segment manufacturing facility in Warrensburg, Missouri. Capital expenditures for 2015 are expected to be $30 million to $36 million due to the construction of a new acoustics segment manufacturing facility for underbody production, but could vary from that depending on business performance, growth opportunities, and the amount of assets we lease instead of purchase. The Company finances its annual capital requirements with funds generated from operations.
Warrant Repurchase
On May 6, 2014, we commenced a tender offer to purchase up to 9,200,000 of our public warrants at a purchase price of $0.75 per warrant, which was subsequently increased to $1.00 per warrant on June 18, 2014 and $1.50 per warrant on July 7, 2014, subject to certain conditions, including the consummation of the Business Combination. The warrant tender offer expired on July 18, 2014 and a total of 4.4 million warrants were validly tendered and not properly withdrawn for a total purchase price of approximately $6.6 million.
In February 2015, our Board of Directors authorized the purchase of up to $5 million of our outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority.
Consolidated Condensed Statements of Cash Flows for the Years ended December 31, 2014 (Successor), 2013 (Predecessor) and 2012 (Predecessor):

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
(in thousands)			2013	2012
Cash flows (used in) provided by operating activities	$(7,606)	$4,241	$58,078	$26,838
Cash flows (used in) provided by investing activities	(505,004)	138	(18,223)	(17,147)
Cash flows provided by (used in) financing activities	400,702	6,896	(53,242)	4,967
Effect of exchange rate changes on cash and cash equivalents	(2,890)	(122)	148	165
Net increase (decrease) in cash and cash equivalents	(114,798)	11,153	(13,239)	14,823
Cash and cash equivalents at beginning of period	177,077	16,318	29,557	14,734
Cash and cash equivalents at end of period	$62,279	$27,471	$16,318	$29,557
Depreciation and amortization	$20,375	$12,852	$27,005	$24,166
Capital expenditures, net of insurance proceeds	$15,359	$10,998	$19,097	$17,756
Period June 30, 2014 through December 31, 2014 (Successor) and the Period January 1, 2014 Through June 29, 2014 (Predecessor)
Cash Flows (Used in) Provided by Operating Activities
In the period June 30, 2014 through December 31, 2014, cash flows used in operating activities were $(7.6) million. The cash flows used in operating activities were significantly impacted by (i) a net loss of $(14.0) million and (ii) payments of $9.8 million of accrued transaction costs and professional fees incurred by Quinpario Acquisition Corp. related to the Business Combination and other potential acquisitions that were not consummated and were paid upon consummation of the Business Combination, (iii) partially offset by a net increase in cash due to changes in working capital of $0.3 million.
In the period January 1, 2014 through June 29, 2014, cash flows provided by operating activities were $4.2 million. The cash flows provided by operating activities were significantly impacted by (i) a net loss of $(5.0) million and (ii) increases of $16.8 million of accrued transaction costs and professional fees incurred by Jason related to the Business Combination and paid upon consummation of the Business Combination, (iii) partially offset by a net decrease in cash due to changes in working capital of $19.4 million.

Cash Flows (Used in) Provided by Investing Activities
In the period June 30, 2014 through December 31, 2014, cash flows used in investing activities were $(505.0) million. The cash flows used in investing activities were primarily the result of the acquisition of Jason for $489.2 million, net of $11.0 million of cash acquired, and capital expenditures for the acquisition of property, plant, and equipment of $15.4 million.
In the period January 1, 2014 through June 29, 2014, cash flows provided by investing activities were $0.1 million. The cash flows provided by investing activities were primarily the result of $11.5 million of proceeds from the sale of two of the Company’s joint ventures in Asia, partially offset by capital expenditures for the acquisition of property, plant, and equipment of $11.0 million.
Cash Flows Provided by Financing Activities
In the period June 30, 2014 through December 31, 2014, cash flows provided by financing activities were $400.7 million. The cash flows provided by financing activities were primarily the result of (i) net proceeds from the First Lien Term Loans and Second Lien Term Loans on our new Senior Secured Credit Facility of $412.5 million and (ii) net proceeds from issuance of preferred stock of $42.5 million, partially offset by (iii) common stock redemptions of $26.1 million, (iv) debt issuance costs of $13.1 million, (v) payments for warrants tendered of $6.6 million, (vi) payments of deferred underwriters fees of $5.2 million related to the Company’s initial public offering, and (vii) payments of preferred stock dividends of $0.9 million.
In the period January 1, 2014 through June 29, 2014, cash flows provided by financing activities were $6.9 million. The cash flows provided by financing activities were primarily the result of net proceeds from U.S. revolving loans of $11.0 million, partially offset by net payments of other long-term debt of $2.5 million and U.S. term loan payments of $1.2 million.
Depreciation and Amortization
Depreciation and amortization totaled $20.4 million and $12.9 million for the the period June 30, 2014 through December 31, 2014 and the period January 1, 2014 through June 29, 2014, respectively, compared with $27.0 million for the year ended 2013. The $6.3 million increase in 2014 was primarily caused by recording property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination.
Capital Expenditures
Capital expenditures for property, plant, and equipment totaled $15.4 million and $11.0 million for the period June 30, 2014 through December 31, 2014 and the period January 1, 2014 through June 29, 2014, respectively. Capital expenditures, net of proceeds from our property insurance carrier, totaled $19.1 million for the year ended December 31, 2013. Capital expenditures were at higher levels during 2014 due to the construction of a new acoustics segment manufacturing facility in Warrensburg, Missouri.
Cash Paid for Income Taxes
Cash paid for income taxes net of refunds totaled $2.7 million, $5.0 million, $10.1 million, and $3.7 million for the periods June 30, 2014 through December 31, 2014 and January 1, 2014 through June 29, 2014 and the years ended December 31, 2013 and 2012, respectively.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities totaled $58.1 million and $26.8 million for the years ended December 31, 2013 and 2012, respectively.
Operating cash flow increased $31.3 million in 2013 compared with 2012 due to the receipt of higher cash proceeds from Jason’s insurance carrier for Newcomerstown Fire-related claims. In 2013 this activity had a $14.3 million favorable impact on cash flows from operating activities compared with a negative $8.8 million impact in 2012 due to the lag in receiving reimbursement from our insurance carrier for incremental operating costs incurred as a result of the fire. Additionally, changes in working capital levels not connected with Newcomerstown Fire activity produced $6.3 million in positive cash flow for 2013 compared with a use of $8.5 million in 2012. The reduction in working capital (as reflected on the statement of cash flows) was attributable to a decrease in other current assets ($0.5 million) and inventories ($0.3 million), and increases in accounts payable ($2.5 million), accrued compensation and employee benefits ($0.5 million), accrued interest ($2.8 million), accrued income taxes ($1.1 million) and other current liabilities ($5.2 million), partially offset by increases in accounts receivable ($6.6 million).
The decrease in other current assets resulted from an increased level of value added tax refunds received in 2013 due to the timing of filing refund claims and lower customer tooling receivables from less tooling activity, both at Jason’s acoustics segment subsidiary in Mexico. The increase in accrued interest was due entirely to the timing of fourth quarter 2013 interest payments under the U.S. credit facility which were made in early January of 2014; interest on this facility was paid prior to the end of the year in 2012. Jason’s profitability has increased over recent years resulting in higher levels of income taxes and a higher accrual at the end of 2013 as compared to 2012. Other current liabilities increased in 2013 due to accruals for restructuring costs, professional fees and value added taxes. The accounts payable increase was in line with higher 2013 business levels. Despite higher overall business levels, inventories did not change significantly during 2013, which was due in most part to higher than normal inventory levels at the end of 2012 in our seating segment as a result of weak demand for turf care products. The accounts receivable increase of $6.8 million represented a 10% increase over the December 31, 2012 balance and compared favorably with the 13% increase in net sales realized in the last two months of 2013 as compared with the same period in 2012, reflecting strong year-end collection activity in our seating segment.
Cash Flows Used in Investing Activities
Cash flows used in investing activities of $18.2 million and $17.1 million for the years ended December 31, 2013 and 2012, respectively, were attributable to capital expenditures, including spending on assets to replace those destroyed in the Newcomerstown Fire less proceeds from the property insurance carrier and asset sales.
Cash flows used in investing activities in 2013 included $25.8 million for the purchase of capital assets and patents, of which $5.7 million related to the purchase of assets to replace those destroyed in the Newcomerstown Fire. These outflows were partially offset by cash proceeds of $6.5 million received from our insurance carrier for Newcomerstown replacement asset claims and $1.0 million from asset sales. Cash flows used in investing activities in 2012 included $26.4 million for capital assets and patents of which $8.6 million related to the purchase of assets to replace those destroyed in the Newcomerstown Fire. These outflows were partially offset by cash proceeds of $8.5 million received from our insurance carrier and $0.8 million from asset sales.
Cash Flows (Used in) Provided by Financing Activities
Cash flows used in financing activities totaled $53.3 million for the year ended December 31, 2013, while cash flows provided by financing activities totaled $5.0 million for the year ended December 31, 2012.
During 2013, Jason entered into a $260.0 million credit agreement with a syndicate of lenders. The agreement included a six-year, $225.0 million senior secured term loan and a five-year, $35.0 million revolving loan facility. The Credit Agreement was subsequently amended to increase the term loan by $10.0 million. The proceeds from these borrowings, which totaled $235.0 million, along with $49.6 million of existing cash, were used to retire borrowings outstanding under Jason’s previous U.S. credit agreement in the amount of $178.5 million, pay accrued interest of $0.9 million, pay related transaction fees and other expenses of $13.7 million (including $4.0 million of capitalized debt issuance costs) and pay dividends to equityholders and redeem preferred stock in the aggregate amount of $91.5 million. In addition to the activity described above, Jason also reduced debt by $14.2 million during 2013.
During 2012, Jason received $7.5 million in cash from new term loans representing the final portion of a $45.0 million increase to its then existing credit agreement that was negotiated in 2011. The new loans were principally used to finance the $34.0 million purchase price of Morton and to retire senior subordinated notes of $6.9 million. Excluding the additional loans described above, Jason’s outstanding debt decreased $2.2 million during 2012. No scheduled principal payments on term loans exceeded new borrowings, the most significant of which related to new loans of $4.4 million at our acoustics segment operation in Mexico used to fund the start-up of a new manufacturing facility in Celaya.
Depreciation and Amortization
Depreciation and amortization totaled $27.0 million and $24.2 million for the years ended December 31, 2013 and 2012, respectively. The $2.8 million increase in 2013 was primarily caused by fixed assets being placed into service in 2013, related to prior year capital spending.
Capital Expenditures
Capital expenditures, net of proceeds from our property insurance carrier, totaled $19.1 million and $17.8 million for the years ended December 31, 2013 and 2012, respectively.
Cash Paid for Income Taxes
Cash paid for income taxes totaled $10.1 million and $3.7 million for the years ended December 31, 2013 and 2012, respectively.
The increase in cash paid for income taxes of $6.4 million from $3.7 million paid in 2012 compared to $10.1 million paid in 2013, was primarily attributable to an increase in U.S. taxable income. In 2013, Jason paid U.S. federal and state income taxes of $9.2 million and foreign income taxes of $0.9 million. Cash paid for income taxes in 2012 was comprised of U.S. federal and state income taxes of $2.4 million and foreign income taxes of $1.3 million.

Commitments and Contractual Obligations
The following table presents Jason’s commitments and contractual obligations as of December 31, 2014, as well as its long-term obligations (in thousands):

		Payments Due by Period
	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt obligations under U.S. credit agreement(1)	$419,225	3,100	6,200	6,200	403,725
Other long-term debt obligations	6,515	1,870	872	3,773	—
Interest payments on long-term debt obligations(2)	600	302	224	68	6
Capital lease obligations(3)	1,959	400	785	546	228
Operating lease obligations(4)	35,156	8,413	11,793	7,058	7,892
Purchase obligations(5)	12,406	11,672	734	—	—
Other long-term liabilities(6)	18,072	18,072	—	—	—
Multiemployer and UK pension obligations(7)	2,904	236	472	472	1,724
Total	$496,837	$44,065	$21,080	$18,117	$413,575

(1)
In connection with the consummation of the Business Combination, all indebtedness under Jason’s previous credit agreement was repaid in full and the Company entered into the New Credit Agreements (defined above). Non-U.S. debt was not repaid in connection with the Business Combination. See the section above entitled “Senior Secured Credit Facilities” for further information on the New Credit Agreements.

(2)
Amounts represent the expected cash payments of interest expense on long-term debt obligations and were calculated using interest rates in place as of December 31, 2014 and assuming that the underlying debt obligations will be repaid in accordance with their terms.

(3)	Amounts represent the expected cash payments of capital leases

(4)	Operating leases represent the minimum rental commitments under non-cancelable opereating leases.

(5)
Jason routinely issues purchase orders to numerous vendors for inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor, and as such, are excluded from the obligations table.

(6)
Other long-term liabilities primarily consist of obligations for uncertain tax positions, pension obligations, postretirement health and other benefits, insurance accruals and other accruals. Other than payments required with respect to the former Morton multiemployer pension plan and a pension plan in the UK (see Note (7) below), Jason is unable to determine the ultimate timing of these liabilities and, therefore, no payment amounts were included in the contractual obligations table.

(7)	Represent contributions required with respect to the former Morton multiemployer pension plan as a result of the withdrawal from the plan and required contributions to the pension plan in the UK.
Off-Balance Sheet Arrangements
Jason leases certain machinery, transportation equipment and office, warehouse and manufacturing facilities under various operating lease agreements. Under most arrangements, Jason pays the property taxes, insurance, maintenance and expenses related to the leased property. See Note 9, “Lease Obligations”, in the notes to the consolidated financial statements and the “Contractual Obligations” table above for further information.
The Company had outstanding letters of credit totaling $4.0 million, $3.6 million, and $4.6 million as of December 31, 2014, 2013 and 2012, respectively, the majority of which secure self-insured workers compensation liabilities.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Jason evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Although Jason has listed a number of accounting policies below which it believes to be the most critical, Jason also believes that all of its accounting policies are important to the reader. Therefore, please see Note 1, “Summary of Significant Accounting Policies”, of the accompanying consolidated financial statements of the Company appearing elsewhere in this Annual Report.
Inventories: Inventories are valued at the lower of cost or market. The first-in, first-out (FIFO) method is used to determine the cost for all inventories. The valuation of inventories includes material, labor and overhead and requires management to determine the amount of manufacturing variances to capitalize into inventories. The Company capitalizes material, labor and overhead variances into inventories based upon estimates of key drivers, which generally include raw material purchases (for material variances), standard labor (for labor variances) and calculations of inventory turnover (for overhead variances). In some cases, the Company has determined a certain portion of its inventories is excess or obsolete. In those cases, the Company writes down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. The Company believes that such estimates are made based on consistent and appropriate methods; however, actual results may differ from estimates under different assumptions or conditions.
Goodwill, Other Intangible Assets and Other Long-Lived Assets: The Company’s goodwill, other intangible assets and tangible fixed assets are held at historical cost, net of depreciation and amortization, less any provision for impairment. Intangible and tangible assets with determinable lives are amortized or depreciated on a straight line basis over estimated useful lives as follows:

Intangible Assets
Goodwill	No amortization
Patents	Amortized over 7 years
Customer relationships	Amortized over 10 to 15 years
Trademarks and other intangible assets	Amortized over 5 to 18 years

Tangible Assets
Land	No depreciation
Land improvements	Depreciated over 20 years
Buildings and improvements	Depreciated over 2 to 40 years
Machinery and equipment	Depreciated over 2 to 10 years
On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of its reporting units to the carrying value to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the unit’s goodwill. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The Company also reviews other intangible assets and tangible fixed assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.
As a result of acquisition accounting for the Business Combination, the carrying value of each of the Company’s reporting units was equal to its fair value on the acquisition date. In performing the annual goodwill impairment assessment in the fourth quarter of 2014, the estimated fair values exceeded the carrying values of all of the Company’s reporting units. In one of the Company’s reporting units, the percentage by which estimated fair value exceeded carrying value was less than 10%. As the carrying values of tangible assets and other intangible assets within the Company’s reporting units decrease due to depreciation and amortization and as the fair value of the reporting units increases through value creation, we expect that the percentage by which estimated fair value exceeds carrying value will increase in the future. The Company is subject to financial statement risk in the event that business or economic conditions unexpectedly decline and goodwill becomes impaired.
A considerable amount of management judgment and assumptions is required in performing the impairment tests, principally in determining the fair value of each reporting unit and the specifically identifiable intangible and tangible assets. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, additional impairment charges could be required.

Employee Benefit Plans: The Company provides a range of benefits to employees and certain former employees, including in some cases pensions and postretirement health care, although the majority of these plans are frozen to new participation. The Company recognizes pension and post-retirement benefit income and expense and assets and obligations that are based on actuarial valuations using a December 31 measurement date and that include key assumptions regarding discount rates, expected returns on plan assets, retirement and mortality rates, future compensation increases, and health care cost trend rates. The approach the Company uses to determine the annual assumptions is as follows:

•
Discount Rate: The Company’s discount rate assumptions are based on the interest rate of high-quality corporate bonds, with appropriate consideration of our plans’ participants’ demographics and benefit payment terms.

•
Expected Return on Plan Assets: The Company’s expected return on plan assets assumptions are based on our expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.

•	Compensation Increase: The Company’s compensation increase assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation.

•	Retirement and Mortality Rates: The Company’s retirement and mortality rate assumptions are based primarily on actual plan experience and mortality tables.

•	Health Care Cost Trend Rates: The Company’s health care cost trend rate assumptions are based primarily on actual plan experience and mortality inflation.
The Company reviews actuarial assumptions on an annual basis and makes modifications based on current rates and trends when appropriate. As required by GAAP, the effects of the modifications are recorded currently or amortized over future periods. Based on information provided by independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. See Note 14, “Employee Benefit Plans”, of the accompanying consolidated financial statements for further discussion.
Income Taxes: The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities. The Company assesses its income tax positions and records tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon the conclusion of an examination, the Company has recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those tax positions that do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credit and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company has established valuation allowances against certain of our deferred tax assets relating to foreign and state net operating loss and credit carryforwards. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded. See Note 13, “Income Taxes”, of the accompanying consolidated financial statements for further discussion.
Use of Estimates: The Company records reserves or allowances for returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental matters, warranty claims, workers compensation claims, product and non-product litigation and incentive compensation. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made on a consistent basis and with appropriate assumptions and methods. However, actual results may differ from these estimates.
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
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.
In April 2014, the FASB issued guidance changing the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operating and financial results. The new guidance also expanded the disclosure requirements about discontinued operations. The new guidance is effective for fiscal years and reporting periods beginning after December 15, 2014 with early adoption permitted. The impact of the adoption of this guidance on the Company’s consolidated financial statements will depend on the Company’s future disposal activity.
In July 2013, the FASB issued guidance designed to clarify the financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance is effective for reporting periods beginning after December 15, 2013, and did not have a material impact on the Company’s consolidated financial statements.
In March 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance for cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. These amendments provide guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. The amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK
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
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $154.5 million, or 22%, of our sales originated in a currency other than the U.S. dollar in 2014. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the year ended December 31, 2014, sales denominated in Euros approximated $109.3 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $10.9 million, respectively, and our net income (loss) would increase or decrease by approximately $0.4 million, respectively. The net assets and liabilities of our non-U.S. subsidiaries, which totaled approximately $101 million as of December 31, 2014, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The translation adjustments recorded in other comprehensive income at December 31, 2014 resulted in a decrease to shareholders’ equity of $10.6 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled over an extended period, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of December 31, 2014, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of December 31, 2014, long-term debt denominated in currencies other than the USD totaled approximately $8.5 million.
Interest Rate Risk: The Company utilizes a combination of short-term and long-term debt to finance our operations and is exposed to interest rate risk on our outstanding floating rate debt instruments, which bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Borrowings under U.S. credit facilities bear interest at rates tied to either the “prime rate” of Deutsche Bank AG New York Branch, the federal funds effective rate, the Eurocurrency rate, or a Eurocurrency rate determined by reference to LIBOR, subject to an established floor. During the years ended December 31, 2014, 2013 and 2012, applicable interest rates have been substantially lower than the designated floors; therefore, interest rates have not been subject to change. Assuming that the rates remain below the floor of our Senior Secured Credit Facilities, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt, excluding debt outstanding under the U.S. credit agreement would result in a minor change in interest expense on an annual basis. As of December 31, 2014, the Company did not have any interest rate swap or cap arrangements in place.
Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering (“VAVE”) initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of December 31, 2014, the Company did not have any commodity hedging instruments in place.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
As of December 31, 2014 (Successor) and 2013 (Predecessor) and for the periods June 30, 2014 through December 31, 2014 (Successor), and January 1, 2014 through June 29, 2014 (Predecessor), and the years ended December 31, 2013 and 2012 (Predecessor)
Page
Reports of Independent Registered Public Accounting Firm	68
Consolidated Statements of Operations	70
Consolidated Statements of Comprehensive Income (Loss)	71
Consolidated Balance Sheets	72
Consolidated Statements of Shareholders' Equity	73
Consolidated Statements of Cash Flows	74
Notes to Consolidated Financial Statements	75

Index to Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts	107

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Jason Industries, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2014 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the period from June 30, 2014 through December 31, 2014 present fairly, in all material respects, the financial position of Jason Industries, Inc. and its subsidiaries (Successor) at December 31, 2014, and the results of their operations and their cash flows for the period from June 30, 2014 through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the period from June 30, 2014 through December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
March 11, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Jason Industries, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the period from January 1, 2014 through June 29, 2014 and the years ended December 31, 2013 and 2012 present fairly, in all material respects, the financial position of Jason Partners Holdings Inc. and its subsidiaries (Predecessor) at December 31, 2013, and the results of their operations and their cash flows for the period from January 1, 2014 through June 29, 2014 and the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the period January 1, 2014 through June 29, 2014 and the years ended December 31, 2013 and 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
March 11, 2015

Jason Industries, Inc. Consolidated Statements of Operations (In thousands, except per share amounts)

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
			2013	2012
Net sales	$325,335	$377,151	$680,845	$655,020
Cost of goods sold	270,676	294,175	527,371	515,154
Gross profit	54,659	82,976	153,474	139,866
Selling and administrative expenses	57,183	54,974	108,889	98,111
Newcomerstown fire (gain) loss - net	—	—	(12,483)	4,736
Impairment of long-lived assets	—	—	—	544
Loss on disposals of property, plant and equipment - net	57	338	22	472
Restructuring	1,131	2,554	2,950	1,631
Transaction-related expenses	2,533	27,783	1,073	1,028
Multiemployer pension plan withdrawal (gain) expense	—	—	(696)	3,395
Operating (loss) income	(6,245)	(2,673)	53,719	29,949
Interest expense	(16,172)	(7,301)	(20,716)	(18,612)
Equity income	381	831	2,345	1,510
Gain from sale of joint ventures	—	3,508	—	—
Gain from involuntary conversion of property, plant and equipment	—	—	6,351	6,103
Other income - net	167	107	636	543
(Loss) income before income taxes	(21,869)	(5,528)	42,335	19,493
Tax (benefit) provision	(7,889)	(573)	18,247	4,828
Net (loss) income	$(13,980)	$(4,955)	$24,088	$14,665
Less net loss attributable to noncontrolling interests	(2,362)	—	—	—
Net (loss) income attributable to Jason Industries	$(11,618)	$(4,955)	$24,088	$14,665
Accretion of preferred stock dividends and redemption premium	1,810	—	2,405	6,312
Net (loss) income available to common shareholders of Jason Industries	$(13,428)	$(4,955)	$21,683	$8,353

Net (loss) income per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.61)	$(4,955)	$21,683	$8,353
Weighted average number of common shares outstanding:
Basic and diluted	21,991	1	1	1
Cash dividends paid per common share	$—	$—	$43,055	$—
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Statements of Comprehensive Income (Loss) (In thousands)

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
			2013	2012
Net (loss) income	$(13,980)	$(4,955)	$24,088	$14,665
Other comprehensive (loss) income:
Employee retirement plan adjustments, net of tax ($706), ($105), $643, and ($942), respectively	(1,726)	(687)	1,002	(541)
Cumulative foreign currency translation adjustments associated with joint ventures sold	—	(591)	—	—
Foreign currency translation adjustments	(12,792)	(465)	1,731	1,073
Total other comprehensive (loss) income	(14,518)	(1,743)	2,733	532
Comprehensive (loss) income	(28,498)	(6,698)	26,821	15,197
Less: Comprehensive (loss) attributable to noncontrolling interests	(4,815)	—	—	—
Comprehensive (loss) income attributable to Jason Industries	$(23,683)	$(6,698)	$26,821	$15,197
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Balance Sheets (In thousands, except share and per share amounts)

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$62,279	$16,318
Accounts receivable - net of allowances for doubtful accounts of $2,415 and $2,227 at December 31, 2014 and 2013, respectively	80,080	77,003
Inventories - net	80,546	72,259
Deferred income taxes	11,105	6,755
Investments in partially-owned affiliates held for sale	—	8,211
Other current assets	23,087	19,746
Total current assets	257,097	200,292
Property, plant and equipment - net	176,478	126,286
Goodwill	156,106	34,198
Other intangible assets - net	198,683	49,131
Other assets - net	21,040	13,110
Total assets	$809,404	$423,017

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$5,375	$6,904
Accounts payable	57,704	58,042
Accrued compensation and employee benefits	14,035	20,831
Accrued interest	199	2,998
Other current liabilities	21,759	23,548
Total current liabilities	99,072	112,323

Long-term debt	415,306	235,831
Deferred income taxes	91,205	27,774
Other long-term liabilities	21,146	16,617
Total liabilities	626,729	392,545

Commitments and Contingencies (Note 16)

Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 45,000 shares issued and outstanding at December 31, 2014)	45,000	—
Jason (Predecessor) common stock, $0.001 par value (1,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2013)	—	—
Jason Industries (Successor) common stock, $0.0001 par value (120,000,000 shares authorized, 21,990,666 shares issued and outstanding at December 31, 2014)	2	—
Additional paid-in capital	140,312	25,358
Retained (deficit) earnings	(21,539)	4,640
Accumulated other comprehensive (loss) income	(12,065)	474
Shareholders' equity attributable to Jason Industries	151,710	30,472
Noncontrolling interests	30,965	—
Total equity	182,675	30,472
Total liabilities and equity	$809,404	$423,017

The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Statements of Shareholders’ Equity (In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Shareholders' Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011, Predecessor	—	$—	—	$—	$37,724	$4,903	$(2,791)	$39,836	$—	$39,836
Stock compensation expense	—	—	—	—	195	—	—	195	—	195
Accretion of redeemable preferred stock	—	—	—	—	—	(6,312)	—	(6,312)	—	(6,312)
Net income	—	—	—	—	—	14,665	—	14,665	—	14,665
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	(541)	(541)	—	(541)
Foreign currency translation adjustments	—	—	—	—	—	—	1,073	1,073	—	1,073
Balance at December 31, 2012, Predecessor	—	—	—	—	37,919	13,256	(2,259)	48,916	—	48,916
Stock compensation expense	—	—	—	—	195	—	—	195	—	195
Accretion of redeemable preferred stock	—	—	—	—	—	(2,405)	—	(2,405)	—	(2,405)
Common stock dividend	—	—	—	—	(12,756)	(30,299)	—	(43,055)	—	(43,055)
Net income	—	—	—	—	—	24,088	—	24,088	—	24,088
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	1,002	1,002	—	1,002
Foreign currency translation adjustments	—	—	—	—	—	—	1,731	1,731	—	1,731
Balance at December 31, 2013, Predecessor	—	—	—	—	25,358	4,640	474	30,472	—	30,472
Stock compensation expense	—	—	—	—	7,661	—	—	7,661	—	7,661
Net (loss)	—	—	—	—	—	(4,955)	—	(4,955)	—	(4,955)
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	(687)	(687)	—	(687)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,056)	(1,056)	—	(1,056)
Balance at June 29, 2014, Predecessor	—	—	—	—	33,019	(315)	(1,269)	31,435	—	31,435

Elimination of predecessor common stock, additional paid-in capital, retained (deficit), and accumulated other comprehensive (loss)	—	—	—	—	(33,019)	315	1,269	(31,435)	—	(31,435)
Adjustment to reflect Jason Industries common stock, additional paid-in capital, and retained deficit (1)	—	—	21,991	2	147,102	(9,921)	—	137,183	—	137,183
Noncontrolling interests in JPHI Holdings, Inc.	—	—	—	—	—	—	—	—	35,780	35,780
Issuance of series A convertible perpetual preferred stock	45	45,000	—	—	(2,500)	—	—	42,500	—	42,500
Balance at June 30, 2014, Successor	45	45,000	21,991	2	144,602	(9,921)	—	179,683	35,780	215,463
Warrant tender	—	—	—	—	(6,609)	—	—	(6,609)	—	(6,609)
Dividends declared	—	—	—	—	(1,810)	—	—	(1,810)	—	(1,810)
Stock compensation expense	—	—	—	—	4,129	—	—	4,129	—	4,129
Net (loss)	—	—	—	—	—	(11,618)	—	(11,618)	(2,362)	(13,980)
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	(1,434)	(1,434)	(292)	(1,726)
Foreign currency translation adjustments	—	—	—	—	—	—	(10,631)	(10,631)	(2,161)	(12,792)
Balance at December 31, 2014, Successor	45	$45,000	21,991	$2	$140,312	$(21,539)	$(12,065)	$151,710	$30,965	$182,675
(1) Adjustment to reflect Jason Industries common stock, additional paid-in capital, and retained deficit is net of common stock redeemed on June 30, 2014, which reduced additional paid in capital by $26,101 (See Note 10).
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Statements of Cash Flows (In thousands)

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
			2013	2012
Cash flows from operating activities
Net (loss) income	$(13,980)	$(4,955)	$24,088	$14,665
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation	13,180	10,125	21,581	18,733
Amortization of intangible assets	7,195	2,727	5,424	5,433
Amortization of deferred financing costs and debt discount	1,508	426	935	1,437
Write-off of deferred financing costs due to debt extinguishment	—	—	1,423	—
Multiemployer pension plan withdrawal (gain) expense	—	—	(696)	3,395
Impairment of long-lived assets	—	—	—	544
Equity income, net of dividends	(381)	(831)	(1,345)	(660)
Deferred income taxes	(9,784)	(5,156)	4,597	1,257
Loss on disposals of property, plant and equipment - net	57	338	22	472
Gain from sale of joint ventures	—	(3,508)	—	—
Gain from involuntary conversion of property, plant and equipment	—	—	(6,351)	(6,103)
Non-cash stock compensation	4,129	7,661	195	195
Net increase (decrease) in cash due to changes in:
Accounts receivable	15,015	(20,632)	(6,628)	(3,798)
Inventories	556	(5,602)	333	(4,308)
Insurance receivable	—	—	2,634	8,163
Other current assets	(5,067)	(1,860)	504	(5,599)
Accounts payable	(7,332)	7,266	2,499	8,409
Accrued compensation and employee benefits	(6,428)	5,535	451	(1,794)
Accrued interest	127	(2,634)	2,849	(93)
Liabilities related to fire	(212)	(188)	(776)	(12,199)
Accrued transaction costs	(9,821)	16,807	—	—
Other - net	3,632	(1,278)	6,339	(1,311)
Total adjustments	6,374	9,196	33,990	12,173
Net cash (used in) provided by operating activities	(7,606)	4,241	58,078	26,838

Cash flows from investing activities
Acquisition of Jason, net of cash acquired	(489,169)	—	—	—
Proceeds from disposals of property, plant and equipment	89	159	1,035	755
Proceeds from sale of joint ventures	—	11,500	—	—
Insurance proceeds related to property, plant and equipment	—	—	6,512	8,481
Payments for property, plant and equipment	(15,359)	(10,998)	(25,609)	(26,237)
Acquisitions of patents	(121)	(33)	(161)	(146)
Other investing activities	(444)	(490)	—	—
Net cash (used in) provided by investing activities	(505,004)	138	(18,223)	(17,147)

Cash flows from financing activities
Payment of capitalized debt issuance costs	$(13,104)	$(444)	$(3,995)	$(294)
Payments of deferred underwriters fees	(5,175)	—	—	—
Redemption of redeemable common stock	(26,101)	—	—	—
Proceeds on issuance of preferred stock	45,000	—	—	—
Payments of preferred stock issuance costs	(2,500)	—	—	—
Warrant tender offer	(6,609)	—	—	—
Proceeds from previous U.S. term loan	—	—	—	7,500
Payments of previous U.S. term loan	—	—	(178,534)	(2,836)
Proceeds from 2013 U.S. term loan	—	—	235,000	—
Payments of 2013 U.S. term loan	—	(1,175)	(5,563)	—
Proceeds from First Lien and Second Lien term loans	412,477	—	—	—
Payments of First Lien and Second Lien term loans	(775)	—	—	—
Proceeds from U.S. revolving loans	—	64,725	27,690	—
Payments of U.S. revolving loans	—	(53,725)	(27,690)	—
Proceeds from other long-term debt	3,043	1,383	3,202	10,056
Payments of other long-term debt	(4,644)	(3,868)	(11,882)	(9,459)
Payments of preferred stock redemptions	—	—	(48,415)	—
Payments of preferred stock dividends	(910)	—	—	—
Payments of common stock dividends	—	—	(43,055)	—
Net cash provided by (used in) financing activities	400,702	6,896	(53,242)	4,967
Effect of exchange rate changes on cash and cash equivalents	(2,890)	(122)	148	165
Net (decrease) increase in cash and cash equivalents	(114,798)	11,153	(13,239)	14,823

Cash and cash equivalents, beginning of period	177,077	16,318	29,557	14,734
Cash and cash equivalents, end of period	$62,279	$27,471	$16,318	$29,557
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$15,399	$9,994	$10,681	$17,326
Income taxes, net of refunds	$2,682	$5,038	$10,056	$3,717
Non-cash investing activities
Accrued purchases of property, plant and equipment	$941	$(76)	$886	$555
Non-cash financing activities:
Accretion of preferred stock dividends and redemption premium	$900	$—	$2,405	$6,312
Noncontrolling interest contribution of Jason Partners Holdings, Inc. to JPHI Holdings, Inc.	$35,780	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

1.	Summary of Significant Accounting Policies
Description of Business
Jason Industries, Inc. (f/k/a Quinpario Acquisition Corp., “Jason Industries”) and its subsidiaries (collectively, the “Company”) is a diversified industrial manufacturing company with four reportable segments: seating, finishing, acoustics, and components. The segments have separate management teams and have operations within the United States and 14 foreign countries. Through these segments, the Company is a global or domestic leader in a number of product categories. The Company is the leading producer of seating for the motorcycle and off-road vehicle sectors, and the leading supplier of static seats to the commercial and residential lawn/turf sector. The Company is also a leading producer of non-woven acoustical fiber insulation for the automotive sector and the leading global manufacturer of industrial consumables (brushes, buffing wheels and buffing compounds). The Company also manufactures precision components, expanded and perforated metal, and slip-resistant walking surfaces.
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
Basis of Presentation
As a result of the Business Combination, the Company was identified as the acquirer for accounting purposes, and Jason is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes a “Predecessor” for Jason for periods prior to the Closing Date.  The Company was subsequently re-established as Jason Industries, Inc. and is the “Successor” for periods after the Closing Date, which includes consolidation of Jason subsequent to the Business Combination on June 30, 2014.  The acquisition was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of net assets acquired.  See Note 2 for further discussion of the Business Combination.  As a result of the application of the acquisition method of accounting as of the effective date of the acquisition, the financial statements for the Predecessor period and for the Successor period are presented on a different basis and, therefore, are not comparable.
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length, ending on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2014, the Company’s fiscal quarters were comprised of the three months ended March 28, June 27, September 26 and December 31. In 2013, the Company’s fiscal quarters were comprised of the three months ended March 29, June 28, September 27 and December 31.
Principles of consolidation
The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in partially owned affiliates are accounted for using the equity method when the Company’s interest is between 20% and 50% and the Company does not have a controlling interest, yet maintains significant influence.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2014 and 2013, book overdrafts of approximately $6.3 million and $8.6 million, respectively, are included in accounts payable within the accompanying consolidated balance sheets. These amounts are held in accounts in which the Company has no right of offset with other cash balances.

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

Accounts receivable
The Company evaluates collectability of its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.
Inventories
Inventories are comprised of material, direct labor and manufacturing overhead, and are valued at the lower of cost or market and adjusted for the value of inventory that is estimated to be excess, obsolete or otherwise unmarketable. The estimation of excess, obsolete and unmarketable inventory is based on a variety of factors, including material or product age, estimated usage and estimated market demand. The first-in, first-out (“FIFO”) method is used to determine cost for all of the Company’s inventories.
Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation generally occurs using the straight-line method over 2 to 40 years for buildings and improvements, 7 to 10 years for machinery and equipment, and 20 years for land improvements.
Leasehold improvements are amortized over the lesser of the term of the respective leases and the useful life of the related improvement using the straight-line method. The Company uses accelerated depreciation methods for income tax purposes. Expenditures which substantially increase value or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. The Company records gains and losses on the disposition or retirement of property, plant and equipment based on the net book value and any proceeds received.
Goodwill and other intangible assets
Goodwill reflects the cost of an acquisition in excess of the aggregate fair value assigned to identifiable net assets acquired. Goodwill is assessed for impairment at least annually and as triggering events or indicators of potential impairment occur. The Company performs its annual impairment test in the fourth quarter of its fiscal year. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit.
Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit is compared to the carrying value of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company is subject to financial statement risk in the event that goodwill becomes impaired.
As a result of acquisition accounting for the Business Combination, the carrying value of each of the Company’s reporting units was equal to its fair value on the acquisition date. In performing the annual goodwill impairment assessment in the fourth quarter of 2014, the estimated fair values exceeded the carrying values of all of the Company’s reporting units. In one of the Company’s reporting units, the percentage by which estimated fair value exceeded carrying value was less than 10%. No impairment of goodwill was recorded in the periods June 30, 2014 through December 31, 2014 and January 1, 2014 through June 29, 2014, and the years ended December 31, 2013 and 2012, respectively.
Amortization is recorded for other intangible assets with determinable lives. Patents, customer relationships, and trademarks and other intangible assets are amortized on a straight-line basis over their estimated useful lives of 7 years, 10 to 15 years, and 5 to 18 years, respectively.
Investments in partially-owned affiliates
The Company has investments in joint ventures located in Asia. These joint ventures are part of the Finishing segment and are accounted for using the equity method of accounting. As of December 31, 2014 and 2013, the Company’s investment in these joint ventures was $6.5 million and $5.5 million, respectively, and is included in other assets-net in the consolidated balance sheets. Equity income is presented separately on the consolidated statements of operations. See Note 3 for further discussion of the sale of two of the Company’s joint ventures during 2014.
Income taxes
The provision for income taxes includes federal, state, local and foreign taxes on income. Deferred taxes are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

bases of assets and liabilities, and net operating loss and credit carryforwards available to offset future taxable income. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is provided for net deferred tax assets when it is more likely than not that the Company will not realize the benefit of such net assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
Fair value of financial instruments
The carrying amounts within the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. As of December 31, 2014 and 2013, the Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that such amounts approximated fair value. The Company considers the inputs related to these estimations to be Level 2 fair value measurements.
Current accounting guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. It also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with the guidance, fair value measurements are classified under the following hierarchy:
•Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

•	Level 3 — Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.
Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.
Foreign currency translation
Assets and liabilities of the Company’s foreign subsidiaries, whose respective functional currencies are other than the U.S. dollar, are translated at year-end exchange rates while revenues and expenses are translated at average exchange rates. Resultant gains and losses are reflected as accumulated other comprehensive (loss) income within the accompanying consolidated statements of shareholders’ equity.
Pre-production costs related to long-term supply arrangements
The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred. Costs for molds, dies, and other tools used to manufacture products that will be sold under long-term supply arrangements are capitalized if the Company has title to the assets or when customer reimbursement is assured.
Long-lived assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon an estimate of the related future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset as compared to its carrying value. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. The Company conducts its long-lived asset impairment reviews at the lowest level in which identifiable cash flows are largely independent of cash flows of other assets and liabilities, which is generally at the facility level.
Revenue recognition
Revenue is recognized from product sales at the time that title and risks and rewards of ownership are transferred to the customer, generally upon shipment. Customer sales are recorded net of allowances for returns and discounts. The Company provides for an allowance for doubtful accounts based on historical experience and review of its existing receivables.

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

Shipping and handling fees and costs
The Company classifies all amounts invoiced to customers related to shipping and handling as sales. Expenses for transportation of products to customers are recorded as a component of cost of goods sold.
Research and development costs
Research and development costs consist of engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $2.1 million in the period June 30, 2014 through December 31, 2014, $2.7 million in the period January 1, 2014 through June 29, 2014, and $5.0 million and $4.5 million in the years ended December 31, 2013 and 2012, respectively, and are included in selling and administrative expenses on the consolidated statements of operations.
Advertising costs
Advertising costs are charged to selling, general and administrative expenses as incurred and were $1.2 million in the period June 30, 2014 through December 31, 2014, $1.3 million in the period January 1, 2014 through June 29, 2014, and $2.6 million and $3.1 million in the years ended December 31, 2013 and 2012, respectively.
Transaction-related expenses
The Company incurs transaction-related expenses primarily consisting of professional service fees and costs related to business acquisition activities. The Company recognized transaction-related expenses of $2.5 million in the period June 30, 2014 through December 31, 2014, $27.8 million in the period January 1, 2014 through June 29, 2014 and $1.1 million and $1.0 million in the year ended December 31, 2013 and 2012, respectively, which primarily includes fees related to the Business Combination and related transactions. The transaction-related expenses were recognized as incurred in accordance with the applicable accounting guidance on business combinations.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Concentration risks
The Company’s operations are geographically dispersed and it has a diverse customer base. Management believes bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on the Company’s financial position, results of operations or cash flows.
During the years ended December 31, 2014, 2013 and 2012 the Company had no individual customers that accounted for greater than 10% of consolidated net sales. The largest individual customer during each of the years ended December 31, 2014, 2013 and 2012 accounted for 7%, 7% and 6%, respectively, of consolidated net sales. At December 31, 2014 and 2013, no customers accounted for greater than 10% of the Company’s consolidated accounts receivable balance.
Reclassification
The consolidated statement of operations for the year ended December 31, 2013 included herein reflects separately presented “Transaction-related expenses”, the total amounts of which had previously been included within “Selling and administrative expenses”. Such prior year amounts have been reclassified in the comparative periods presented to conform to the current period presentation. In addition, certain prior period amounts in the consolidated balance sheets and statements of cash flows have been reclassified to conform with the current period presentation.
Recently issued accounting standards
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The ASU is effective for annual periods ending after

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

December 15, 2016, and interim periods thereafter; early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.
In April 2014, the FASB issued guidance changing the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operating and financial results. The new guidance also expanded the disclosure requirements about discontinued operations. The new guidance is effective for fiscal years and reporting periods beginning after December 15, 2014 with early adoption permitted. The impact of the adoption of this guidance on the Company’s consolidated financial statements will depend on the Company’s future disposal activity.
In July 2013, the FASB issued guidance designed to clarify the financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance is effective for reporting periods beginning after December 15, 2013, and did not have a material impact on the Company’s consolidated financial statements.
In March 2013, the FASB issued amended guidance for cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. These amendments provide guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. The amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

2.	Consummation of Business Combination
On June 30, 2014, the Company and Jason completed the Business Combination in which JPHI Holdings Inc. (“JPHI”), a majority owned subsidiary of the Company, acquired 100 percent of the capital stock of Jason. The purchase price of $536.0 million was funded by the cash proceeds from the Company’s initial public offering, new debt, the issuance of 45,000 shares of 8% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) and rollover equity invested by Jason’s former owners and management of Jason (collectively the “Rollover Participants”). For the period January 1, 2014 through June 29, 2014 and the period June 30, 2014 through December 31, 2014, the Company incurred approximately $27.8 million and $1.2 million, respectively, of transaction expenses directly related to the Business Combination.
Following the consummation of the Business Combination, Jason became an indirect majority-owned subsidiary of the Company, with the Company owning approximately 83.1 percent of JPHI and the Rollover Participants owning a noncontrolling interest of approximately 16.9 percent of JPHI. The Rollover Participants received 3,485,623 shares of JPHI, which are exchangeable on a one-for-one basis for shares of common stock of the Company.
In connection with the consummation of the Business Combination, all indebtedness under Jason’s U.S. credit facility was repaid in full, and the Company replaced Jason’s existing credit agreement with a new $460.0 million senior secured credit facility. See Note 8 for further discussion of the new senior secured credit facility.
The following unaudited pro forma combined financial information presents the Company’s results as though Jason and the Company had combined at January 1, 2013. Pro forma net earnings attributable to common shareholders were adjusted to exclude $38.4 million of transaction-related expenses incurred for the year ended December 31, 2014. Pro forma earnings attributable to common shareholders for the year ended December 31, 2013 were adjusted to include these transaction-related expenses, and were adjusted by $5.8 million of nonrecurring expense related to the fair value adjustment

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

to acquisition date inventory. The unaudited pro forma condensed consolidated financial information has been prepared using the acquisition method of accounting in accordance with GAAP.

	(Unaudited pro forma)
	Year ended December 31,
	2014	2013
Net sales	$702,486	$680,845
Net loss attributable to common shareholders of Jason Industries	$(9,683)	$(19,391)
The Company has recorded an allocation of the purchase price to Jason’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 30, 2014 acquisition date. The calculation of purchase price and purchase price allocation is as follows:

Calculation of Purchase Price
Cash consideration	$500,218
Management rollover equity	35,780
Total purchase price	$535,998

Purchase Price Allocation
Cash and cash equivalents	$11,049
Accounts receivable	97,693
Inventories	83,538
Deferred income taxes - current (net)	8,095
Other current assets	18,973
Property, plant and equipment	179,871
Goodwill	158,263
Other intangible assets - net	208,450
Other assets - net	8,469
Current liabilities	(111,151)
Deferred income taxes (net)	(97,046)
Debt	(11,277)
Other long-term liabilities	(18,929)
Total purchase price	$535,998
The purchase price allocation resulted in goodwill of $158.3 million, of which $8.1 million is deductible for tax purposes. The values allocated to other intangible assets and the weighted average useful lives are as follows:

	Gross Carrying Amount	Weighted Average Useful Life (years)
Patents	$2,720	7.0
Customer relationships	140,450	14.4
Trademarks and other intangibles	65,280	15.0
Total amortized other intangible assets	$208,450

3.	Sale of Joint Ventures
At December 31, 2013, the Company had agreed to terms to sell its interest in two of its joint ventures. As such, the investment value associated with these joint ventures in the amount of $8.2 million was included as a current asset on the consolidated balance sheet at December 31, 2013. During the years ended December 31, 2013 and 2012, equity income associated with these investments was $1.5 million and $1.3 million, respectively.
During the predecessor period, the Company completed the sale of these joint ventures for a total of $11.5 million. The sale of one of the joint ventures for $7.5 million was completed in January 2014, and the sale of the second joint venture for$4.0 million was completed in March 2014. The Company recorded a $3.5 million gain on the sale of the joint ventures, which is reported separately on the consolidated statements of operations. The gain includes the recognition of $0.6 million of cumulative translation adjustments which had been recorded in accumulated other comprehensive income. The $0.6 million is

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

reported separately in the consolidated statements of comprehensive (loss) income. Terms of the sale include a supply agreement that will allow Jason to purchase product at established prices over the agreement’s three-year term.

4.	Restructuring Costs
The Company has continued to make changes to its worldwide manufacturing footprint. These actions resulted in charges relating to employee severance and other related charges, such as exit costs for consolidation and closure of plant facilities, employee relocation and lease termination costs. During the period from June 30, 2014 through December 31, 2014, the Company incurred $1.1 million of restructuring charges. During the period January 1, 2014 through June 29, 2014 , the Company incurred $2.6 million of restructuring charges. During the year ended December 31, 2013 and 2012, the Company incurred $3.0 million and $1.6 million of restructuring charges, respectively. These restructuring costs are presented separately on the consolidated statements of operations.
Restructuring liabilities consisted of the following:

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2012, Predecessor	$180	$1,070	$98	$1,348
Current period restructuring charges	2,095	—	855	2,950
Cash payments	(1,163)	(252)	(888)	(2,303)
Balance - December 31, 2013, Predecessor	1,112	818	65	1,995
Current period restructuring charges	629	631	1,294	2,554
Cash payments	(1,088)	(104)	(899)	(2,091)
Balance - June 29, 2014, Predecessor	653	1,345	460	2,458

Current period restructuring charges	829	—	302	1,131
Cash payments	(1,394)	(289)	(665)	(2,348)
Balance - December 31, 2014, Successor	$88	$1,056	$97	$1,241
The accruals for severance presented above relate to costs incurred in the finishing and acoustics segments. These accruals are expected to be utilized during the next year and are recorded within other current liabilities on the consolidated balance sheets. The accrual for lease termination costs relates to restructuring costs within the components and finishing segments. At December 31, 2014 and December 31, 2013, $0.6 million and $0.5 million, respectively, are recorded within other long-term liabilities and $0.5 million and $0.3 million, respectively, are recorded within other current liabilities on the consolidated balance sheets.

5.	Inventories
Inventories at December 31, 2014 and December 31, 2013 consisted of the following:

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Raw material	$42,803	$37,562
Work-in-process	5,572	5,653
Finished goods	32,171	29,044
Total Inventories	$80,546	$72,259

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

6.	Property, Plant and Equipment
Property, plant and equipment at December 31, 2014 and December 31, 2013 consisted of the following:

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Land and improvements	$10,645	$6,987
Buildings and improvements	37,411	38,258
Machinery and equipment	129,054	128,284
Construction-in-progress	12,288	10,119
	189,398	183,648
Less: Accumulated depreciation	(12,920)	(57,362)
Property, Plant and Equipment, net	$176,478	$126,286

7.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill by reporting segment was as follows

	Seating	Finishing	Acoustics	Components	Total
Balance as of December 31, 2013 and 2012 (Predecessor)	$19,402	$—	$—	$14,796	$34,198

Elimination of predecessor goodwill	(19,402)	—	—	(14,796)	(34,198)
Acquisition of businesses	58,139	36,613	30,667	33,183	158,602
Foreign currency impact	—	(2,005)	(491)	—	(2,496)
Balance as of December 31, 2014 (Successor)	$58,139	$34,608	$30,176	$33,183	$156,106
The Company’s other amortizable intangible assets consisted of the following

	Successor			Predecessor
	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,841	$(200)	$2,641	$2,337	$(948)	$1,389
Customer relationships	138,864	(4,846)	134,018	37,290	(7,611)	29,679
Trademarks and other intangibles	64,162	(2,138)	62,024	25,820	(7,757)	18,063
Total amortized other intangible assets	$205,867	$(7,184)	$198,683	$65,447	$(16,316)	$49,131
The approximate weighted average remaining useful lives of the Company’s intangible assets are as follows: patents - 6.5 years; customer relationships - 13.9 years; and trademarks and other intangibles - 14.5 years.
Amortization of intangible assets approximated $7.2 million, $2.7 million, $5.4 million and $5.4 million for the period June 30, 2014 through December 31, 2014, the period January 1, 2014 through June 29, 2014, and the years ended December 31, 2013 and 2012, respectively. Excluding the impact of any future acquisitions, the Company anticipates the annual amortization for each of the next five years and thereafter to be the following:

2015	$14,393
2016	14,393
2017	14,393
2018	14,393
2019	14,360
Thereafter	126,751
$198,683

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

8.	Debt
The Company’s debt consisted of the following:

	Successor	Predecessor
	December 31, 2014	December 31, 2013
First Lien Term Loans	$309,225	$—
Debt discount on First Lien Term Loans	(3,538)	—
Second Lien Term Loans	110,000	—
Debt discount on Second Lien Term Loans	(3,480)	—
Foreign debt	6,515	11,304
Capital lease obligations	1,959	2,422
Jason - U.S. term loan	—	229,438
Jason - Debt discount on U.S. term loan	—	(429)
Jason - U.S. revolving loans	—	—
Total outstanding indebtedness	420,681	242,735
Less: Current portion	(5,375)	(6,904)
Total long-term debt	$415,306	$235,831
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
The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to $0.8 million, with the balance payable at maturity. At the Company’s election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the “prime rate” of Deutsche Bank AG New York Branch, (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings under the First Lien Term Facility and Second Lien Term Facility are subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility may be adjusted after the completion of Jason Inc’s first full fiscal quarter after the closing of the Business Combination based upon Jason Inc’s consolidated first lien net leverage ratio.
At December 31, 2014, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 5.5% and 9.0%, respectively. At December 31, 2014, the Company had a total of $36.0 million of availability for additional borrowings under the Revolving Credit Facility as the Company had no outstanding borrowings and letters of credit outstanding of $4.0 million, which reduce availability under the facility.
Under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, Jason Inc and its restricted subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, initially specified at 5.50 to 1.00, with periodic decreases beginning on July 1, 2016 to 5.25 to 1.00 and decreasing to 4.50 to 1.00 on December 31, 2017 and remaining at that level thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable.

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

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
The refinancing of the term loan portion of the former facility resulted in recognition of a significant portion of the debt as a debt extinguishment in the first quarter of 2013. The extinguishment was caused by the change in the projected present value of cash flows under the credit agreement, resulting in a loss on extinguishment of $5.4 million. This amount is included in interest expense for the year ended December 31, 2013 and includes $4.0 million of lender fees incurred through the refinancing as well as a $1.4 million write-off of unamortized deferred financing costs related to the former credit facility. In addition, the Company has included $0.2 million in interest expense related to other debt issuance costs that were allocated to a portion of the debt which the Company treated as a debt modification. The Company capitalized additional debt issuance costs of $2.6 million in connection with the refinancing that will be expensed over the life of the term loan. Furthermore, the Company capitalized an additional $1.1 million of debt issuance costs related to the refinancing of the revolving loan facility. These costs were amortized over the life of the agreement on a straight-line basis. The November 2013 amendment discussed above was deemed to be a debt modification. Total debt issuance costs of $0.6 million were incurred. These costs included $0.3 million of lender costs that were capitalized, and $0.3 million of other third-party costs that were expensed and included in interest expense for the year ended December 31, 2013. At December 31, 2013, the interest rate on the term loan was 5.0%.
Foreign debt
At December 31, 2014 and December 31, 2013, the Company has recorded $6.5 million and $11.3 million, respectively, in foreign debt obligations, including various overdraft facilities and term loans. The largest foreign debt balances are held by the Company’s subsidiaries in Germany (approximately $5.2 million and $6.8 million as of December 31, 2014 and December 31, 2013, respectively), Mexico (approximately $0.0 million and $2.7 million as of December 31, 2014 and December 31, 2013, respectively) and Brazil (approximately $1.1 million and $0.9 million as of December 31, 2014 and December 31, 2013, respectively). These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.1 million to $2.6 million and $0.1 million to $3.0 million as of December 31, 2014 and December 31, 2013, respectively.
Future annual maturities of long-term debt outstanding at December 31, 2014 are as follows:

2015	$5,375
2016	4,163
2017	3,694
2018	3,531
2019	6,989
Thereafter	396,929
$420,681

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

9.	Lease Obligations
The Company leases machinery, transportation equipment and office, warehouse and manufacturing facilities under agreements which are accounted for as operating leases. Many of the leases include provisions that enable the Company to renew the lease, and certain leases are subject to various escalation clauses.
Future minimum lease payments required under long-term operating leases in effect at December 31, 2014 are as follows:

2015	$8,413
2016	7,010
2017	4,783
2018	3,992
2019	3,066
Thereafter	7,892
$35,156
Total rental expense under operating leases was $4.9 million, $4.8 million, $9.3 million, and $9.1 million for the period June 30, 2014 through December 31, 2014, the period January 1, 2014 through June 29, 2014 and the years ended December 31, 2013 and 2012, respectively.

10.	Shareholders' Equity
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
At December 31, 2014, the Company had authorized for issuance 120,000,000 shares of $0.0001 par value common stock, of which 21,990,666 shares were issued and outstanding, and had authorized for issuance 5,000,000 shares of $0.0001 par value preferred stock, of which 45,000 shares were issued and outstanding.
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
On September 18, 2014, the Board of Directors declared a dividend of $20.22 per share to holders of record on August 15, 2014 of the Company’s Series A Preferred Stock, totaling $0.9 million which was paid on October 1, 2014. On December 18, 2014, the Board of Directors declared a dividend of $20.00 per share to holders of record on November 15, 2014 of the Company’s Series A Preferred Stock, totaling $0.9 million which was paid on January 1, 2015. As of December 31, 2014, the dividend payable of $0.9 million is included in other current liabilities in the consolidated balance sheets.
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

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

After completion of the warrant tender offer, 13,993,773 warrants remain outstanding as of December 31, 2014. Each outstanding warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $12.00 per share, subject to adjustment, at any time commencing on July 30, 2014. The warrants will expire on June 30, 2019, or earlier upon redemption.
Accumulated Other Comprehensive Income (Loss)
The changes in the components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Total
Balance at December 31, 2012, Predecessor	$(1,158)	$(1,101)	$(2,259)
Other comprehensive loss before reclassifications	683	1,731	2,414
Amount reclassified from accumulated other comprehensive income	319	—	319
Balance at December 31, 2013, Predecessor	(156)	630	474
Other comprehensive loss before reclassifications	(792)	(465)	(1,257)
Amount reclassified from accumulated other comprehensive income	105	—	105
Cumulative foreign currency translation adjustments associated with joint ventures sold	—	(591)	(591)
Balance at June 29, 2014, Predecessor	(843)	(426)	(1,269)

Elimination of predecessor accumulated other comprehensive income	843	426	1,269
Other comprehensive loss before reclassifications	(1,434)	(10,631)	(12,065)
Balance at December 31, 2014, Successor	$(1,434)	$(10,631)	$(12,065)
Employee retirement plan adjustments of $0.1 million were reclassified from accumulated other comprehensive income (loss), primarily into selling and administrative expenses, on the consolidated statement of operations for the period January 1, 2014 through June 29, 2014. Comparable reclassification adjustments were made for the year ended December 31, 2013 totaling $0.3 million.
During the period January 1, 2014 through June 29, 2014, $0.6 million of cumulative foreign currency translation adjustments were recognized as part of the $3.5 million gain on the sale of joint ventures on the consolidated statement of operations.
Jason Shareholders’ Equity (Predecessor)
Common Stock (Predecessor)
At December 31, 2013, the Company had authorized for issuance 1,000 shares of $0.001 par value common stock, of which 1,000 shares of common stock were issued and outstanding.
During the year ended December 31, 2013, the Company paid $43.1 million of dividends to common shareholders and $11.2 million to preferred shareholders. These payments included a dividend of $25.0 million in February 2013 in connection with the refinancing discussed in Note 8. The dividends were recorded as a reduction to retained earnings and additional paid-in capital.
Redeemable Preferred Stock (Predecessor)
During 2013, the Company redeemed all of the 35,000 outstanding preferred shares at the end of 2012. The redemption totaled $48.4 million, which included the $35.0 million original liquidation value, accumulated and unpaid dividends of $11.2 million and a redemption premium of $2.2 million. Dividends on the preferred stock had accrued each quarter on a cumulative basis at a rate of 10% per year and compounded quarterly through February 28, 2013, and at a rate of 12% after that date through the final redemption on November 14, 2013. Accretion of preferred stock dividends and redemption premium recorded during the periods in which the preferred shares were outstanding was $2.4 million and $6.3 million for the years ended December 31, 2013 and 2012, respectively, which are reported on the consolidated statements of operations and recorded as a reduction to retained earnings or in the absence of retained earnings, charged to additional paid-in capital during these periods.

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

11.	Share Based Compensation
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
2014 Omnibus Incentive Plan
In connection with the approval of the Business Combination, the 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by shareholders to provide incentives to key employees of the Company and its subsidiaries. Awards under the 2014 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock awards (including restricted stock units), performance awards, other stock-based awards, and other cash-based awards. There were 3,473,435 shares of common stock reserved and authorized for issuance under the 2014 Plan. At December 31, 2014, there were 685,187 shares of common stock authorized and available for grant under the 2014 Plan.
Share Based Compensation Expense
Upon completion of the Business Combination, the Compensation Committee of the Company’s Board of Directors approved an initial grant under the 2014 Plan to certain executive officers, senior management employees, and the Board of Directors. The total compensation expense related to the 2014 Plan was $4.1 million for the period June 30, 2014 through December 31, 2014. The income tax benefit related to share-based compensation expense was $1.3 million for the period June 30, 2014 through December 31, 2014. As of December 31, 2014, $15.2 million of total unrecognized compensation expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 2.0 years. The total unrecognized share-based compensation expense to be recognized in future periods as of December 31, 2014 does not consider the effect of share-based awards that may be issued in subsequent periods.
General Terms of Awards
The Compensation Committee of the Board of Directors has discretion to establish the terms and conditions for grants, including the number of shares, vesting and required service or other performance criteria. Restricted stock unit and performance share unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting, or continued eligibility for vesting, upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. Dividend equivalents on common stock, if any, are accrued for restricted stock units and performance share units granted to employees and paid in the form of cash or stock depending on the form of the dividend, at the same time that the shares of common stock underlying the restricted stock unit are delivered to the employee. All restricted stock units and performance share units granted to employees are payable in shares of common stock and are classified as equity awards.
The rights granted to the recipient of employee restricted stock unit awards generally vest annually in equal installments on the anniversary of the grant date over the restriction or vesting period, which is generally three years. Vested restricted stock units are payable in common stock within a thirty day period following the vesting date. The Company records compensation expense of restricted stock unit awards based on the fair value of the awards at the date of grant ratably over the period during which the restrictions lapse.
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

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

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
Restricted Stock Units
Nonvested restricted stock unit awards as of December 31, 2014, and changes during the period June 30, 2014 through December 31, 2014 were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2014	—	—
Granted	762	$10.50
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2014	762	$10.50
Compensation expense related to restricted stock units was $1.6 million for the period June 30, 2014 through December 31, 2014. As of December 31, 2014, there was $6.4 million of unrecognized share-based compensation expense related to 762,075 restricted stock unit awards, with a weighted-average grant date fair value of $10.50, that are expected to vest over a weighted-average period of 2.3 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.
Performance Share Units
Nonvested performance share unit awards as of December 31, 2014, and changes during the period June 30, 2014 through December 31, 2014 were as follows:

	Adjusted EBITDA Vesting Awards		Stock Price Vesting Awards
	Shares (thousands)	Weighted-Average Grant Date Fair Value	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2014	—		—
Granted	1,216	$10.49	810	$3.54
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested at December 31, 2014	1,216	$10.49	810	$3.54
Adjusted EBITDA Vesting Awards
During the period June 30, 2014 through December 31, 2014, 1,215,704 performance share unit awards were granted to certain executive officers and senior management employees, payable upon the achievement of certain established cumulative adjusted EBITDA performance targets over a three year performance period. The performance period for the shares awarded during the period June 30, 2014 through December 31, 2014 is July 1, 2014 through June 30, 2017. Distributions under these awards are payable at the end of the performance period in common stock. The total potential payouts for awards granted during the period June 30, 2014 through December 31, 2014 range from zero to 1,215,704 shares, should certain performance targets be achieved. The fair value of these awards was determined based on the Company’s stock price on the date of grant, which was $10.49 per share. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting or continued eligibility for vesting upon specified events, including death, permanent disability or retirement of the grantee or a change in control of the Company.

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

Compensation expense for cumulative Adjusted EBITDA based performance share unit awards granted during the period June 30, 2014 through December 31, 2014 is currently being recognized based on an estimated payout of 100% of target, or 810,469 shares. Compensation expense related to performance share unit awards for the period June 30, 2014 through December 31, 2014 was $1.4 million. As of December 31, 2014, there was $7.1 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 2.5 years.
Stock Price Vesting Awards
In addition, during the period June 30, 2014 through December 31, 2014, 810,469 performance share unit awards were granted to certain executive officers and senior management employees and are payable upon the achievement of certain established stock price targets for the Company’s common stock during a three year performance period. The performance period for the shares awarded during the period June 30, 2014 through December 31, 2014 is July 1, 2014 through June 30, 2017. Distributions under these awards are payable in common stock as the last sales price of the Company’s common stock equals or exceeds established stock price targets in any twenty trading days within a thirty trading day period during the performance period. The weighted-average fair value of stock price based performance awards granted during the period June 30, 2014 through December 31, 2014 was $3.54 per share, and was estimated using a Monte Carlo simulation assuming an average risk-free interest rate of 0.88%, expected volatility of 17%, and zero dividends. The expected volatility was derived from the closing market price of the Company’s exchange traded warrants to purchase common stock as of the grant date using the Black-Scholes option pricing model. The weighted-average derived service period for stock price based performance awards granted during the period June 30, 2014 through December 31, 2014 was 1.7 years.
Compensation expense related to stock price-based performance share unit awards for the period June 30, 2014 through December 31, 2014 was $1.1 million. As of December 31, 2014, there was $1.7 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 1.2 years.
Share Based Compensation (Predecessor)
Prior to the consummation of the Business Combination, Jason Partners Holdings LLC (“Jason LLC”), the former parent company of Jason, had granted various classes of its common units to certain executives and directors of Jason. In accordance with ASC 718, Compensation - Stock Compensation, compensation cost related to the units granted was recognized in Jason’s financial statements over the vesting period. In each of the years ended December 31, 2013 and 2012 the Company recognized $0.2 million of compensation expense related to these units. Upon consummation of the Business Combination, all unvested units became fully vested and Jason recognized $7.6 million of compensation expense during the predecessor period. During the predecessor period from January 1, 2014 through June 29, 2014, Jason recognized $7.7 million of stock-based compensation expense, and the related income tax benefit was $2.5 million.

12.	Earnings per Share
Basic income (loss) per share is calculated by dividing net income (loss) available to Jason Industries’ common shareholders by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all potentially diluted share-based awards, including warrants, restricted stock units, performance share units, convertible preferred stock, and Rollover Shares of JPHI convertible into shares of Jason Industries.

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

The reconciliation of the numerator and denominator of the basic and diluted income (loss) per share calculation and the anti-dilutive shares is as follows:

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
			2013	2012
Net (loss) income per share available to Jason Industries common shareholders
Basic and diluted income (loss) per share	$(0.61)	$(4,955)	$21,683	$8,353

Numerator:
Net (loss) income available to common shareholders of Jason Industries	$(13,428)	$(4,955)	$21,683	$8,353

Denominator:
Basic and diluted weighted-average shares outstanding	21,991	1	1	1

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock	13,994	—	—	—
Conversion of Series A 8% Perpetual Convertible Preferred	3,653	—	—	—
Conversion of JPHI Rollover Shares convertible to Jason Industries common stock	3,486	—	—	—
Restricted stock units	762	—	—	—
Performance share units	2,026	—	—	—
Total	23,921	—	—	—
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

13.	Income Taxes
The source of income (loss) before income taxes consisted of the following:

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
			2013	2012
Domestic	$(26,273)	$(19,647)	$32,404	$12,415
Foreign	4,404	14,119	9,931	7,078
(Loss) income before income taxes	$(21,869)	$(5,528)	$42,335	$19,493

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

The consolidated provision for income taxes included within the consolidated statements of operations consisted of the following:

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
			2013	2012
Current
Federal	$(469)	$1,157	$9,541	$2,373
State	103	102	936	133
Foreign	2,261	3,278	3,173	1,065
Total current income tax provision	1,895	4,537	13,650	3,571

Deferred
Federal	(8,023)	(4,618)	2,963	2,139
State	(1,584)	(598)	487	248
Foreign	(177)	106	1,147	(1,130)
Total deferred income tax (benefit) provision	(9,784)	(5,110)	4,597	1,257

Total income tax (benefit) provision	$(7,889)	$(573)	$18,247	$4,828
Income tax expense recognized in the accompanying consolidated statements of operations differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is summarized as follows:

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
			2013	2012
Tax at Federal statutory rate of 35%	35.0%	35.0%	35.0%	35.0%
State taxes - net of Federal benefit	3.9	8.0	2.3	1.0
Research and development incentives	1.5	2.1	(2.4)	(2.3)
Manufacturer's deduction	—	(0.8)	(1.8)	(0.9)
Foreign rate differential	1.2	23.3	(0.9)	(2.1)
Non-deductible transaction costs	—	(45.3)	—	—
Valuation allowances	0.8	(8.5)	(1.2)	(6.8)
Impact of favorable tax ruling (1)	—	—	—	(11.4)
Tax rate change	0.4	(1.5)	1.6	—
Decrease (increase) in tax reserves (1)	(2.0)	19.0	2.8	7.9
Stock compensation expense	(0.9)	(7.6)	0.2	0.3
U.S. taxation of foreign earnings (2)	—	(11.9)	5.2	1.7
Non-deductible meals and entertainment	(0.4)	(0.7)	0.3	0.8
Other	(3.4)	(0.7)	2.0	1.6
Effective tax rate	36.1%	10.4%	43.1%	24.8%

(1)
During the year ended December 31, 2012, the German tax authorities issued a favorable tax ruling which allowed the Company to restore its German net operating loss. This benefit was partially offset by an increase in the tax reserve.

(2)
During the year ended December 31 2013, the U.S. taxation of foreign earnings includes the recognition of a deferred tax liability for foreign earnings that are no longer considered permanently reinvested.

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

The Company’s temporary differences which gave rise to deferred tax assets and liabilities were as follows:

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Deferred tax assets
Accrued expenses and reserves	$3,186	$3,092
Postretirement and postemployment benefits	3,498	2,354
Employee benefits	5,076	3,348
Inventories	2,644	2,568
Capitalized research and development expenses	906	1,074
Deferred financing costs	158	1,245
Other assets and liabilities	1,183	96
Operating loss and credit carryforwards	10,121	6,455
Gross deferred tax assets	26,772	20,232
Less valuation allowance	(3,898)	(4,347)
Net deferred tax assets	22,874	15,885

Deferred tax liabilities
Property, plant and equipment	(33,978)	(18,365)
Intangible and other assets and liabilities	(68,937)	(14,261)
Foreign investments	(229)	(2,317)
Deferred tax liabilities	(103,144)	(34,943)
Net deferred tax liability	$(80,270)	$(19,058)
At December 31, 2014, the Company has U.S. federal and state net operating loss carryforwards, which expire at various dates through 2034, approximating $11.0 million and $48.1 million, respectively. In addition, the Company has U.S. state tax credit carryforwards of $1.3 million which expire between 2016 and 2029. The Company’s foreign net operating loss carryforwards total approximately $31.4 million (at December 31, 2014 exchange rates). The majority of these foreign net operating loss carryforwards are available for an indefinite period.
Valuation allowances totaling $3.9 million and $4.3 million as of December 31, 2014 and 2013, respectively, have been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates.
Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows for the years ended December 31, 2014, 2013 and 2012:

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
			2013	2012
Balance at beginning of period	$2,020	$3,691	$2,556	$1,030
Additions based on tax positions related to current year	357	204	1,230	144
Additions based on tax positions related to prior years	—	271	29	1,418
Additions recognized in acquisition accounting	508	—	—	—
Reductions in tax positions - settlements	(106)	(1,684)	—	—
Reductions related to lapses of statute of limitations	(36)	(462)	(124)	(36)
Balance at end of period	$2,743	$2,020	$3,691	$2,556
Of the $2.7 million, $3.7 million, and $2.6 million of unrecognized tax benefits as of December 31, 2014, 2013, and 2012, respectively, approximately $1.0 million, $2.3 million and $2.1 million, respectively, would impact the effective income tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of its income tax provision. During the period June 30, 2014 through December 31, 2014, the period January 1, 2014 through June

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

29, 2014 and the years ended December 31, 2013 and 2012, the Company did not have any interest or penalties that were recognized as a component of the income tax provision.
At December 31, 2014 and 2013, the Company has no accrued interest and penalties related to taxes included within the consolidated balance sheets. During the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.
The Company, along with its subsidiaries, files returns in the U.S. Federal and various state and foreign jurisdictions. With certain exceptions, the Company is subject to examination by U.S. Federal and state taxing authorities for the taxable years in the following table. The Company does not expect the results of these examinations to have a material impact on the Company.

Tax Jurisdiction	Open Tax Years
Brazil	2010 - 2014
France	2010 - 2014
Germany	2012 - 2014
Mexico	2009 - 2014
Sweden	2010 - 2014
United Kingdom	2012 - 2014
United States (federal)	2011 - 2014
United States (state and local)	2003 - 2014
The cumulative undistributed earnings of all non-U.S. subsidiaries totaled $50.9 million as of December 31, 2014. The Company has not provided any deferred taxes on these undistributed earnings as it considers the undistributed earnings to be permanently reinvested. If all such undistributed earnings were remitted, an additional income tax provision of approximately $14.7 million would have been necessary as of December 31, 2014.

14.	Employee Benefit Plans
Defined contribution plans
The Company maintains a 401(k) Plan for substantially all full time U.S. employees (the “401(k) Plan”). Company contributions are allocated to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan. While contributions vary, the Company generally makes base contributions to employee accounts equal to 1% of each employee’s eligible annual cash compensation, subject to IRS limitations. In addition, the Company can elect to match up to 75% of the first 6% of each employee’s contribution to the 401(k) Plan, subject to Internal Revenue Service limitations. Expense recognized related to the 401(k) Plan totaled approximately $0.6 million, $1.4 million, $2.5 million and $1.7 million for the period June 30, 2014 through December 31, 2014, the period January 1, 2014 through June 29, 2014, and the years ended December 31, 2013 and 2012, respectively.
Defined benefit pension plans
The Company maintains defined benefit pension plans covering union and certain other employees. These plans are frozen to new participation.

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

The table that follows contains the accumulated benefit obligation and reconciliations of the changes in projected benefit obligation, the changes in plan assets and funded status:

	U.S. Plans			Non-U.S. Plans
	Successor	Predecessor		Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	2013	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	2013
Accumulated benefit obligation	$11,508	$10,814	$10,324	$14,548	$14,710	$13,127

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$10,814	$10,324	$11,190	$14,710	$13,662	$13,143
Service cost	—	—	—	93	85	161
Interest cost	207	226	425	243	285	500
Actuarial loss (gain)	818	567	(616)	1,294	938	162
Benefits paid	(331)	(301)	(675)	(290)	(413)	(724)
Other	—	(2)	—	—	15	27
Currency translation adjustment	—	—	—	(1,502)	138	393
Projected benefit obligation at end of year	$11,508	$10,814	$10,324	$14,548	$14,710	$13,662

Change in plan assets
Fair value of plan assets at beginning of year	10,369	10,121	9,721	6,817	6,358	5,954
Actual return on plan assets	15	549	1,075	489	299	350
Employer and employee contributions	—	—	—	278	292	557
Benefits paid	(331)	(301)	(675)	(275)	(324)	(641)
Other	(34)	—	—	—	—	—
Currency translation adjustment	—	—	—	(618)	192	138
Fair value of plan assets at end of year	$10,019	$10,369	$10,121	$6,691	$6,817	$6,358
Funded Status	$(1,489)	$(445)	$(203)	$(7,857)	$(7,893)	$(7,304)

Weighted-average assumptions
Discount rates	3.52%-3.75%	3.73%-4.00%	4.50%	2.10%-3.50%	2.80%-4.30%	3.50%-4.60%
Rate of compensation increase	N/A	N/A	N/A	2.00%-3.70%	2.00%-3.90%	2.00%-4.00%
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	1,111	1,431	1,309	—	—	—
Other current liabilities	—	—	—	(75)	(42)	(47)
Other long-term liabilities	(2,600)	(1,876)	(1,512)	(7,782)	(7,851)	(7,257)
Net amount recognized	$(1,489)	$(445)	$(203)	$(7,857)	$(7,893)	$(7,304)

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

The following table contains the components of net periodic benefit cost:

	U.S. Plans				Non-U.S. Plans
	Successor	Predecessor			Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year ended December 31,		June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year ended December 31,
			2013	2012			2013	2012
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$93	$85	$161	$128
Interest cost	207	226	425	455	243	285	500	599
Expected return on plan assets	(311)	(319)	(592)	(710)	(6)	(166)	(257)	(246)
Amortization of actuarial gain/loss	—	—	—	—	—	130	253	42
Recognized net actuarial loss/ settlements/curtailments	—	(2)	11	122	—	(20)	—	2
Net periodic (benefit) cost	$(104)	$(95)	$(156)	$(133)	$330	$314	$657	$525

Weighted-average assumptions
Discount rates	3.73%-4.00%	4.50%	3.75%-4.00%	4.50%	2.80%-4.30%	3.50%-4.60%	3.40%-4.40%	4.65%-5.40%
Rate of compensation increase	N/A	N/A	N/A	N/A	2.00%-3.90%	2.00%-4.00%	2.00%-3.10%	2.00%-3.30%
Expected long-term rates or return	5.25%-8.00%	5.25%-8.00%	5.25%-8.00%	5.50%-8.00%	4.50%-4.90%	4.50%-5.20%	4.50%	4.50%-4.80%
The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return of the capital markets in which the plans invest. The expected return reflects the target asset allocations and considers the historical returns earned for each asset category. The Company determines the discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of our benefit obligations, with appropriate consideration of local market factors, participant demographics and benefit payment terms.
The gross amounts recognized in accumulated other comprehensive income related to the Company’s defined benefit pension plans consisted of the following:

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year ended December 31,
			2013	2012
Unrecognized loss	$2,096	$997	$249	$1,327
In the next fiscal year, no amounts in accumulated other comprehensive income (loss) are expected to be recognized as a component of net periodic (benefit) cost.
The Company’s investment policies employ an approach whereby a mix of equities and fixed income investments are used to maximize the long-term return on plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed income investments. Equity investments are diversified across domestic and non-domestic stocks, and investment and market risk are measured and monitored on an ongoing basis. The Company’s actual asset allocations are in line with target allocations and the Company does not have concentration within individual or similar investments that would pose a significant concentration risk to the Company.

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

The Company’s pension plan asset allocations by asset category at December 31, 2014 and 2013 are as follows:

	U.S. Plans		Non-U.S. Plans
	Successor	Predecessor	Successor	Predecessor
	2014	2013	2014	2013
Equity securities	49.5%	50.7%	44.4%	46.8%
Debt securities	43.2%	38.1%	51.1%	47.7%
Other	7.3%	11.2%	4.5%	5.5%
The fair values of pension plan assets by asset category at December 31, 2014 (Successor) and 2013 (Predecessor) are as follows:

	Total as of December 31, 2014	Level 1	Level 2	Level 3
Cash and cash equivalents	$757	$757	$—	$—
Accrued dividends	3	3	—	—
Global equities	7,931	7,931	—	—
Government bonds	876	—	876	—
Corporate bonds	6,874	—	6,874	—
Group annuity/insurance contracts	269	—	—	269
Total	$16,710	$8,691	$7,750	$269

	Total as of December 31, 2013	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,169	$1,169	$—	$—
Accrued dividends	8	8	—	—
Global equities	8,106	8,106	—	—
Government bonds	739	—	739	—
Corporate bonds	6,152	—	6,152	—
Group annuity/insurance contracts	305	—	—	305
Total	$16,479	$9,283	$6,891	$305
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2014 due to the following:

Beginning balance, December 31, 2013 (Predecessor)	$305
Actual return on assets related to assets still held	(1)
Purchases, sales and settlements	—
Currency impact	(35)
Ending balance, December 31, 2014 (Successor)	$269
No assets were transferred between levels of the fair value hierarchy during the period June 30, 2014 through December 31, 2014, the period January 1, 2014 through June 29, 2014 and the year ended December 31, 2013.
Quoted market prices are used to value investments when available. Investments in securities traded on exchanges are valued at the last reported sale prices on the last business day of the year or, if not available, the last reported bid prices.
The Company’s cash contributions to its defined benefit pension plans in 2015 are estimated to be approximately $0.5 million. Estimated projected benefit payments from the plans as of December 31, 2014 are as follows:

2015	$1,235
2016	1,213
2017	1,619
2018	1,236
2019	1,232
2020-2024	6,693

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

Multiemployer plan
Morton hourly union employees were covered under the National Shopmen Pension Fund (EIN 52-6122274, plan number 001), a union-sponsored and trusteed multiemployer plan which required the Company to contribute a negotiated amount per hour worked by the employees covered by the plan. The Company made the decision to withdraw from this plan in August 2012. In connection with the withdrawal the Company recorded an expense of $3.4 million during the year ended December 31, 2012. This represented the estimated present value of the Company’s obligation to the plan as of that date. This amount was included as a separate line item on the consolidated statements of operations. The withdrawal amount was finalized during 2013 and the Company reduced its liability by reversing expense of $0.7 million. As of December 31, 2014 and 2013, a liability of $2.2 million and $2.4 million, respectively, is recorded within other long-term liabilities on the consolidated balance sheets. The liability will be paid in equal monthly installments through April 2026, and interest expense will be incurred associated with the discounting of this liability through that date.
Postretirement health care and life insurance plans
The Company also provides postretirement health care benefits and life insurance coverage to certain eligible former employees at one of its segments. The costs of retiree health care benefits and life insurance coverage are accrued over the employee benefit period.
The table that follows contains the accumulated benefit obligation and reconciliations of the changes in projected benefit obligation, the changes in plan assets and funded status:

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	2013
Accumulated benefit obligation	$2,808	$2,627	$2,614

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$2,627	$2,614	$3,243
Interest cost	44	54	108
Actuarial loss (gain)	284	52	(500)
Benefits paid	(90)	(93)	(237)
Curtailment	(57)	—	$—
Projected benefit obligation at end of year	$2,808	$2,627	$2,614

Change in plan assets
Employer contributions	$90	$93	$237
Benefits paid	(90)	(93)	(237)
Fair value of plan assets at end of year	$—	$—	$—
Funded Status	$(2,808)	$(2,627)	$(2,614)

Weighted-average assumptions
Discount rates	3.44%	4.25%	4.25%
Amounts recognized in the statement of financial position consist of:
Other current liabilities	$(234)	$(249)	$(249)
Other long-term liabilities	(2,574)	(2,378)	(2,365)
Net amount recognized	$(2,808)	$(2,627)	$(2,614)
The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was a blended rate of 5.50% and 6.70% at December 31, 2014 and 2013, respectively. It was assumed that these rates will decline by 1% to 2% every 5 years for the next 15 years for the hourly and salaried plans. An increase or decrease in the medical trend rate of 1% would increase or decrease the accumulated postretirement benefit obligation by approximately $0.3 million and $0.2 million, respectively.

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

The table that follows contains the components of net periodic benefit costs:

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year ended December 31,
			2013	2012
Components of net periodic benefit cost
Interest cost	$44	$54	$108	$104
Amortization of the net loss from earlier periods	—	5	66	—
Net periodic benefit cost	$44	$59	$174	$104

Weighted-average assumptions
Discount rates	3.44%	4.25%	4.25%	4.50%
The gross amounts recognized in accumulated other comprehensive income related to the Company’s other postretirement plans consisted of the following:

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year ended December 31,
			2013	2012
Unrecognized loss	$283	$382	$334	$901
The Company’s cash contributions to its postretirement benefit plan in 2015 are not yet determined but are expected to equal the projected benefits from the plan. Estimated projected benefit payments from the plan at December 31, 2014 are as follows:

2015	$238
2016	235
2017	234
2018	231
2019	214
2020-2024	922

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

15.	Business Segments, Geographic and Customer Information
The Company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.
The Company is a global manufacturer of a broad range of industrial products and is organized into four reportable segments: seating, acoustics, finishing and components. The seating segment is the leading producer of seating for the motorcycle and off-road vehicle sectors, and the leading supplier of static seats to the commercial and residential lawn/turf sector. Industry segments served also include construction equipment, agricultural equipment, utility vehicles, material handling, and mobility. The acoustics segment is the largest global supplier of non-woven acoustical and thermal fiber insulation for the automotive and transportation sectors. The finishing segment is the leading global manufacturer of industrial consumables, including brushes, buffing wheels, and buffing compounds. Industry segments served include aerospace, engineering, plastic, finishing, building, leisure, steel, hardware, welding and naval, among others. The components segment manufactures precision components, expanded and perforated metal, and slip-resistant walking surfaces. These products are used by the rail, industrial, energy, and lawn/turf sectors.
Net sales relating to the Company’s reportable segments are as follows:

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
			2013	2012
Net sales
Seating	$67,033	$104,878	$165,245	$162,519
Finishing	90,895	96,692	180,406	184,308
Acoustics	108,807	109,930	204,494	172,327
Components	58,600	65,651	130,700	135,866
	$325,335	$377,151	$680,845	$655,020
The Company uses “Adjusted EBITDA” as the primary measure of profit or loss for the purposes of assessing the operating performance of its segments. The Company defines EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization and (gain)/loss on disposal of property, plant and equipment. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of non-cash or non-operational losses or gains, including long-lived asset impairment charges, integration and other operational restructuring charges, transactional legal fees, other professional fees and special employee bonuses, Newcomerstown fire losses and gains, multiemployer pension plan withdrawal expense (gain), purchase accounting adjustments, sponsor fees and expenses, and non-cash share based compensation expense.
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
As the Company uses Adjusted EBITDA as its primary measure of segment performance, generally accepted accounting principles in the United States of America (“US GAAP”) on segment reporting require the Company to include this measure in its discussion of segment operating results. The Company must also reconcile Adjusted EBITDA to operating results presented on a US GAAP basis. The Company’s total segment Adjusted EBITDA differs from consolidated Adjusted EBITDA due to unallocated corporate expenses and other corporate activities.

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated income before taxes:

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
			2013	2012
Segment Adjusted EBITDA
Seating	$8,337	$17,668	$25,601	$22,576
Finishing	12,542	13,732	17,619	18,371
Acoustics	8,912	9,676	23,426	13,405
Components	6,921	10,324	22,898	25,081
	$36,712	$51,400	$89,544	$79,433

Interest expense, including intercompany	(1,022)	(1,269)	(2,696)	(3,524)
Depreciation and amortization	(20,291)	(12,796)	(26,882)	(23,991)
Impairment of long-lived assets	—	—	—	(544)
(Loss) gain on disposal of property, plant and equipment - net	(57)	(336)	18	(472)
Restructuring	(1,131)	(2,554)	(2,950)	(1,631)
Transaction-related expenses	(27)	(242)	—	—
Integration and other restructuring costs	(9,921)	(2,575)	(1,039)	—
Newcomerstown fire gain	—	—	18,834	1,367
Adjustment for non-discrete fire costs	—	—	1,419	(1,419)
Multiemployer pension plan withdrawal (loss) gain	—	—	696	(3,395)
Gain on claim settlement	—	—	455	—
Gain from sale of joint ventures	—	3,508	—	—
Total segment income before income taxes	4,263	35,136	77,399	45,824
Corporate general and administrative expenses	(4,263)	(7,032)	(15,808)	(10,040)
Corporate interest expense, including intercompany	(15,150)	(6,032)	(18,020)	(15,088)
Corporate depreciation	(84)	(57)	(123)	(175)
Corporate transaction-related expenses	(2,506)	(27,541)	(1,073)	(1,028)
Corporate loss on disposal of property, plant and equipment	—	(2)	(40)	—
Corporate share based compensation	(4,129)	—	—	—
(Loss) income before income taxes	$(21,869)	$(5,528)	$42,335	$19,493
Other financial information relating to the Company’s reportable segments is as follows at December 31, 2014 and 2013 and for the periods June 30, 2014 through December 31, 2014 and January 1, 2014 through June 29, 2014, and the years ended December 31, 2013 and 2012, respectively:

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
			2013	2012
Depreciation and amortization
Seating	$6,900	$3,571	$9,228	$9,478
Finishing	4,711	2,824	5,631	4,191
Acoustics	4,859	2,838	4,950	3,706
Components	3,821	3,562	7,073	6,616
General Corporate	84	57	123	175
	$20,375	$12,852	$27,005	$24,166

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
			2013	2012
Capital expenditures
Seating	$2,115	$1,060	$2,066	$2,468
Finishing	3,990	3,151	5,824	4,990
Acoustics	6,063	4,098	14,855	15,092
Components	3,037	2,671	2,794	3,683
General Corporate	154	18	70	4
	$15,359	$10,998	$25,609	$26,237

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Assets
Seating	$219,215	$93,238
Finishing	221,074	136,371
Acoustics	195,031	106,031
Components	137,354	93,112
Total segments	772,674	428,752
Corporate and eliminations	36,730	(5,735)
Consolidated	$809,404	$423,017
Net sales and long-lived asset information by geographic area are as follows at December 31, 2014 and 2013 and for the periods June 30, 2014 through December 31, 2014 and January 1, 2014 through June 29, 2014, and the years ended December 31, 2013 and 2012, respectively:

	Successor	Predecessor
	June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31,
			2013	2012
Net sales by region
United States	$231,920	$273,868	$489,714	$477,262
Europe	62,263	70,813	126,261	130,516
Mexico	23,728	25,258	51,542	33,602
Other	7,424	7,212	13,328	13,640
	$325,335	$377,151	$680,845	$655,020

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Long-lived assets
United States	$292,068	$128,959
Europe	70,024	34,717
Mexico	9,792	9,668
Other	3,277	2,073
	$375,161	$175,417
Net sales attributed to geographic locations are based on the locations producing the external sales. Long-lived assets by geographic location consist of the net book values of property, plant and equipment and amortizable intangible assets.

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

16.	Commitments and Contingencies
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
At December 31, 2014 and December 31, 2013, the Company held reserves of $1.1 million for environmental matters at two locations. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations or cash flows.

17.	Newcomerstown Fire
On November 27, 2011, the Company experienced a fire at an acoustics segment facility in Newcomerstown, Ohio (“Newcomerstown”). No one was injured as a result of the fire. Newcomerstown was comprised of approximately 93,000 square feet in one leased building with an additional 38,000 square foot expansion in process. Newcomerstown employed 103 employees prior to the accident. The fire destroyed the entire leased facility and its contents. Newcomerstown manufactured non-woven acoustical fiber insulation for the automotive industry. During 2012, the Company commenced a lease of a facility in Battle Creek, Michigan as a replacement for the Newcomerstown location and reached pre-accident production levels at this location during 2013. The Company did not incur significant losses of customer business or any long-term negative implications to its acoustics segment as a result of the fire. Additionally, the Company did not experience any material adverse impact to liquidity, cash, or its leverage profile as a result of the fire.
For the years ended December 31, 2013 and 2012, the Company recorded the following expenses (income) related to the incident:

	2013	2012
Insurance deductibles	$(100)	$—
Non-cash asset impairments
Inventories, tooling and supplies	—	(346)
Property, plant and equipment - net	—	(163)
Losses of third-party property	—	(456)
Subtotal asset impairments and third-party property	—	(965)
Business interruption expenses	12,200	14,228
Subtotal prior to insurance recoveries	12,100	13,263
Less insurance recoveries
Property	(6,351)	(5,310)
Business interruption	(24,583)	(9,320)
Subtotal insurance recoveries	(30,934)	(14,630)
Net fire loss (gain)	$(18,834)	$(1,367)
The Company has substantial property, casualty, liability, workers compensation and business interruption insurance. The property and business interruption insurance provides coverage of up to $150.0 million per incident with deductibles up to approximately $0.2 million. During 2013, the Company negotiated a final settlement with its insurance carrier.
Through the date of the settlement mentioned above, the Company has recorded cumulative insurance recoveries in the amount of $61.9 million of which $26.9 million related to property and $35.0 million related to business interruption. The Company has recorded $0.6 million and $1.0 million of liabilities for estimated expenses to be paid as of December 31, 2014 and December 31, 2013, respectively. The Company recorded a net gain of $12.5 million associated with business interruption expenses and recovery of lost margins for the year ended December 31, 2013, and a gain of $6.4 million from involuntary conversion of property, plant and equipment for the year ended December 31, 2013.

Jason Industries, Inc.
Notes to Consolidated Financial
(In thousands, except share and per share amounts)

The fire affected production and shipments from Newcomerstown, creating a business interruption. The Company recorded losses of $4.7 million for the year ended December 31, 2012 and a gain of $7.6 million for the year ended December 31, 2013 associated with property and business interruption expenses, net of recovery. The net expenses predominantly relate to material and labor inefficiencies, outsourcing, temporary and permanent facility start-up costs and professional fees. In conjunction with the final settlement, the Company recorded a gain of $4.9 million for the year ended December 31, 2013 associated with lost margins since the fire.
The Company made capital expenditures in connection with the replacement of property, plant and equipment of approximately $5.7 million and $8.6 million for the years ended December 31, 2013 and 2012, respectively. The Company recorded gains from involuntary conversion of property, plant and equipment of $6.4 million and $6.1 million for the years ended December 31, 2013 and 2012, respectively.

18.	Related Party Transactions
Jason was part of a Management Services Agreement with Saw Mill Capital LLC (“Saw Mill”) and Falcon Investment Advisors, LLC (“FIA”, together with Saw Mill, the “Service Providers”), affiliates of Jason’s majority shareholders, which terminated upon consummation of the Business Combination. Management fees and related expenses paid to the Service Providers under this agreement were approximately $0.6 million for the predecessor period ended June 29, 2014. These costs were approximately $1.1 million in each year for the years ended December, 31 2013 and 2012, respectively. During the year ended December 31, 2013, the Company paid fees of $2.3 million to the Service Providers in connection with the refinancing discussed in Note 8. In addition, during the period January 1, 2014 through June 29, 2014 the Company incurred sale transaction fees of $5.4 million which were paid to the Service Providers on June 30, 2014 upon completion of the Business Combination.

19.	Subsequent Events
On January 1, 2015 the Company paid a dividend of $20.00 per share to holders of record on November 15, 2014 of the Company’s Series A Preferred Stock, totaling $0.9 million.
In February 2015, the Company’s Board of Directors authorized the purchase of up to $5.0 million of the Company’s outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.
As discussed elsewhere in this Annual Report on Form 10-K, the Company completed the Business Combination on June 30, 2014. Prior to the Business Combination, Jason was a privately held company and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from our management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of the Company’s internal control over financial reporting as of December 31, 2014. Therefore, the Company is excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Compliance and Disclosure Interpretations.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCES
Information regarding executive officers is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3).
The information required by this Item is set forth under the headings “Questions and Answers about the Company,” “Proposals to be Voted On–Proposal 1: Election of Directors,” “Corporate Governance Principles and Board Matters–Audit Committee,” “Corporate Governance and Nominating Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2014 in connection with the solicitation of proxies for the Company’s 2015 annual meeting of shareholders and is incorporated herein by reference.
The Company has adopted a code of ethics that applies to its senior executive team, including but not limited to, the Company’s Chief Executive Officer, Chief Financial Officer, General Counsel, Vice President of Finance, Corporate Controller, and the Presidents, Vice Presidents of Finance, and Controllers of the Company’s business units, and other persons holdings positions with similar responsibilities at business units. The code of ethics is posted on the Company’s website and is available free of charge at www.jasoninc.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, previsions of its code of ethics that apply to senior executives by posting such information on the Company’s website.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the headings “Corporate Governance Principles and Board Matters–Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Compensation Committee Report” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after December 31, 2014 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after December 31, 2014 and is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about the Company’s common stock authorized for issuance under the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,788,248	$—	685,187	(2)

Equity compensation plans not approved by security holders	—	$—	—
Total	2,788,248	—	685,187
(1) Column (a) of the table above includes 2,788,248 unvested restricted stock units outstanding under the Jason Industries, Inc. 2014 Omnibus Incentive Plan.
(2) Represents shares available for future issuance under the Jason Industries, Inc. 2014 Omnibus Incentive Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the headings “Questions and Answers about the Company,” “Proposals to be Voted On–Proposal 1: Election of Directors” and “Certain Relationships and Related Transactions” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after December 31, 2014 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is set forth under the heading “Proposals to be Voted On–Proposal 4: Ratification of Selection of Independent Registered Public Accounting Firm–Principal Accountant Fees and Services” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after December 31, 2014 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) Documents filed as part of this report

(1) All financial statements

Index to Consolidated Financial Statements
For the Period From June 30, 2014 through December 31, 2014 and the Period from January 1, 2014 through June 29, 2014, and the years ended December 31, 2013 and 2012, and as of December 31, 2014 and 2013
Page
Reports of Independent Registered Public Accounting Firm	68
Consolidated Statements of Operations	70
Consolidated Statements of Comprehensive Income (Loss)	71
Consolidated Balance Sheets	72
Consolidated Statements of Shareholders’ Equity	73
Consolidated Statements of Cash Flows	74
Notes to Consolidated Financial Statements	75
(2) Financial Statement schedules

Index to Financial Statement schedules
For the years ended December 31, 2014, 2013 and 2012	Page
Schedule II - Valuation and Qualifying Accounts	107
All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.
(3) Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SCHEDULE II. CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of year	Charge to Costs and Expenses	Utilization of Reserves	Other (1) (2)	Balance at end of year
June 30, 2014 through December 31, 2014 (Successor)
Allowance for doubtful accounts	$2,459	$123	$(152)	$(15)	$2,415
Deferred tax valuation allowances	$4,958	$(173)	$—	$(887)	$3,898

January 1, 2014 through June 29, 2014 (Predecessor)
Allowance for doubtful accounts	$2,227	$112	$19	$101	$2,459
Deferred tax valuation allowances	$4,347	$472	$—	$139	$4,958

Year Ended December 31, 2013 (Predecessor)
Allowance for doubtful accounts	$2,255	$341	$(304)	$(65)	$2,227
Deferred tax valuation allowances	$4,962	$(504)	$—	$(111)	$4,347

Year Ended December 31, 2012 (Predecessor)
Allowance for doubtful accounts	$2,803	$155	$(739)	$36	$2,255
Deferred tax valuation allowances	$6,253	$(1,333)	$—	$42	$4,962
(1) The amounts included in the “other” column primarily relate to the impact of foreign currency exchange rates.
(2) The successor period ended December 31, 2014 included an adjustment to the deferred tax valuation allowance in the “other” column in the amount of ($655) related to acquisition accounting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JASON INDUSTRIES, INC.

Dated: March 11, 2015	/s/ David C. Westgate
David C. Westgate Chief Executive Officer (Principal Executive Officer)

Dated: March 11, 2015	/s/ Stephen L. Cripe
Stephen L. Cripe Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/David C. Westgate	Chief Executive Officer and Director	Dated: March 11, 2015
David C. Westgate	(Principal Executive Officer)

/s/ Stephen L. Cripe	Chief Financial Officer	Dated: March 11, 2015
Stephen L. Cripe	(Principal Financial and Accounting Officer)

/s/ James P. Heffernan	Director	Dated: March 11, 2015
James P. Heffernan

/s/ Edgar G. Hotard	Director	Dated: March 11, 2015
Edgar G. Hotard

/s/ Robert H. Jenkins	Director	Dated: March 11, 2015
Robert H. Jenkins

/s/ Vincent L. Martin	Director	Dated: March 11, 2015
Vincent L. Martin

/s/ Jeffry N. Quinn	Director, Chairman	Dated: March 11, 2015
Jeffry N. Quinn

/s/ Dr. John Rutledge	Director	Dated: March 11, 2015
Dr. John Rutledge

/s/ James F. Stern	Director	Dated: March 11, 2015
James F. Stern

/s/ James M. Sullivan	Director	Dated: March 11, 2015
James M. Sullivan

EXHIBIT INDEX

Exhibit Number	Description

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

10.2
Jason Industries, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on July 3, 2014 (File No. 333-197250)).*

10.3
Amended and Restated Employment Agreement between the Company and David Westgate, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).*

10.4
Amended and Restated Employment Agreement between the Company and Stephen Cripe, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).*

10.5
Amended and Restated Employment Agreement between the Company and William Schultz, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).*

10.6
Amended and Restated Employment Agreement between the Company and David Cataldi, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).*

10.7
Employment Agreement between the Company and Srivas Prasad, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).*

10.8
Service Agreement, dated as of February 10, 2011, between Jason GmbH and Dr. Florestan von Boxberg (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).*

10.9
Amended and Restated Employment Agreement between the Company and John Hengel, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).*

Exhibit Number	Description
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

10.15
Form of Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form 10-Q, filed with the Commission on November 7, 2014 (File No. 1-36051)).*

10.16
Form of Non-Employee Director Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Form 10-Q, filed with the Commission on November 7, 2014 (File No. 1-36051)).*

12	Computation of Ratio of Earnings to Fixed Charges and to Fixed Charges and Preference Dividends.

21	Subsidiaries of Registrant.

23	Consent of PricewaterhouseCoopers LLP.

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

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement.