Form 10-Q
period 2015-03-27
Jason Industries, Inc.
filed 2015-05-05
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2015

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

As of May 4, 2015, there were 21,990,666 shares of common stock of the Company issued and outstanding.

JASON INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014

Net sales	$175,836	$186,536
Cost of goods sold	136,889	144,492
Gross profit	38,947	42,044
Selling and administrative expenses	31,493	27,912
Loss on disposals of property, plant and equipment - net	26	123
Restructuring	1,704	647
Transaction-related expenses	176	1,541
Operating income	5,548	11,821
Interest expense	(7,506)	(3,495)
Equity income	282	315
Gain from sale of joint ventures	—	3,508
Other income - net	35	78
(Loss) income before income taxes	(1,641)	12,227
Tax (benefit) provision	(747)	4,492
Net (loss) income	$(894)	$7,735
Less net (loss) attributable to noncontrolling interests	(151)	—
Net (loss) income attributable to Jason Industries	$(743)	$7,735
Accretion of preferred stock dividends	900	—
Net (loss) income available to common shareholders of Jason Industries	$(1,643)	$7,735

Net (loss) income per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.07)	$7,735
Weighted average number of common shares outstanding:
Basic and diluted	21,991	1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014

Net (loss) income	$(894)	$7,735
Other comprehensive (loss) income:
Employee retirement plan adjustments, net of tax	—	57
Cumulative foreign currency translation adjustments associated with joint ventures sold	—	(591)
Foreign currency translation adjustments	(9,894)	129
Total other comprehensive loss	(9,894)	(405)
Comprehensive (loss) income	(10,788)	7,330
Less: Comprehensive (loss) attributable to noncontrolling interests	(1,823)	—
Comprehensive (loss) income attributable to Jason Industries	$(8,965)	$7,330
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	Successor
	March 27, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$54,928	$62,279
Accounts receivable - net of allowances for doubtful accounts of $2,292 at March 27, 2015 and $2,415 at December 31, 2014	102,501	80,080
Inventories - net	79,994	80,546
Deferred income taxes	10,538	11,105
Other current assets	21,645	23,087
Total current assets	269,606	257,097
Property, plant and equipment - net of accumulated depreciation of $19,477 at March 27, 2015 and $12,920 at December 31, 2014	171,969	176,478
Goodwill	154,121	156,106
Other intangible assets - net	193,223	198,683
Other assets - net	21,083	21,040
Total assets	$810,002	$809,404

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$5,018	$5,375
Accounts payable	65,450	57,704
Accrued compensation and employee benefits	16,501	14,035
Accrued interest	6,657	199
Other current liabilities	21,763	21,759
Total current liabilities	115,389	99,072
Long-term debt	414,667	415,306
Deferred income taxes	87,438	91,205
Other long-term liabilities	19,458	21,146
Total liabilities	636,952	626,729

Commitments and contingencies (Note 15)

Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 45,000 shares issued and outstanding at March 27, 2015 and December 31, 2014)	45,000	45,000
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized, 21,990,666 shares issued and outstanding at March 27, 2015 and December 31, 2014)	2	2
Additional paid-in capital	141,475	140,312
Retained deficit	(22,282)	(21,539)
Accumulated other comprehensive loss	(20,287)	(12,065)
Shareholders' equity attributable to Jason Industries	143,908	151,710
Noncontrolling interests	29,142	30,965
Total equity	173,050	182,675
Total liabilities and equity	$810,002	$809,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014

Cash flows from operating activities
Net (loss) income	$(894)	$7,735
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation	6,843	4,960
Amortization of intangible assets	3,568	1,364
Amortization of deferred financing costs and debt discount	753	218
Equity income	(282)	(315)
Deferred income taxes	(2,713)	(3,070)
Loss on disposals of property, plant and equipment - net	26	123
Gain from sale of joint ventures	—	(3,508)
Non-cash stock compensation	2,063	49
Net increase (decrease) in cash due to changes in:
Accounts receivable	(24,186)	(33,331)
Inventories	(1,153)	(4,329)
Other current assets	(1,157)	(826)
Accounts payable	8,818	12,812
Accrued compensation and employee benefits	2,829	(2,680)
Accrued interest	6,460	(11)
Accrued income taxes	1,083	5,437
Other - net	1,154	(560)
Total adjustments	4,106	(23,667)
Net cash provided (used) by operating activities	3,212	(15,932)
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment and other assets	18	123
Proceeds from sale of joint ventures	—	11,500
Payments for property, plant and equipment	(7,235)	(4,430)
Acquisition of business	(350)	—
Acquisitions of patents	(69)	—
Net cash (used) provided by investing activities	(7,636)	7,193
Cash flows from financing activities
Payments of previous U.S. term loan	—	(588)
Proceeds from U.S. revolving loans	—	31,575
Payments of U.S. revolving loans	—	(16,025)
Proceeds from other long-term debt	228	1,055
Payments of other long-term debt	(612)	(1,841)
Payments of preferred stock dividends	(900)	—
Net cash (used) provided by financing activities	(1,284)	14,176
Effect of exchange rate changes on cash and cash equivalents	(1,643)	45
Net (decrease) increase in cash and cash equivalents	(7,351)	5,482
Cash and cash equivalents, beginning of period	62,279	16,318
Cash and cash equivalents, end of period	$54,928	$21,800
Supplemental disclosure of cash flow information
Non-cash financing activities:
Accretion of preferred stock dividends	$900	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Equity
Balance at December 31, 2014, Successor	$45,000	$2	$140,312	$(21,539)	$(12,065)	$151,710	$30,965	$182,675
Dividends declared	—	—	(900)	—	—	(900)	—	(900)
Stock compensation expense	—	—	2,063	—	—	2,063	—	2,063
Net (loss)	—	—	—	(743)	—	(743)	(151)	(894)
Foreign currency translation adjustments	—	—	—	—	(8,222)	(8,222)	(1,672)	(9,894)
Balance at March 27, 2015, Successor	$45,000	$2	$141,475	$(22,282)	$(20,287)	$143,908	$29,142	$173,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

1.	Description of Business and Basis of Presentation
Description of Business
Jason Industries, Inc. (“Jason Industries”) and its subsidiaries (collectively, the “Company”) is a diversified industrial manufacturing company with four reportable segments: seating, finishing, acoustics, and components. The segments have separate management teams and have operations within the United States and 14 foreign countries. The Company is a producer of seating for the motorcycle and off-road vehicle sectors, and a supplier of static seats to the commercial and residential lawn/turf sector. The Company is also a producer of non-woven acoustical fiber insulation for the automotive sector and a global manufacturer of industrial consumables (brushes, buffing wheels and buffing compounds). The Company also manufactures precision components, expanded and perforated metal, and slip-resistant walking surfaces.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. For additional information, including the Company’s significant accounting policies, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length, ending on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2015, the Company’s fiscal quarters are comprised of the three months ending March 27, June 26, September 25 and December 31. In 2014, the Company’s fiscal quarters are comprised of the three months ended March 28, June 27, September 26 and December 31.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.
Recently issued accounting standards
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which amends existing consolidation guidance for reporting organizations such as limited partnerships and other similar entities that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal years beginning after December 15, 2015,

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the potential impact of this updated guidance on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the potential impact of this updated guidance on its consolidated financial statements and related disclosures.

2.	Consummation of Business Combination
On June 30, 2014, the Company and Jason completed the Business Combination in which JPHI Holdings Inc. (“JPHI”), a majority owned subsidiary of the Company, acquired 100 percent of the capital stock of Jason. The purchase price of $536.0 million was funded by the cash proceeds from the Company’s initial public offering, new debt, the issuance of 45,000 shares of 8% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) and rollover equity invested by Jason’s former owners and management of Jason (collectively the “Rollover Participants”). During the three months ended March 28, 2014, the Company incurred approximately $1.5 million of transaction expenses directly related to the Business Combination.
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
The following unaudited pro forma combined financial information presents the Company’s results as though Jason and the Company had combined at January 1, 2013. Pro forma net earnings attributable to common shareholders were adjusted to exclude $3.2 million of transaction-related expenses incurred in the three months ended March 28, 2014. The unaudited pro forma condensed consolidated financial information has been prepared using the acquisition method of accounting in accordance with GAAP.

(unaudited pro forma)
Three Months Ended
March 28, 2014
Net sales	$186,536
Net income attributable to common shareholders of Jason Industries	$1,098

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The Company has recorded an allocation of the purchase price to Jason’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 30, 2014 acquisition date. The calculation of the purchase price allocation is as follows:

Purchase Price Allocation
Cash and cash equivalents	$11,049
Accounts receivable	97,693
Inventories	83,538
Deferred income taxes - current (net)	8,095
Other current assets	18,973
Property, plant and equipment	179,871
Goodwill	158,263
Other intangible assets - net	208,450
Other assets - net	8,469
Current liabilities	(111,151)
Deferred income taxes (net)	(97,046)
Debt	(11,277)
Other long-term liabilities	(18,929)
Total purchase price	$535,998
There were no adjustments made to the purchase price allocation during the three months ended March 27, 2015.

3.	Acquisition
On March 25, 2015, the Company acquired Herold Partco Manufacturing, Inc. for $0.4 million. Herold Partco Manufacturing, Inc. is a Cleveland-based manufacturer of industrial brushes. These brushes will be manufactured and distributed by the finishing segment and sold under the Osborn brand name. The purchase price allocation for this transaction resulted in goodwill of $0.1 million, other intangible assets of $0.2 million and inventory of $0.1 million.
The acquisition of Herold Partco Manufacturing, Inc. was not material to the Company’s condensed consolidated financial statements.

4.	Sale of Joint Ventures
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

5.	Restructuring Costs
The Company has continued to make changes to its worldwide manufacturing footprint. These actions resulted in charges relating to employee severance and other related charges, such as exit costs for consolidation and closure of plant facilities, employee relocation and lease termination costs. During the three months ended March 27, 2015 and March 28, 2014, the Company incurred $1.7 million and $0.6 million of restructuring charges, respectively. These restructuring costs are presented separately on the condensed consolidated statements of operations.
The following table presents the restructuring liability:

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2014, Successor	$88	$1,056	$97	$1,241
Current period restructuring charges	141	905	658	1,704
Cash payments	(7)	(150)	(755)	(912)
Balance - March 27, 2015, Successor	$222	$1,811	$—	$2,033

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2013, Predecessor	$1,112	$818	$65	$1,995
Current period restructuring charges	405	—	242	647
Cash payments	(786)	(120)	(307)	(1,213)
Balance - March 28, 2014, Predecessor	$731	$698	$—	$1,429
The accruals for severance presented above relate to costs incurred in the finishing and acoustics segments. These accruals are expected to be utilized during the next twelve months and are recorded within other current liabilities on the condensed consolidated balance sheets. During the three months ended March 27, 2015, the accrual for lease termination costs of $0.9 million relates to restructuring costs within the acoustics segment due to the closure of the Norwalk facility. At March 27, 2015 and December 31, 2014, $0.9 million and $0.6 million, respectively, are recorded within other long-term liabilities and $0.9 million and $0.5 million, respectively, are recorded within other current liabilities on the condensed consolidated balance sheets.

6.	Inventories
Inventories consisted of the following:

	Successor
	March 27, 2015	December 31, 2014
Raw material	$42,450	$42,803
Work-in-process	6,287	5,572
Finished goods	31,257	32,171
Total Inventories	$79,994	$80,546

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

7.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill are as follows:

	Seating	Finishing	Acoustics	Components	Total
Balance as of December 31, 2014 (Successor)	$58,139	$34,608	$30,176	$33,183	$156,106
Acquisition of business	—	48	—	—	48
Foreign currency impact	—	(1,633)	(400)	—	(2,033)
Balance as of March 27, 2015 (Successor)	$58,139	$33,023	$29,776	$33,183	$154,121
The Company’s other intangible assets consisted of the following:

	Successor
	March 27, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,910	$(300)	$2,610	$2,841	$(200)	$2,641
Customer relationships	137,730	(7,203)	130,527	138,864	(4,846)	134,018
Trademarks and other intangibles	63,245	(3,159)	60,086	64,162	(2,138)	62,024
Total amortized other intangible assets	$203,885	$(10,662)	$193,223	$205,867	$(7,184)	$198,683

8.	Debt
The Company’s debt consisted of the following:

	Successor
	March 27, 2015	December 31, 2014
First Lien Term Loans	$309,225	$309,225
Debt discount on First Lien Term Loans	(3,402)	(3,538)
Second Lien Term Loans	110,000	110,000
Debt discount on Second Lien Term Loans	(3,364)	(3,480)
Foreign debt	5,523	6,515
Capital lease obligations	1,703	1,959
Total outstanding indebtedness	419,685	420,681
Less: Current portion	(5,018)	(5,375)
Total long-term debt	$414,667	$415,306

Senior Secured Credit Facilities
The Company’s U.S. credit facility (the “Senior Secured Credit Facilities”) includes (i) term loans in an aggregate principal amount of $310.0 million (“First Lien Term Loans”) maturing in 2021, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing in 2022, and (iii) a revolving loan of up to $40.0 million (“Revolving Credit Facility”) maturing in 2019.
The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to $0.8 million, with the balance payable at maturity. At the Company’s election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities will be based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the “prime rate” of Deutsche Bank AG New York Branch, (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings under the First Lien Term Facility and Second Lien Term Facility are subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility may be subject to adjustment based upon Jason Incorporated’s consolidated first lien net leverage ratio.
Under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, Jason Inc and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, initially specified at 5.50 to 1.00, with periodic decreases beginning on July 1, 2016 to 5.25 to 1.00, and decreasing to 4.50 to 1.00 on December 31, 2017 and remaining at that level thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable.
At March 27, 2015, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 5.5% and 9.0%, respectively. At March 27, 2015, the Company had a total of $36.2 million of availability for additional borrowings under the Revolving Credit Facility as the Company had no outstanding borrowings and letters of credit outstanding of $3.8 million which reduce availability under the facility.
Foreign debt
At March 27, 2015 and December 31, 2014, the Company has $5.5 million and $6.5 million, respectively, in foreign debt obligations, including various overdraft facilities and term loans. The largest foreign debt balances are held by the Company’s subsidiaries in Germany (approximately $4.6 million and $5.2 million as of March 27, 2015 and December 31, 2014, respectively) and Brazil (approximately $0.8 million and $1.1 million as of March 27, 2015 and December 31, 2014, respectively). These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.1 million to $2.5 million and $0.1 million to $2.6 million as of March 27, 2015 and December 31, 2014, respectively.

9.	Share Based Compensation
Upon completion of the Business Combination, the Compensation Committee of the Company’s Board of Directors approved an initial grant under the 2014 Omnibus Incentive Plan (the “2014 Plan”) to certain executive officers, senior management employees, and the Board of Directors. The Company recognized approximately $2.1 million in share-based compensation expense for the three months ended March 27, 2015. The income tax benefit recognized relating to share-based compensation for the three months ended March 27, 2015 was approximately $0.8 million. The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including restricted stock units and performance share units, which are restricted stock units with vesting conditions contingent upon achieving certain performance goals. As of March 27, 2015, total unrecognized compensation cost related to share-based compensation awards was approximately $13.2 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.7 years .
There were 3,473,435 shares of common stock reserved and authorized for issuance under the 2014 Plan. At March 27, 2015, there were 685,187 shares of common stock authorized and available for grant under the 2014 Plan.
Restricted Stock Units
Compensation expense related to restricted stock units was $0.8 million for the three months ended March 27, 2015. As of March 27, 2015, there was $5.6 million of unrecognized share-based compensation expense related to 762,075 restricted stock unit awards, with a weighted-average grant date fair value of $10.50, that are expected to vest over a weighted-average period of 2.1 years. The fair value of these awards was determined based on the Company’s stock price on the grant date. During the three months ended March 27, 2015, restricted stock units had no grant, vesting or forfeiture activity.
Performance Share Units
Adjusted EBITDA Vesting Awards
Compensation expense for cumulative Adjusted EBITDA based performance share unit awards is currently being recognized based on estimated payout of 100% of target, or 810,469 shares. Compensation expense related to performance share unit awards for the three months ended March 27, 2015 was $0.7 million. As of March 27, 2015, there was $6.4 million of unrecognized compensation expense related to cumulative adjusted EBITDA based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 2.3 years. During the three months ended March 27, 2015, cumulative adjusted EBITDA based vesting awards had no grant, vesting and forfeiture activity.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Stock Price Vesting Awards
Compensation expense related to stock price based performance share unit awards for the three months ended March 27, 2015 was $0.6 million. As of March 27, 2015, there was $1.2 million of unrecognized compensation expense related to stock price based performance share unit awards, which is expected to be recognized over a weighted average period of 0.9 years. During the three months ended March 27, 2015, stock price vesting awards had no grant, vesting or forfeiture activity.

10.	Earnings per Share
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
The reconciliation of the numerator and denominator of the basic and diluted income (loss) per share calculation and the anti-dilutive shares is as follows:

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014

Net income (loss) per share attributable to Jason Industries common shareholders
Basic and dilutive income (loss) per share	$(0.07)	$7,735

Numerator:
Net income available to common shareholders of Jason Industries	$(1,643)	$7,735

Denominator:
Basic and diluted weighted-average shares outstanding	21,991	1

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock	13,994	—
Conversion of Series A 8% Perpetual Convertible Preferred	3,653	—
Conversion of JPHI Rollover Shares convertible to Jason Industries common stock	3,486	—
Restricted stock units	762	—
Performance share units	2,026	—
Total	23,921	—
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

11.	Income Taxes
At the end of each three month period, the Company estimates a base effective tax rate expected for the full year based on the most recent forecast of its pre-tax income, permanent book and tax differences, and global tax planning strategies. The Company uses this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their related tax effects. The Company records the tax effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their tax effects in the period in which they occur.
The effective income tax rate from continuing operations was 45.5% and 36.7% for the three months ended March 27, 2015 and March 28, 2014, respectively. Effective income tax rate for the three months ended March 27, 2015 reflects the benefits of tax losses at the higher U.S. Federal statutory rate and taxable earnings derived in foreign jurisdictions with tax rates

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

that are lower than the U.S. Federal statutory rate. Net discrete tax expense was immaterial for the three month period ended March 27, 2015 and March 28, 2014.
The amount of gross unrecognized tax benefits was $3.0 million and $2.7 million at March 27, 2015 and December 31, 2014, respectively. Of the $3.0 million of unrecognized tax benefits, $1.2 million would reduce the Company’s effective tax rate if recognized.
During the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits. The Company recognizes interest and penalties related to tax matters in tax expense. The Company did not have any interest or penalties that were recognized as a component of the income tax provision at March 27, 2015 and December 31, 2014.

12.	Equity
The changes in the components of accumulated other comprehensive income (loss), net of taxes, for the three months ended March 27, 2015 and March 28, 2014 are as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Total
Balance at December 31, 2014, Successor	$(1,434)	$(10,631)	$(12,065)
Other comprehensive loss before reclassifications	—	(8,222)	(8,222)
Balance at March 27, 2015, Successor	$(1,434)	$(18,853)	$(20,287)

	Employee retirement plan adjustments	Foreign currency translation adjustments	Total
Balance at December 31, 2013, Predecessor	$(156)	$630	$474
Amount reclassified from accumulated other comprehensive income	57	—	57
Cumulative foreign currency translation adjustments associated with joint ventures sold	—	(591)	(591)
Foreign currency translation adjustments	—	129	129
Balance at March 28, 2014, Predecessor	$(99)	$168	$69
Series A Preferred Stock Dividends
On January 1, 2015 the Company paid a dividend on the Series A Preferred Stock of $20.00 per share to holders of record on November 15, 2014, totaling $0.9 million.

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
Net sales information relating to the Company’s reportable segments is as follows:

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014

Net sales
Seating	$50,960	$52,291
Finishing	42,850	46,583
Acoustics	50,921	53,007
Components	31,105	34,655
	$175,836	$186,536
The Company uses “Adjusted EBITDA” as the primary measure of profit or loss for the purposes of assessing the operating performance of its segments. The Company defines EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization and (gain)/loss on disposal of property, plant and equipment. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of non-cash or non-operational losses or gains, including long-lived asset impairment charges, integration and other operational restructuring charges, transactional legal fees, other professional fees and special employee bonuses, purchase accounting adjustments, sponsor fees and expenses, and non-cash share based compensation expense.
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated income before taxes:

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014

Segment Adjusted EBITDA
Seating	$7,960	$8,111
Finishing	6,311	6,003
Acoustics	4,854	4,439
Components	5,173	6,539
	$24,298	$25,092
Interest expense, including intercompany	(410)	(591)
Depreciation and amortization	(10,354)	(6,296)
(Loss) gain on disposal of property, plant and equipment - net	(26)	(122)
Restructuring	(1,704)	(647)
Transaction-related expenses	—	—
Integration and other restructuring costs	(462)	(993)
Gain from sale of joint ventures	—	3,508
Total segment income before income taxes	11,342	19,951
Corporate general and administrative expenses	(3,591)	(3,250)
Corporate interest expense, including intercompany	(7,096)	(2,904)
Corporate depreciation	(57)	(28)
Corporate transaction-related expenses	(176)	(1,541)
Corporate loss on disposal of property, plant and equipment	—	(1)
Corporate share based compensation	(2,063)	—
Consolidated (loss) income before taxes	$(1,641)	$12,227
Assets held by reportable segments is as follows:

	Successor
	March 27, 2015	December 31, 2014
Assets
Seating	$227,039	$219,215
Finishing	211,257	221,074
Acoustics	201,911	195,031
Components	139,355	137,354
Total segments	779,562	772,674
Corporate and eliminations	30,440	36,730
Consolidated	$810,002	$809,404

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

14.	Fair Value Measurements
Fair value of financial instruments
Current accounting guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. It also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with the guidance, fair value measurements are classified under the following hierarchy:
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
The carrying amounts within the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. As of March 27, 2015 and December 31, 2014, the Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that such amounts approximated fair value. The Company considers the inputs related to these estimations to be Level 2 fair value measurements.

15.	Litigation and Contingencies
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
At March 27, 2015 and December 31, 2014, the Company held reserves of $1.1 million for environmental matters at two locations. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations or cash flows.

16.	Subsequent Events
On April 1, 2015, the Company paid a dividend on the Series A Preferred Stock of $20.00 per share to holders of record on February 15, 2015, totaling $0.9 million.
On April 1, 2015, the Company’s Chief Financial Officer (CFO) informed the Company of his intention to retire, effective May 31, 2015. The resignation, and related terms of the severance agreement, were finalized and accepted by the Company on April 6, 2015. As a result, the Company will recognize $1.1 million of severance expense and approximately $0.8 million of stock compensation expense related to the accelerated vesting of time-vesting RSUs during the second quarter of 2015. On April 6, 2015 the Board of Directors appointed a new CFO.

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

•
other risks and uncertainties indicated in this report, as well as those disclosed in the Company’s other filings with the Securities and Exchange Commission, including those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Introductory Note
On June 30, 2014, the Company (formerly known as Quinpario Acquisition Corp.) and Jason Partners Holdings Inc. (“Jason”) completed a business combination in which JPHI Holdings Inc. (“JPHI”), a majority owned subsidiary of the Company, acquired 100 percent of the capital stock of Jason from its current owners, Saw Mill Capital, LLC, Falcon Investment Advisors, LLC and other investors (the “Business Combination”). In connection with the closing of the Business Combination, the Company changed its name to Jason Industries, Inc., and commenced trading of its common stock and warrants under the symbols, “JASN” and “JASNW”, respectively, on NASDAQ. This transaction is further described in Note 2 to the Company’s condensed consolidated financial statements included herein.
The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014, and related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2014 Annual Report on Form 10-K.
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
Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2015, the Company’s fiscal quarters are comprised of the three months ended March 27, June 26, September 25, and December 31. In 2014, the Company’s fiscal quarters were comprised of the three months ending March 28, June 27, September 26, and December 31. Throughout this MD&A, we refer to the period from January 1, 2015 through March 27, 2015 as the “first quarter of 2015” or the “first quarter ended March 27, 2015”. Similarly, we refer to the period from January 1, 2014 through March 28, 2014 as the “first quarter of 2014” or the “first quarter ended March 28, 2014”.
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
During the three months ended March 27, 2015 and March 28, 2014, approximately 25% and 27%, respectively, of the Company’s sales were derived from customers outside the United States. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations:

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014

Net sales	$175,836	$186,536
Cost of goods sold	136,889	144,492
Gross profit	38,947	42,044
Selling and administrative expenses	31,493	27,912
Loss on disposals of property, plant and equipment - net	26	123
Restructuring	1,704	647
Transaction-related expenses	176	1,541
Operating income	5,548	11,821
Interest expense	(7,506)	(3,495)
Equity income	282	315
Gain from sale of joint ventures	—	3,508
Other income - net	35	78
(Loss) income before income taxes	(1,641)	12,227
Tax (benefit) provision	(747)	4,492
Net (loss) income	$(894)	$7,735
Less net (loss) attributable to noncontrolling interests	(151)	—
Net (loss) income attributable to Jason Industries	$(743)	$7,735
Accretion of preferred stock dividends	900	—
Net (loss) income available to common shareholders of Jason Industries	$(1,643)	$7,735
Other financial data: (1)

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014	Increase/(Decrease)
(in thousands, except percentages)			$	%
Consolidated
Net sales	$175,836	$186,536	$(10,700)	(5.7)%
Adjusted EBITDA	21,003	22,128	(1,125)	(5.1)
Adjusted EBITDA % of net sales	11.9%	11.9%	—

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” for a reconciliation of Adjusted EBITDA to Net (Loss) Income.

Three Months Ended March 27, 2015 (Successor) Compared with the Three Months Ended March 28, 2014 (Predecessor)
Net sales. Net sales were $175.8 million for the three months ended March 27, 2015, a decrease of $(10.7) million, or (5.7)%, compared to $186.5 million for the three months ended March 28, 2014, reflecting decreased net sales in the finishing segment of $(3.7) million, the components segment of $(3.6) million, the acoustics segment of $(2.1) million, and the seating segment of $(1.3) million. See further discussion of segment results below.
Changes in foreign currency exchange rates compared to the U.S. dollar had a net negative impact of $(6.5) million on consolidated net sales during the three months ended March 27, 2015 compared to the first quarter of 2014, negatively impacting the finishing, acoustics, and seating segments’ net sales by $(4.7) million, $(1.5) million, and $(0.3) million, respectively. This was due principally to unfavorable changes in exchange rates of the U.S. dollar against the Euro; average exchange rates during the three months ended March 27, 2015 were 17.5% lower compared to the first quarter of 2014.

Cost of goods sold. Cost of goods sold was $136.9 million for the three months ended March 27, 2015, compared to $144.5 million for the three months ended March 28, 2014. The decrease in cost of goods sold during the three months ended March 27, 2015 compared to the three months ended March 28, 2014 is due to lower net sales and a $4.6 million favorable impact related to foreign currency exchange rates, partially offset by $1.7 million of incremental depreciation expense resulting primarily from recognizing property, plant, and equipment at fair value in acquisition accounting for the Business Combination.
Gross profit. Gross profit was $38.9 million for the three months ended March 27, 2015 compared to $42.0 million for the three months ended March 28, 2014. This decrease was driven primarily by lower net sales and $1.7 million of incremental depreciation expense resulting primarily from recognizing property, plant, and equipment at fair value in acquisition accounting for the Business Combination.
Selling and administrative expenses. Selling and administrative expenses were $31.5 million for the three months ended March 27, 2015, compared to $27.9 million for the three months ended March 28, 2014.
For the three months ended March 27, 2015, the Company incurred $2.1 million of share-based compensation expense related to new awards granted upon consummation of the Business Combination, for which no expense was incurred in the first quarter of 2014. Selling and administrative expenses for three months ended March 27, 2015 include $0.2 million and $2.2 million of incremental depreciation and amortization expense, respectively, compared to the first quarter of 2014 resulting primarily from recognizing property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination. These increases were partially offset by lower commission expenses during the three months ended March 27, 2015, as compared to the prior year on lower net sales.
Loss (gain) on disposals of fixed assets—net. For the three months ended March 27, 2015 and the three months ended March 28, 2014, the loss on disposals of fixed assets was not material. Changes in the level of fixed asset disposals are dependent upon a number of factors, including changes in the level of asset sales, operational restructuring activities, and capital expenditure levels.
Restructuring. Restructuring was $1.7 million for the three months ended March 27, 2015 compared to $0.6 million for the three months ended March 28, 2014. The increase was primarily due to $0.9 million of lease termination costs associated with the closure of the acoustics segment manufacturing facility in Norwalk, Ohio that were recognized during the three months ended March 27, 2015.
Transaction-related expenses. Transaction-related expenses were $0.2 million for the three months ended March 27, 2015, compared to $1.5 million incurred in the three months ended March 28, 2014. Transaction-related expenses in the first quarter of 2015 consisted of the Company’s acquisition activities. Such expenses in the first quarter of 2014 primarily consisted of professional service fees related to the Business Combination and other related transactions.
Interest expense. Interest expense was $7.5 million for the three months ended March 27, 2015. Interest expense was $3.5 million for the three months ended March 28, 2014. Interest expense for the three months ended March 27, 2015 reflects the Company’s new level of debt following the consummation of the Business Combination. See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
Equity income. Equity income was $0.3 million for the three months ended March 27, 2015, compared to $0.3 million for the three months ended March 28, 2014.
Gain from sale of joint ventures. During the first quarter of 2014, Jason completed the sale of its 50% equity interests in two Asian joint ventures for a total of $11.5 million and recorded a gain on sale of $3.5 million.
Other income (expense)—net. Other income was $0.0 million for the three months ended March 27, 2015 and was $0.1 million for the three months ended March 28, 2014, respectively.
(Loss) income before income taxes. Loss before income taxes was $(1.6) million for the three months ended March 27, 2015, compared to income of $12.2 million for the three months ended March 28, 2014. The decrease in income before income taxes is primarily due to lower net sales and increased restructuring, depreciation and amortization expenses during the three months ended March 27, 2015 compared to the first quarter of 2014 as described above. Selling and administrative expenses also increased due to higher stock compensation expenses and higher corporate expenses related to Jason becoming a public company upon the completion of the Business Combination in 2014. Income before income taxes for the three months ended March 28, 2014 included a $3.5 million gain from the sale of joint ventures.
Tax (benefit) provision. The tax (benefit) provision was $(0.7) million for the three months ended March 27, 2015, compared to $4.5 million for the three months ended March 28, 2014. For 2015, the Company incurred losses before income taxes resulting in an income tax benefit recorded as compared to an income tax provision during 2014.  The effective tax rate for the three months ended March 27, 2015 was 45.5%. The effective tax rate for the three months ended March 28, 2014 was 36.7%. The Company’s tax (benefit) provision is impacted by a number of factors, including, among others, the amount of taxable income or losses at the U.S. federal statutory rate, the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates, the ability to utilize foreign net operating loss carry forwards and adjustments to valuation allowances. The effective tax rate for the three months ended March 27, 2015 was higher than the U.S. federal statutory rate due to the overall projection of pre-tax losses, which includes pre-tax losses in the U.S. at the higher federal statutory rate and pre-tax earnings in foreign jurisdictions with lower income tax rates. The comparable percentages for the three months ended March 28, 2014 did not differ significantly from the U.S. federal statutory rate.
Net (loss) income. For the reasons described above, net loss was $(0.9) million for the three months ended March 27, 2015, compared to net income of $7.7 million for the three months ended March 28, 2014.
Net income (loss) attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $(0.2) million for the three months ended March 27, 2015. Noncontrolling interests represent the Rollover Participants interest in JPHI. See Note 2 to the condensed consolidated financial statements for further discussion.
Adjusted EBITDA. Adjusted EBITDA was $21.0 million, or 11.9% of net sales, for the three months ended March 27, 2015, a decrease of $(1.1) million, or (5.1)%, compared to $22.1 million, or 11.9% of net sales, for the three months ended March 28, 2014, reflecting increased Adjusted EBITDA in the finishing segment of $0.3 million and the acoustics segment of $0.4 million, offset by decreased Adjusted EBITDA in the components segment of $(1.4) million, the seating segment of $(0.1) million, and corporate of $(0.3) million. See further discussion of segment results below.
Changes in foreign currency exchange rates compared to the U.S. dollar had a negative impact of $(0.7) million on consolidated Adjusted EBITDA during the three months ended March 27, 2015 compared to the first quarter of 2014, negatively impacting the finishing and acoustics segments’ Adjusted EBITDA by $(0.6) million and $(0.1) million, respectively.
Key Measures the Company Uses to Evaluate Its Performance
EBITDA and Adjusted EBITDA. The Company defines EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization and (gain)/loss on disposal of property, plant and equipment. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including long-lived asset impairment charges, integration and other operational restructuring charges, transactional legal fees, other professional fees and special employee bonuses, purchase accounting adjustments, sponsor fees and expenses, and non-cash share based compensation expense.
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

Set forth below is a reconciliation of Adjusted EBITDA to net income (in thousands) (unaudited):

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014

Net (loss) income	$(894)	$7,735
Tax provision	(747)	4,492
Interest expense	7,506	3,495
Depreciation and amortization	10,411	6,324
Loss on disposals of fixed assets—net	26	123
EBITDA	16,302	22,169
Adjustments:
Restructuring(1)	1,704	647
Transaction-related expenses(2)	176	1,541
Integration and other restructuring costs(3)	758	993
Sponsor fees(4)	—	286
Gain from sale of joint ventures(5)	—	(3,508)
Share based compensation(6)	2,063	—
Total adjustments	4,701	(41)
Adjusted EBITDA	$21,003	$22,128

(1)
Restructuring includes costs associated with exit or disposal activities as defined by US GAAP related to facility consolidation, including one-time employee termination benefits, costs to close facilities and relocate employees, and costs to terminate contracts other than capital leases. During 2015 and 2014, such costs primarily relate to the closure of the acoustics segment’s Norwalk, Ohio facility. See Note 5, “Restructuring Costs” of the accompanying condensed consolidated financial statements for further information.

(2)
Transaction-related expenses primarily consist of professional service fees related to the Business Combination and other related transactions, as well as the Company’s acquisition and divestiture activities.

(3)
Integration and other restructuring costs primarily includes equipment move costs and incremental facility preparation and related costs incurred in connection with the closure of the Norwalk, Ohio facility and the start-up of a new acoustics segment facility in Warrensburg, Missouri. Such costs are not included in restructuring for US GAAP purposes.

(4)
Represents fees and expenses paid by Jason to Saw Mill Capital LLC and Falcon Investment Advisors, LLC under the Management Services Agreement dated September 21, 2010, which terminated upon consummation of the Business Combination.

(5)
Represents the gain on sale of the 50% equity interests in two joint ventures that was completed during the first quarter of 2014. See Note 4 “Sale of Joint Ventures” of the accompanying condensed consolidated financial statements for further information.

(6)	Represents non-cash share based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan.
Adjusted EBITDA percentage of net sales. Adjusted EBITDA as a percentage of sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments. Each of the Company’s segments has a target Adjusted EBITDA percentage level that it is expected to achieve over the next three to five years which is based on peer group studies and its goals of becoming best in class in profitability and increasing shareholder value.

Segment Financial Data
The table below presents Jason’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three months ended March 27, 2015 and March 28, 2014. Jason uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures Jason Uses to Evaluate Its Performance” above for a reconciliation of Adjusted EBITDA to Net (Loss) Income which is the nearest GAAP measure.

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014	Increase/(Decrease)
(in thousands, except percentages)			$	%
Seating
Net sales	$50,960	$52,291	$(1,331)	(2.5)%
Adjusted EBITDA	7,960	8,111	(151)	(1.9)
Adjusted EBITDA % of net sales	15.6%	15.5%	10 bps
Finishing
Net sales	$42,850	$46,583	$(3,733)	(8.0)%
Adjusted EBITDA	6,311	6,003	308	5.1
Adjusted EBITDA % of net sales	14.7%	12.9%	180 bps
Acoustics
Net sales	$50,921	$53,007	$(2,086)	(3.9)%
Adjusted EBITDA	4,854	4,439	415	9.3
Adjusted EBITDA % of net sales	9.5%	8.4%	110 bps
Components
Net sales	$31,105	$34,655	$(3,550)	(10.2)%
Adjusted EBITDA	5,173	6,539	(1,366)	(20.9)
Adjusted EBITDA % of net sales	16.6%	18.9%	(230) bps
Corporate
Adjusted EBITDA	$(3,295)	$(2,964)	$(331)	(11.2)%
Consolidated
Net sales	$175,836	$186,536	$(10,700)	(5.7)%
Adjusted EBITDA	21,003	22,128	(1,125)	(5.1)
Adjusted EBITDA % of net sales	11.9%	11.9%	—

Seating Segment

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$50,960	$52,291	$(1,331)	(2.5)%
Adjusted EBITDA	7,960	8,111	(151)	(1.9)
Adjusted EBITDA % of net sales	15.6%	15.5%	10 bps
Net sales in the seating segment for the three months ended March 27, 2015 were $51.0 million, a decrease of $(1.3) million or (2.5)%, compared to $52.3 million for the three months ended March 28, 2014. On a constant currency basis (net negative currency impact of $(0.3) million for the three months ended March 27, 2015), revenues decreased by $(1.0) million for the three months ended March 27, 2015. The decrease in net sales for the three months ended March 27, 2015 was primarily due to decreases in volume in the turf care and heavyweight motorcycle product segments, partially offset by stronger sales in the construction and agriculture industries and power sports products.
Adjusted EBITDA for the three months ended March 27, 2015 decreased $(0.1) million to $8.0 million (15.6% of net sales) from $8.1 million (15.5% of net sales) for the three months ended March 28, 2014. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. For the three months ended March 27, 2015, Adjusted EBITDA increased as a percentage of net sales due to improved material costs and lower selling and administrative expenses.
Finishing Segment

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$42,850	$46,583	$(3,733)	(8.0)%
Adjusted EBITDA	6,311	6,003	308	5.1
Adjusted EBITDA % of net sales	14.7%	12.9%	180 bps
Net sales in the finishing segment for the three months ended March 27, 2015 were $42.9 million, a decrease of $(3.7) million, or (8.0)%, compared to $46.6 million for the three months ended March 28, 2014. On a constant currency basis (net negative currency impact of $(4.7) million for the three months ended March 27, 2015), revenues increased by $1.0 million for the three months ended March 27, 2015. The increase in net sales resulted from increased product volumes and increases in product pricing.
Adjusted EBITDA increased $0.3 million, or 5.1%, for the three months ended March 27, 2015 to $6.3 million (14.7% of net sales) from $6.0 million (12.9% of net sales) for the three months ended March 28, 2014. On a constant currency basis (net negative currency impact of $(0.6) million for the three months ended March 27, 2015), Adjusted EBITDA increased $0.9 million for the three months ended March 27, 2015, primarily due to increased product volumes and increases in product pricing. The increase in Adjusted EBITDA as a percentage of net sales for the three months ended March 27, 2015 primarily resulted from increases in product pricing and further leveraging of lower manufacturing cost facilities in Mexico and Romania.
Acoustics Segment

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$50,921	$53,007	$(2,086)	(3.9)%
Adjusted EBITDA	4,854	4,439	415	9.3
Adjusted EBITDA % of net sales	9.5%	8.4%	110 bps
Net sales in the acoustics segment for the three months ended March 27, 2015 were $50.9 million, a decrease of $(2.1) million, or (3.9)%, compared to $53.0 million for the three months ended March 28, 2014. On a constant currency basis (net negative currency impact of $(1.5) million for the three months ended March 27, 2015), revenues decreased by $(0.6) million for the three months ended March 27, 2015. The decrease in net sales in the three months ended March 27, 2015 was primarily due to short-term automotive assembly plant shutdowns during the quarter, partially offset by new platform awards.

Adjusted EBITDA was $4.9 million (9.5% of net sales) in the three months ended March 27, 2015 compared to $4.4 million (8.4% of net sales) in the three months ended March 28, 2014. On a constant currency basis (net negative currency impact of $(0.1) million for the three months ended March 27, 2015), Adjusted EBITDA increased $0.6 million for the three months ended March 27, 2015. The increases in Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the quarter were primarily due to decreases in raw material pricing and improved operational efficiencies resulting in lower raw material usage, partially offset by higher selling and administrative expenses.
Components Segment

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$31,105	$34,655	$(3,550)	(10.2)%
Adjusted EBITDA	5,173	6,539	(1,366)	(20.9)
Adjusted EBITDA % of net sales	16.6%	18.9%	(230) bps
Net sales in the components segment for the three months ended March 27, 2015 were $31.1 million, compared to $34.7 million for the three months ended March 28, 2014. The decrease of $(3.6) million during the three months ended March 27, 2015 as compared to the first quarter of 2014 was due to decreases in volumes and pricing of smart utility meters, partially offset by increases in sales volumes of rail car metal components.
Adjusted EBITDA decreased to $5.2 million (16.6% of net sales) for the three months ended March 27, 2015 compared to $6.5 million (18.9% of net sales) in the first quarter of 2014. The decrease in Adjusted EBITDA of $(1.4) million was primarily due to decreases in smart meter sales volumes and pricing and higher administrative expenses, partially offset by increased rail car metal component volumes.
Corporate

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014	Increase/(Decrease)
(in thousands, except percentages)			$	%
Adjusted EBITDA	$(3,295)	$(2,964)	$(331)	(11.2)%
Corporate expense is principally comprised of the costs of corporate functions, including the compensation and benefits of the Chief Executive Officer and Chief Financial Officer, as well as personnel responsible for treasury, finance, insurance, in-house legal, human resources, tax planning and the administration of employee benefits. Corporate expense also includes third party legal, audit, tax and other professional fees and expenses, board of director compensation and expenses, and the operating costs of the corporate office.
The increase in expense in the three months ended March 27, 2015 primarily resulted from additional costs associated with the transition to Jason becoming a public company on June 30, 2014, including additional personnel costs, board of director compensation and expenses, third party professional fees and public filing related expenses.
Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of March 27, 2015, the Company had $54.9 million of available cash, $36.2 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $8.8 million available under long-term revolving loan facilities that the Company maintains outside the U.S. As of March 27, 2015, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $3.8 million. Included in the Company’s consolidated cash balance of $54.9 million at March 27, 2015, is cash of $23.0 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures, debt service requirements, and investments in future growth to create value for our shareholders.

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
As of March 27, 2015, the Company’s total outstanding indebtedness of $419.7 million was comprised of aggregate term loans outstanding under its Senior Secured Credit Facilities (defined below) of $412.5 million (net of a $6.8 million debt discount), various foreign bank term loans and revolving loan facilities of $5.5 million and capital lease obligations of $1.7 million. No amounts were outstanding under the revolving credit facility portion of the Senior Secured Credit Facilities as of March 27, 2015. As of December 31, 2014, the Company’s total outstanding indebtedness of $420.7 million was comprised of term loans outstanding under its U.S. credit agreement of $412.2 million (net of a $7.0 million debt discount), various foreign bank term loans and revolving loan facilities of $6.5 million and capital lease obligations of $2.0 million. No borrowings were outstanding under the U.S. revolving loan facility at December 31, 2014.
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $5.5 million as of March 27, 2015, including borrowings of $4.6 million incurred by the Company’s subsidiaries in Germany, and borrowings totaled $6.5 million as of December 31, 2014, including borrowings of $5.2 million incurred by the Company’s subsidiaries in Germany. There are certain restrictions included in loan agreements with the Company’s wholly-owned German subsidiary, Jason GmbH, that restrict the transfer of assets or payment of dividends to its shareholders.
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
The First Lien Term Loans mature in 2021 and the Revolving Credit Facility matures in 2019. The Second Lien Term Loans mature in 2022. The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to 0.25% of the original principal amount of the First Lien Term Loans, with the balance payable at maturity. Neither the Revolving Credit Facility nor the Second Lien Term Loans amortize, however each is repayable in full at maturity.
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
Interest Rate and Fees. At our election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities are based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the “prime rate” of Deutsche Bank AG New York Branch, (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings under the First Lien Term Facility and Second Lien Term Facility will be subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility may be subject to adjustment based upon Jason Incorporated’s consolidated first lien net leverage ratio.
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
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, initially specified at 5.50 to 1.00, with periodic decreases beginning on July 1, 2016 to 5.25 to 1.00 and decreasing to 4.50 to 1.00 on December 31, 2017 and thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable. As of March 27, 2015 the consolidated first lien net leverage ratio was 4.84 to 1.00, and the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letters of credit was less than 25 percent of revolving credit commitments.
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

Series A Preferred Stock
Holders of the 45,000 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s board of directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A  Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock. On January 1, 2015 the Company paid a dividend of $20.00 per share to holders of record on November 15, 2014, totaling $0.9 million. On April 1, 2015 the Company paid a dividend of $20.00 per share to holders of record on February 15, 2015, totaling $0.9 million.
Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”) as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable as a percentage of net sales. NOWC as a percentage of rolling twelve month net sales was 16.9% as of March 27, 2015 and 14.1% as of December 31, 2014. Set forth below is a table summarizing NOWC as of March 27, 2015 and December 31, 2014.

	Successor
	March 27, 2015	December 31, 2014
Accounts receivable—net	$102,501	$80,080
Inventories	79,994	80,546
Accounts payable	(65,450)	(57,704)
NOWC	$117,045	$102,922
In overall dollar terms, the Company’s NOWC is generally lower at the end of the calendar year due to reduced sales activity around the holiday season. NOWC generally peaks at the end of the first quarter as the Company experiences high seasonal demand from certain customers, particularly those serving the motor sports, lawn and garden equipment and small engine markets to fill the supply chain for the spring season. There are, however, variations in the seasonal demands from year to year depending on weather, customer inventory levels, and model year changes. The Company historically generates approximately 52-55% of sales in the first half of the year.
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
Historically, Jason’s capital expenditures have ranged between 2% and 3% of annual sales with year to year fluctuations caused by the nature and timing of specific capital projects. Capital expenditures during the three months ending March 27, 2015 were $7.2 million, or 4.1% of net sales, and were primarily due to the construction of a new acoustics segment manufacturing facility in Richmond, Indiana. Capital expenditures for 2015 are expected to be $30 million to $36 million due to the construction of a new acoustics segment manufacturing facility for underbody production, but could vary from that depending on business performance, growth opportunities, and the amount of assets we lease instead of purchase. The Company finances its annual capital requirements with funds generated from operations.
Warrant Repurchase
In February 2015, our Board of Directors authorized the purchase of up to $5 million of our outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the three months ending March 27, 2015.

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 27, 2105 (Successor) and the Three Months Ended March 28, 2014 (Predecessor)

	Successor	Predecessor
	Three Months Ended March 27, 2015	Three Months Ended March 28, 2014
(in thousands)
Cash flows provided (used) by operating activities	$3,212	$(15,932)
Cash flows (used) provided by investing activities	(7,636)	7,193
Cash flows (used) provided by financing activities	(1,284)	14,176
Effect of exchange rate changes on cash and cash equivalents	(1,643)	45
Net (decrease) increase in cash and cash equivalents	(7,351)	5,482
Cash and cash equivalents at beginning of period	62,279	16,318
Cash and cash equivalents at end of period	$54,928	$21,800
Depreciation and amortization	10,411	6,324
Capital expenditures	(7,235)	(4,430)
Cash Flows Used in Operating Activities
Cash flows provided (used) by operating activities were $3.2 million for the three months ended March 27, 2015, compared to $(15.9) million for the three months ended March 28, 2014. The increase in cash flows provided by operations was primarily due to lower interest and incentive compensation payments and a lower increase in seasonal working capital during the first quarter of 2015 compared to the first quarter of 2014, partially offset by lower earnings.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $(7.6) million for the three months ended March 27, 2015, compared to $7.2 million of cash provided by investing activities for the three months ended March 28, 2014. The increase in cash flows used in investing activities was primarily the result of increased capital expenditures on the acquisition of property, plant, and equipment during the three months ended March 27, 2015 and $11.5 million in proceeds from the sale of joint ventures in 2014.
Cash Flows Provided by Financing Activities
Cash flows (used) provided by financing activities were $(1.3) million for the three months ended March 27, 2015, compared to $14.2 million of cash provided by financing activities during the three months ended March 28, 2014. The decrease in cash provided by financing activities was primarily due to net proceeds from borrowings on U.S. revolving loans during 2014, compared with no revolving loan activity in three months ended March 27, 2015.
Depreciation and Amortization
Depreciation and amortization totaled $10.4 million for the three months ended March 27, 2015. Depreciation and amortization for the three months ended March 27, 2015 is significantly higher than incurred by the Company in the comparable predecessor periods as a result of recognizing property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination.
Capital Expenditures
Capital expenditures totaled $7.2 million and $4.4 million for the three months ended March 27, 2015 and March 28, 2014, respectively.
Contractual Obligations
There are no material changes to the disclosures regarding contractual obligations made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
There are no material changes to the disclosures regarding off-balance sheet arrangements made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K filed with the SEC on March 11, 2015 for the year ended December 31, 2014 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported above, management believes that as of March 27, 2015 and during the period from January 1, 2015 through March 27, 2015, there has been no material change to this information.
New Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which amends existing consolidation guidance for reporting organizations such as limited partnerships and other similar entities that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the potential impacts of this updated guidance on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the potential impacts of this updated guidance on its consolidated financial statements and related disclosures.
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
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $34 million, or 19%, of our sales originated in a currency other than the U.S. dollar during the first quarter of 2015. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the three months ended March 27, 2015, sales denominated in Euros approximated $24 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $2.4 million, respectively, and our net income would increase or decrease by approximately $0.1 million, respectively. The net assets and liabilities of our non-U.S. subsidiaries, which totaled approximately $55 million as of March 27, 2015, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The cumulative translation adjustments recorded in other comprehensive income at March 27, 2015 resulted in a decrease to shareholders’ equity of $18.9 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled over an extended period, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of March 27, 2015, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of March 27, 2015, long-term debt denominated in currencies other than the USD totaled approximately $7.2 million.
Interest Rate Risk: The Company utilizes a combination of short-term and long-term debt to finance our operations and is exposed to interest rate risk on our outstanding floating rate debt instruments that bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Borrowings under U.S. credit facilities bear interest at rates tied to either the “prime rate” of Deutsche Bank AG New York Branch, the federal funds effective rate, the Eurocurrency rate, or a

Eurocurrency rate determined by reference to LIBOR, subject to an established floor. Applicable interest rates have been substantially lower than the designated floor in our Senior Secured Credit Facilities; therefore, interest rates have not been subject to change. Assuming that the rates remain below the floor, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt, excluding debt outstanding under the U.S. credit agreement, would result in a minor change in interest expense on an annual basis. As of March 27, 2015, the Company did not have any interest rate swap or cap arrangements in place.
Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering (“VAVE”) initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of March 27, 2015, the Company did not have any commodity hedging instruments in place.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 27, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index following the signature page herein.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASON INDUSTRIES, INC.

Dated: May 5, 2015	/s/ David C. Westgate
David C. Westgate Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2015	/s/ Sarah C. Sutton
Sarah C. Sutton Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Employment Agreement between the Company and Sarah Sutton, dated as of April 6, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on April 7, 2015 (File No. 1-36051)).

10.2
Letter Regarding Terms of Retirement of Stephen L. Cripe, dated April 6, 2015 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K, filed with the Commission on April 7, 2015 (File No. 1-36051)).

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