Form 10-Q
period 2015-06-26
Jason Industries, Inc.
filed 2015-08-03
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2015

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

As of July 31, 2015, there were 22,189,336 shares of common stock of the Company issued and outstanding.

JASON INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Successor		Predecessor
	Three Months Ended June 26, 2015	Six Months Ended June 26, 2015	Three Months Ended June 27, 2014	Six Months Ended June 27, 2014

Net sales	$187,578	$363,414	$190,615	$377,151
Cost of goods sold	145,954	282,843	148,993	293,485
Gross profit	41,624	80,571	41,622	83,666
Selling and administrative expenses	32,521	64,014	27,263	55,175
(Gain) loss on disposals of property, plant and equipment - net	(4)	22	215	338
Restructuring	1,010	2,714	1,907	2,554
Transaction-related expenses	710	886	3,233	4,774
Operating income	7,387	12,935	9,004	20,825
Interest expense	(7,918)	(15,424)	(3,724)	(7,219)
Equity income	260	542	516	831
Gain from sale of joint ventures	—	—	—	3,508
Other income - net	50	85	29	107
(Loss) income before income taxes	(221)	(1,862)	5,825	18,052
Tax provision (benefit)	644	(103)	588	5,080
Net (loss) income	$(865)	$(1,759)	$5,237	$12,972
Less net loss attributable to noncontrolling interests	(146)	(297)	—	—
Net (loss) income attributable to Jason Industries	$(719)	$(1,462)	$5,237	$12,972
Accretion of preferred stock dividends	900	1,800	—	—
Net (loss) income available to common shareholders of Jason Industries	$(1,619)	$(3,262)	$5,237	$12,972

Net (loss) income per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.07)	$(0.15)	$5,237	$12,972

Weighted average number of common shares outstanding:
Basic and diluted	22,011	22,001	1	1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Successor		Predecessor
	Three Months Ended June 26, 2015	Six Months Ended June 26, 2015	Three Months Ended June 27, 2014	Six Months Ended June 27, 2014

Net (loss) income	$(865)	$(1,759)	$5,237	$12,972
Other comprehensive (loss) income:
Employee retirement plan adjustments, net of tax	—	—	48	105
Cumulative foreign currency translation adjustments associated with joint ventures sold	—	—	—	(591)
Foreign currency translation adjustments	1,852	(8,042)	(592)	(463)
Total other comprehensive income (loss)	1,852	(8,042)	(544)	(949)
Comprehensive income (loss)	987	(9,801)	4,693	12,023
Less: Comprehensive income (loss) attributable to noncontrolling interests	167	(1,656)	—	—
Comprehensive income (loss) attributable to Jason Industries	$820	$(8,145)	$4,693	$12,023
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	Successor
	June 26, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$32,967	$62,279
Accounts receivable - net of allowances for doubtful accounts of $2,296 at June 26, 2015 and $2,415 at December 31, 2014	102,418	80,080
Inventories - net	82,994	80,546
Deferred income taxes	10,750	11,105
Other current assets	24,199	23,087
Total current assets	253,328	257,097
Property, plant and equipment - net of accumulated depreciation of $27,147 at June 26, 2015 and $12,920 at December 31, 2014	197,799	176,478
Goodwill	163,586	156,106
Other intangible assets - net	202,871	198,683
Other assets - net	20,810	21,040
Total assets	$838,394	$809,404

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$6,259	$5,375
Accounts payable	62,925	57,704
Accrued compensation and employee benefits	21,718	14,035
Accrued interest	6,724	199
Other current liabilities	24,850	21,759
Total current liabilities	122,476	99,072
Long-term debt	428,443	415,306
Deferred income taxes	92,223	91,205
Other long-term liabilities	19,474	21,146
Total liabilities	662,616	626,729

Commitments and contingencies (Note 15)

Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 45,000 shares issued and outstanding at June 26, 2015 and December 31, 2014)	45,000	45,000
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized; issued and outstanding: 22,058,399 shares at June 26, 2015 and 21,990,666 shares at December 31, 2014)	2	2
Additional paid-in capital	143,216	140,312
Retained deficit	(23,001)	(21,539)
Accumulated other comprehensive loss	(18,748)	(12,065)
Shareholders' equity attributable to Jason Industries	146,469	151,710
Noncontrolling interests	29,309	30,965
Total equity	175,778	182,675
Total liabilities and equity	$838,394	$809,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Successor	Predecessor
	Six Months Ended June 26, 2015	Six Months Ended June 27, 2014

Cash flows from operating activities
Net (loss) income	$(1,759)	$12,972
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation	14,659	10,125
Amortization of intangible assets	7,228	2,727
Amortization of deferred financing costs and debt discount	1,504	426
Equity income	(542)	(831)
Deferred income taxes	(4,692)	(4,476)
Loss on disposals of property, plant and equipment - net	22	338
Gain from sale of joint ventures	—	(3,508)
Non-cash stock compensation	4,952	97
Net increase (decrease) in cash due to changes in:
Accounts receivable	(20,031)	(20,632)
Inventories	3,755	(5,602)
Other current assets	(3,085)	1,249
Accounts payable	4,173	6,498
Accrued compensation and employee benefits	6,638	1,141
Accrued interest	6,526	(2,716)
Accrued income taxes	2,521	4,398
Other - net	(614)	2,035
Total adjustments	23,014	(8,731)
Net cash provided by operating activities	21,255	4,241
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment and other assets	78	159
Proceeds from sale of joint ventures	—	11,500
Payments for property, plant and equipment	(15,318)	(10,998)
Acquisition of business, net of cash acquired	(34,763)	—
Acquisitions of patents	(105)	(33)
Other investing activities	—	(490)
Net cash (used) provided by investing activities	(50,108)	138
Cash flows from financing activities
Payment of capitalized debt issuance costs	—	(444)
Payments of 2013 U.S. term loan	—	(1,175)
Payments of First Lien term loan	(775)	—
Proceeds from U.S. revolving loans	—	64,725
Payments of U.S. revolving loans	—	(53,725)
Proceeds from other long-term debt	5,031	1,383
Payments of other long-term debt	(1,378)	(3,868)
Payments of preferred stock dividends	(1,800)	—
Net cash provided by financing activities	1,078	6,896
Effect of exchange rate changes on cash and cash equivalents	(1,537)	(122)
Net (decrease) increase in cash and cash equivalents	(29,312)	11,153
Cash and cash equivalents, beginning of period	62,279	16,318
Cash and cash equivalents, end of period	$32,967	$27,471
Supplemental disclosure of cash flow information
Non-cash financing activities:
Accretion of preferred stock dividends	$900	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Equity
Balance at December 31, 2014, Successor	$45,000	$2	$140,312	$(21,539)	$(12,065)	$151,710	$30,965	$182,675
Dividends declared	—	—	(1,800)	—	—	(1,800)	—	(1,800)
Stock compensation expense	—	—	4,952	—	—	4,952	—	4,952
Tax withholding related to vesting of restricted stock units	—	—	(248)	—	—	(248)	—	(248)
Net (loss)	—	—	—	(1,462)	—	(1,462)	(297)	(1,759)
Foreign currency translation adjustments	—	—	—	—	(6,683)	(6,683)	(1,359)	(8,042)
Balance at June 26, 2015, Successor	$45,000	$2	$143,216	$(23,001)	$(18,748)	$146,469	$29,309	$175,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

1.	Description of Business and Basis of Presentation
Description of Business
Jason Industries, Inc. (“Jason Industries”), including its subsidiaries (collectively, the “Company”), is a diversified industrial manufacturing company with four reportable segments: seating, finishing, acoustics, and components. The segments have separate management teams and have operations within the United States and 14 foreign countries. The Company is a producer of seating for the motorcycle and off-road vehicle sectors, and a supplier of static seats to the commercial and residential lawn/turf sector. The Company is also a producer of non-woven acoustical fiber insulation for the automotive sector and a global manufacturer of industrial consumables (brushes, buffing wheels, buffing compounds, and abrasives). The Company also manufactures precision components, expanded and perforated metal, and slip-resistant walking surfaces.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. For additional information, including the Company’s significant accounting policies, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
As a result of the Business Combination, the Company was identified as the acquirer for accounting purposes, and Jason is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes a “Predecessor” for Jason for periods prior to the Closing Date.  The Company was subsequently re-established as Jason Industries, Inc. and is the “Successor” for periods after the Closing Date, which includes the consolidation of Jason subsequent to the Business Combination on June 30, 2014.  The acquisition was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of net assets acquired.  See Note 2 for further discussion of the Business Combination.  As a result of the application of the acquisition method of accounting as of the effective date of the acquisition, the financial statements for the Predecessor period and for the Successor period are presented on a different basis and, therefore, are not comparable.
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length, ending on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2015, the Company’s fiscal quarters are comprised of the three months ending March 27, June 26, September 25 and December 31. In 2014, the Company’s fiscal quarters were comprised of the three months ended March 28, June 27, September 26 and December 31.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.
Recently issued accounting standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption when implementing this standard. On July

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

9, 2015, the FASB voted to defer the effective date of this ASU by one year to December 15, 2017, for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

2.	Consummation of Business Combination
On June 30, 2014, the Company and Jason completed the Business Combination in which JPHI Holdings Inc. (“JPHI”), a majority owned subsidiary of the Company, acquired 100 percent of the capital stock of Jason. The purchase price of $536.0 million was funded by the cash proceeds from the Company’s initial public offering, new debt, the issuance of 45,000 shares of 8% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) and rollover equity invested by Jason’s former owners and management of Jason (collectively the “Rollover Participants”). During the three and six months ended June 27, 2014, the Company incurred approximately $3.2 million and $4.8 million, respectively, of transaction expenses directly related to the Business Combination.
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
The following unaudited pro forma combined financial information presents the Company’s results as though Jason and the Company had combined at January 1, 2013. Pro forma net earnings attributable to common shareholders were adjusted to exclude $4.8 million and $9.8 million, respectively, of transaction-related expenses incurred in the three and six months ended June 27, 2014. The unaudited pro forma condensed consolidated financial information has been prepared using the acquisition method of accounting in accordance with GAAP.

	(unaudited pro forma)
	Three Months Ended June 27, 2014	Six Months Ended June 27, 2014

Net sales	$190,615	$377,151
Net income attributable to common shareholders of Jason Industries	$1,650	$3,537
The Company recorded an allocation of the purchase price to Jason’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 30, 2014 acquisition date. The calculation of the purchase price allocation is as follows:

Purchase Price Allocation
Cash and cash equivalents	$11,049
Accounts receivable	97,693
Inventories - net	83,538
Deferred income taxes - current (net)	8,095
Other current assets	18,973
Property, plant and equipment	179,871
Goodwill	158,263
Other intangible assets	208,450
Other assets - net	8,469
Current liabilities	(111,151)
Deferred income taxes (net)	(97,046)
Debt	(11,277)
Other long-term liabilities	(18,929)
Total purchase price	$535,998
There were no adjustments made to the purchase price allocation during the six months ended June 26, 2015.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

3.	Acquisitions
DRONCO GmbH (“DRONCO”)
On May 29, 2015, the Company acquired all of the outstanding shares of DRONCO. DRONCO is a European manufacturer of bonded abrasives. These abrasives are being manufactured and distributed by the finishing segment. The Company paid cash consideration of $34.4 million, net of cash acquired, and, pursuant to the transaction, assumed certain liabilities. The related purchase agreement includes customary representations, warranties and covenants between the named parties.
The acquisition was accounted for using the acquisition method. The operating results and cash flows of DRONCO are included in the Company’s condensed consolidated financial statements from May 29, 2015, the date the Company entered into the purchase agreement.
The Company has recorded a preliminary allocation of the purchase price for tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the May 29, 2015 acquisition date. The preliminary consideration and preliminary purchase price allocation is as follows:

Calculation of Purchase Price
Cash	$34,938
Debt	11,031
Purchase consideration	$45,969

Preliminary Purchase Price Allocation
Cash and cash equivalents	$524
Accounts receivable	3,430
Inventories - net	7,156
Deferred income taxes - current (net)	89
Other current assets	1,495
Property, plant and equipment	23,931
Goodwill	8,828
Other intangible assets	11,715
Other assets - net	42
Current liabilities	(4,650)
Deferred income taxes (net)	(6,439)
Other long-term liabilities	(152)
Total purchase price	$45,969
The preliminary purchase price allocation resulted in goodwill of $8.8 million in the finishing segment, of which none is deductible for tax purposes. Goodwill generated from DRONCO is primarily attributable to expected synergies from leveraging the finishing segment’s global distribution and sales network and cross-selling of DRONCO’s product portfolio to the finish segment’s customer base.
The preliminary values allocated to other intangible assets and the weighted average useful lives are as follows:

	Gross Carrying Amount	Weighted Average Useful Life (years)
Customer relationships	$8,560	15
Tradenames	3,155	15
	$11,715

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The preliminary allocation of the purchase price is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets are based on preliminary valuations and are subject to final adjustments to reflect the final valuations.
The Company recognized $0.9 million of acquisition-related costs that were expensed in the six months ended June 26, 2015. These costs are included in the condensed consolidated statements of operations as “Transaction-related expenses”. During the three months ended June 26, 2015, $3.5 million of net sales from DRONCO were included in the Company’s condensed consolidated statements of operations.
Pro forma historical results of operations related to the acquisition of DRONCO have not been presented as they are not material to the Company’s condensed consolidated statements of operations.
Herold Partco
On March 25, 2015, the Company acquired Herold Partco Manufacturing, Inc. for $0.4 million. Herold Partco Manufacturing, Inc. is a Cleveland-based manufacturer of industrial brushes. These brushes are now manufactured and distributed by the finishing segment and sold under the Osborn brand name. The purchase price allocation for this transaction resulted in goodwill of $0.1 million, other intangible assets of $0.2 million and inventory of $0.1 million.
The acquisition of Herold Partco Manufacturing, Inc. was not material to the Company’s condensed consolidated financial statements.

4.	Sale of Joint Ventures
During the first quarter of 2014, Jason completed the sale of its 50% equity interest in two of its joint ventures for a total of $11.5 million. The sale of one of the joint ventures in the amount of $7.5 million was completed in January 2014 and the sale of the second joint venture in the amount of $4.0 million was completed in March 2014. The Company recorded a $3.5 million gain on the sale of the joint ventures, which is reported separately on the condensed consolidated statements of operations. The gain includes the recognition of $0.6 million of cumulative translation adjustments which had been recorded in accumulated other comprehensive income. The $0.6 million is reported separately in the condensed consolidated statements of comprehensive income. Terms of the sale include a supply agreement which allows Jason to purchase product at established prices over the agreement’s three-year term.

5.	Restructuring Costs
The Company has continued to make changes to its worldwide manufacturing footprint. These actions resulted in charges relating to employee severance and other related charges, such as exit costs for the consolidation and closure of plant facilities, employee relocation and lease termination costs. During the three and six months ended June 26, 2015, the Company incurred $1.0 million and $2.7 million of restructuring charges, respectively. During the three and six months ended June 27, 2014, the Company incurred $1.9 million and $2.6 million of restructuring charges, respectively. These restructuring costs are presented separately on the condensed consolidated statements of operations.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table presents the restructuring liability:

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2014, Successor	$88	$1,056	$97	$1,241
Current period restructuring charges	831	905	978	2,714
Cash payments	(400)	(533)	(882)	(1,815)
Non-cash charges and other	269	—	(193)	76
Balance - June 26, 2015, Successor	$788	$1,428	$—	$2,216

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2013, Predecessor	$1,112	$818	$65	$1,995
Current period restructuring charges	629	631	1,294	2,554
Cash payments	(1,088)	(104)	(899)	(2,091)
Balance - June 27, 2014, Predecessor	$653	$1,345	$460	$2,458
The accruals for severance presented above relate to costs incurred in the finishing and acoustics segments as of the period ended June 26, 2015. These accruals are expected to be utilized during the next twelve months and are recorded within other current liabilities on the condensed consolidated balance sheets. During the six months ended June 26, 2015, the accrual for lease termination costs of $0.9 million relates to restructuring costs within the acoustics segment due to the closure of the Norwalk facility. At June 26, 2015 and December 31, 2014, $0.5 million and $0.6 million, respectively, are recorded within other long-term liabilities and $0.9 million and $0.5 million, respectively, are recorded within other current liabilities on the condensed consolidated balance sheets.

6.	Inventories
Inventories consisted of the following:

	Successor
	June 26, 2015	December 31, 2014
Raw material	$43,704	$42,803
Work-in-process	4,963	5,572
Finished goods	34,327	32,171
Total Inventories	$82,994	$80,546

7.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill are as follows:

	Seating	Finishing	Acoustics	Components	Total
Balance as of December 31, 2014 (Successor)	$58,139	$34,608	$30,176	$33,183	$156,106
Acquisition of businesses	—	8,876	—	—	8,876
Foreign currency impact	—	(1,076)	(320)	—	(1,396)
Balance as of June 26, 2015 (Successor)	$58,139	$42,408	$29,856	$33,183	$163,586

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The Company’s other intangible assets consisted of the following:

	Successor
	June 26, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,946	$(403)	$2,543	$2,841	$(200)	$2,641
Customer relationships	146,773	(9,627)	137,146	138,864	(4,846)	134,018
Trademarks and other intangibles	67,650	(4,468)	63,182	64,162	(2,138)	62,024
Total amortized other intangible assets	$217,369	$(14,498)	$202,871	$205,867	$(7,184)	$198,683

8.	Debt
The Company’s debt consisted of the following:

	Successor
	June 26, 2015	December 31, 2014
First Lien Term Loans	$308,450	$309,225
Debt discount on First Lien Term Loans	(3,266)	(3,538)
Second Lien Term Loans	110,000	110,000
Debt discount on Second Lien Term Loans	(3,248)	(3,480)
Foreign debt	21,066	6,515
Capital lease obligations	1,700	1,959
Total debt	434,702	420,681
Less: Current portion	(6,259)	(5,375)
Total long-term debt	$428,443	$415,306
    Senior Secured Credit Facilities
As of June 26, 2015, the Company’s U.S. credit facility (the “Senior Secured Credit Facilities”) includes (i) term loans in an aggregate principal amount of $308.5 million (“First Lien Term Loans”) maturing in 2021, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing in 2022, and (iii) a revolving loan of up to $40.0 million (“Revolving Credit Facility”) maturing in 2019.
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
Under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations exceeds 25 percent of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its restricted subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, initially specified at 5.50 to 1.00, with periodic decreases beginning on July 1, 2016 to 5.25 to 1.00, and decreasing to 4.50 to 1.00 on December 31, 2017 and remaining at that level thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

At June 26, 2015, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 5.5% and 9.0%, respectively. At June 26, 2015, the Company had a total of $36.2 million of availability for additional borrowings under the Revolving Credit Facility since the Company had no outstanding borrowings and letters of credit outstanding of $3.8 million, which reduce availability under the facility.
Foreign debt
At June 26, 2015 and December 31, 2014, the Company had $21.1 million and $6.5 million, respectively, in foreign debt obligations, including various overdraft facilities and term loans. The largest foreign debt balances are held by the Company’s subsidiaries in Germany (approximately $18.6 million and $5.2 million as of June 26, 2015 and December 31, 2014, respectively), Mexico (approximately $1.8 million and $0.0 million as of June 26, 2015 and December 31, 2014, respectively), and Brazil (approximately $0.6 million and $1.1 million as of June 26, 2015 and December 31, 2014, respectively). These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.1 million to $3.3 million and $0.1 million to $2.6 million as of June 26, 2015 and December 31, 2014, respectively.
In connection with the acquisition of DRONCO, the Company assumed $11.0 million of long-term debt comprised of term loan borrowings totaling $8.5 million and revolving line of credit borrowings totaling $2.5 million. Borrowings bear interest at rates ranging from 2.3% to 4.6% and are subject to repayment in varying amounts through 2030.

9.	Share Based Compensation
Upon completion of the Business Combination, the Compensation Committee of the Company’s Board of Directors approved an initial grant under the 2014 Omnibus Incentive Plan (the “2014 Plan”) to certain executive officers, senior management employees, and members of the Board of Directors. The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including restricted stock units and performance share units, which are restricted stock units with vesting conditions contingent upon achieving certain performance goals. Share based compensation expense is reported in selling and administrative expenses in the Company’s condensed consolidated statements of operations.
There were 3,473,435 shares of common stock reserved and authorized for issuance under the 2014 Plan. At June 26, 2015, 607,690 shares of common stock remain authorized and available for future grant under the 2014 Plan.
The Company recognized the following share-based compensation expense during the three and six months ended June 26, 2015:

	June 26, 2015
	Three Months Ended	Six Months Ended
Compensation Expense:
Restricted Stock Units	$795	$1,579
Adjusted EBITDA Vesting Awards	725	1,434
Stock Price Vesting Awards	493	1,063
	2,013	4,076
Impact of accelerated vesting (1)	876	876
Total share-based compensation expense	$2,889	$4,952

Total income tax benefit recognized	$942	$1,722
(1) Represents the impact of the acceleration of certain vesting schedules for restricted stock units and stock price vesting awards related to the transition of the Company’s CFO.
As of June 26, 2015, total unrecognized compensation cost related to share-based compensation awards was approximately $10.3 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.9 years.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table sets forth the restricted and performance share unit activity during the six months ended June 26, 2015:

	Restricted Stock Units		Adjusted EBITDA Vesting Awards		Stock Price Vesting Awards
	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2014	762,075	$10.49	1,215,704	$10.49	810,469	$3.54
Granted	52,102	7.70	91,178	7.70	60,785	1.08
Vested	(104,204)	10.49	—	—	—	—
Forfeited or expired	—	—	(126,567)	10.49	—	—
Nonvested at June 26, 2015	709,973	$10.29	1,180,315	$10.27	871,254	$3.36
Restricted Stock Units
As of June 26, 2015, there was $4.5 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 2.0 years.
In connection with the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the three and six months ended June 26, 2015, 36,471 shares with an aggregate value of $0.2 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ equity.
Performance Share Units
Adjusted EBITDA Vesting Awards
Compensation expense for cumulative Adjusted EBITDA based performance share unit awards is currently being recognized based on an estimated payout of 100% of target or 786,876 shares. As of June 26, 2015, there was $5.2 million of unrecognized compensation expense related to cumulative Adjusted EBITDA based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 2.0 years.
Stock Price Vesting Awards
As of June 26, 2015, there was $0.6 million of unrecognized compensation expense related to stock price based performance share unit awards, which is expected to be recognized over a weighted average period of 0.9 years.
The following summarizes the assumptions used in the Monte Carlo option pricing model to value stock price vesting awards granted during the six months ended June 26, 2015:

Risk-free interest rate	0.24% - 1.33%
Weighted average volatility	27.0%
Dividend yield	—

10.	Earnings per Share
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The reconciliation of the numerator and denominator of the basic and diluted income (loss) per share calculation and the anti-dilutive shares is as follows:

	Successor		Predecessor
	Three Months Ended June 26, 2015	Six Months Ended June 26, 2015	Three Months Ended June 27, 2014	Six Months Ended June 27, 2014

Net (loss) income per share attributable to Jason Industries common shareholders
Basic and diluted income (loss) per share	$(0.07)	$(0.15)	$5,237	$12,972

Numerator:
Net (loss) income available to common shareholders of Jason Industries	$(1,619)	$(3,262)	$5,237	$12,972
Denominator:
Basic and diluted weighted-average shares outstanding	22,011	22,001	1	1

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock	13,994	13,994	—	—
Conversion of Series A 8% Perpetual Convertible Preferred	3,653	3,653	—	—
Conversion of JPHI Rollover Shares convertible to Jason Industries common stock	3,486	3,486	—	—
Restricted stock units	710	710	—	—
Performance share units	2,052	2,052	—	—
Total	23,895	23,895	—	—
Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period. Performance share units are considered anti-dilutive if the performance targets upon which the issuance of the shares are contingent have not been achieved and the respective performance period has not been completed as of the end of the current period.

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
The effective income tax rate from continuing operations was (291.4)%, and 10.1% for the three months ended June 26, 2015 and June 27, 2014, respectively. The effective income tax rate was 5.5% and 28.1% for the six months ended June 26, 2015 and June 27, 2014, respectively. The effective income tax rate for 2015 reflects the benefits of tax losses at the higher U.S. Federal statutory rate and taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. Federal statutory rate, and discrete items. Net discrete tax expense for the three months ended June 26, 2015 was impacted by $0.2 million and $0.3 million due to foreign losses and non-deductible transaction costs, respectively, in foreign jurisdictions for which no tax benefit was recognized, and the recognition of $0.1 million of deferred tax assets related to the vesting of restricted stock units for which no tax benefit will be realized. Net discrete tax expense for the three and six months ended June 27, 2014 was immaterial.
The amount of gross unrecognized tax benefits was $3.0 million and $2.7 million at June 26, 2015 and December 31, 2014, respectively. Of the $3.0 million of unrecognized tax benefits, $1.3 million would reduce the Company’s effective tax rate if recognized.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

During the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits. The Company recognizes interest and penalties related to tax matters in tax expense. The Company did not have any interest or penalties that were recognized as a component of the income tax provision at June 26, 2015 and December 31, 2014.

12.	Equity
The changes in the components of accumulated other comprehensive income (loss), net of taxes, for the six months ended June 26, 2015 and June 27, 2014 are as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Total
Balance at December 31, 2014, Successor	$(1,434)	$(10,631)	$(12,065)
Other comprehensive loss before reclassifications	—	(6,683)	(6,683)
Balance at June 26, 2015, Successor	$(1,434)	$(17,314)	$(18,748)

	Employee retirement plan adjustments	Foreign currency translation adjustments	Total
Balance at December 31, 2013, Predecessor	$(156)	$630	$474
Amount reclassified from accumulated other comprehensive income	105	—	105
Cumulative foreign currency translation adjustments associated with joint ventures sold	—	(591)	(591)
Foreign currency translation adjustments	—	(463)	(463)
Balance at June 27, 2014, Predecessor	$(51)	$(424)	$(475)
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
Net sales information relating to the Company’s reportable segments is as follows:

	Successor		Predecessor
	Three Months Ended June 26, 2015	Six Months Ended June 26, 2015	Three Months Ended June 27, 2014	Six Months Ended June 27, 2014

Net sales
Seating	$51,909	$102,869	$52,587	$104,878
Finishing	46,646	89,496	50,109	96,692
Acoustics	56,052	106,973	56,923	109,930
Components	32,971	64,076	30,996	65,651
	$187,578	$363,414	$190,615	$377,151
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
Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated income before taxes:

	Successor		Predecessor
	Three Months Ended June 26, 2015	Six Months Ended June 26, 2015	Three Months Ended June 27, 2014	Six Months Ended June 27, 2014

Segment Adjusted EBITDA
Seating	$9,311	$17,271	$9,557	$17,668
Finishing	6,727	13,038	7,529	13,532
Acoustics	7,338	12,192	5,237	9,676
Components	5,529	10,702	4,474	11,013
	$28,905	$53,203	$26,797	$51,889
Interest expense, including intercompany	(379)	(790)	(678)	(1,269)
Depreciation and amortization	(11,414)	(21,767)	(6,500)	(12,796)
(Loss) gain on disposal of property, plant and equipment - net	4	(22)	(214)	(336)
Restructuring	(1,010)	(2,714)	(1,907)	(2,554)
Transaction-related expenses	(789)	(789)	(242)	(242)
Integration and other restructuring costs	258	(204)	(1,927)	(2,575)
Gain from sale of joint ventures	—	—	—	3,508
Total segment income before income taxes	15,575	26,917	15,329	35,625
Corporate general and administrative expenses	(5,384)	(8,976)	(3,438)	(7,032)
Corporate interest expense, including intercompany	(7,539)	(14,634)	(3,046)	(5,950)
Corporate depreciation	(63)	(120)	(29)	(57)
Corporate transaction-related expenses	79	(97)	(2,991)	(4,532)
Corporate loss on disposal of property, plant and equipment	—	—	—	(2)
Corporate share based compensation	(2,889)	(4,952)	—	—
Consolidated (loss) income before taxes	$(221)	$(1,862)	$5,825	$18,052

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Assets held by reportable segments is as follows:

	Successor
	June 26, 2015	December 31, 2014
Assets
Seating	$221,248	$219,215
Finishing	264,842	221,074
Acoustics	207,505	195,031
Components	133,225	137,354
Total segments	826,820	772,674
Corporate and eliminations	11,574	36,730
Consolidated	$838,394	$809,404

14.	Fair Value Measurements
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
The carrying amounts within the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $430.8 million as of June 26, 2015. As of December 31, 2014, the fair value of total debt approximated its recorded value. The Company considers the inputs related to these estimations to be Level 2 fair value measurements.

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
At June 26, 2015 and December 31, 2014, the Company held reserves of $1.1 million for environmental matters at two locations. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations or cash flows.

16.	Related Party Transactions
Jason was part of a Management Services Agreement with Saw Mill Capital LLC (“Saw Mill”) and Falcon Investment Advisors, LLC (“FIA”, together with Saw Mill, the “Service Providers”), affiliates of Jason’s majority shareholders, which terminated upon consummation of the Business Combination. Management fees and related expenses paid to the Service Providers under this agreement were approximately $0.6 million for the six months ended June 29, 2014. In addition, during the period January 1, 2014 through June 29, 2014 the Company incurred sale transaction fees of $5.4 million which were paid to the Service Providers on June 30, 2014 upon completion of the Business Combination.

17.	Subsequent Events
On July 1, 2015, the Company paid a dividend on the Series A Preferred Stock of $20.00 per share to holders of record on May 15, 2015, totaling $0.9 million.

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
Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2015, the Company’s fiscal quarters are comprised of the three months ended March 27, June 26, September 25, and December 31. In 2014, the Company’s fiscal quarters were comprised of the three months ending March 28, June 27, September 26, and December 31. Throughout this MD&A, we refer to the period from March 28, 2015 through June 26, 2015 as the “second quarter of 2015” or the “second quarter ended June 26, 2015”. Similarly, we refer to the period from March 29, 2014 through June 27, 2014 as the “second quarter of 2014” or the “second quarter ended June 27, 2014”.
Overview
Jason Industries is a global industrial manufacturing company with leading market share positions across each of its four industry-leading segments: seating, finishing, acoustics and components. Jason, the Company’s predecessor, was founded in 1985 and today provides critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through its global network of 35 manufacturing facilities and 19 sales offices, warehouses and joint venture facilities throughout the United States and 14 foreign countries.
The Company focuses on markets with sustainable growth characteristics and where it is, or has the opportunity to become, the industry leader. The Company’s seating segment supplies seating solutions to equipment manufacturers in the motorcycle, lawn and turf care, industrial, agricultural, construction and power sports end markets. The finishing segment focuses on the production of industrial brushes, buffing wheels, buffing compounds, and abrasives that are used in a broad range of industrial and infrastructure applications. The acoustics segment manufactures engineered non-woven, fiber-based acoustical products for the automotive industry. The components segment is a diversified manufacturer of stamped, formed, expanded and perforated metal components and subassemblies for rail and filtration applications, outdoor power equipment, small gas engines and smart utility meters.
On May 29, 2015, the Company acquired all of the outstanding shares of DRONCO. DRONCO is a leading European manufacturer of bonded abrasives. These abrasives are being manufactured and distributed by the finishing segment. The Company paid cash consideration of $34.4 million, net of cash acquired, and, pursuant to the transaction, assumed certain liabilities. The DRONCO acquisition expands the finishing segment’s product portfolio and advances its entry to adjacent abrasives markets.
During the six months ended June 26, 2015 and June 27, 2014, approximately 25% and 28%, respectively, of the Company’s sales were derived from customers outside the United States. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations:

	Successor		Predecessor
	Three Months Ended June 26, 2015	Six Months Ended June 26, 2015	Three Months Ended June 27, 2014	Six Months Ended June 27, 2014

Net sales	$187,578	$363,414	$190,615	$377,151
Cost of goods sold	145,954	282,843	148,993	293,485
Gross profit	41,624	80,571	41,622	83,666
Selling and administrative expenses	32,521	64,014	27,263	55,175
(Gain) loss on disposals of property, plant and equipment - net	(4)	22	215	338
Restructuring	1,010	2,714	1,907	2,554
Transaction-related expenses	710	886	3,233	4,774
Operating income	7,387	12,935	9,004	20,825
Interest expense	(7,918)	(15,424)	(3,724)	(7,219)
Equity income	260	542	516	831
Gain from sale of joint ventures	—	—	—	3,508
Other income - net	50	85	29	107
(Loss) income before income taxes	(221)	(1,862)	5,825	18,052
Tax provision (benefit)	644	(103)	588	5,080
Net (loss) income	(865)	(1,759)	5,237	12,972
Less net loss attributable to noncontrolling interests	(146)	(297)	—	—
Net (loss) income attributable to Jason Industries	(719)	(1,462)	5,237	12,972
Accretion of preferred stock dividends	900	1,800	—	—
Net (loss) income available to common shareholders of Jason Industries	$(1,619)	$(3,262)	$5,237	$12,972
Other financial data: (1)

	Successor	Predecessor	Increase/(Decrease)
	Three Months Ended June 26, 2015	Three Months Ended June 27, 2014	Three Months Ended
(in thousands, except percentages)			$	%
Consolidated
Net sales	$187,578	$190,615	(3,037)	(1.6	) %
Adjusted EBITDA	24,900	23,760	1,140	4.8
Adjusted EBITDA % of net sales	13.3%	12.5%	80 bps

	Successor	Predecessor	Increase/(Decrease)
	Six Months Ended June 26, 2015	Six Months Ended June 27, 2014	Six Months Ended
(in thousands, except percentages)			$	%
Consolidated
Net sales	$363,414	$377,151	(13,737)	(3.6	) %
Adjusted EBITDA	45,903	45,888	15	—
Adjusted EBITDA % of net sales	12.6%	12.2%	40 bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for a reconciliation of Adjusted EBITDA to net (loss) income.

The Three and Six Months Ended June 26, 2015 (Successor) Compared with the Three and Six Months Ended June 27, 2014 (Predecessor)
Net sales. Net sales were $187.6 million for the three months ended June 26, 2015, a decrease of $(3.0) million, or (1.6)%, compared with $190.6 million for the three months ended June 27, 2014, reflecting decreased net sales in the finishing segment of $(3.4) million, the acoustics segment of $(0.9) million, and the seating segment of $(0.7) million, partially offset by an increase in net sales in the components segment of $2.0 million.
Net sales were $363.4 million for the six months ended June 26, 2015, a decrease of $(13.7) million, or (3.6)%, compared with $377.2 million for the six months ended June 27, 2014, reflecting decreased net sales in the finishing segment of $(7.2) million, the acoustics segment of $(2.9) million, the seating segment of $(2.0) million, and the components segment of $(1.6) million. See further discussion of segment results below.
On May 29, 2015, the Company acquired DRONCO. DRONCO’s results of operations are included within the finishing segment and the Company’s consolidated results of operations since the date of acquisition. Net sales of DRONCO were $3.5 million during the three and six months ended June 26, 2015. See Note 3 to the condensed consolidated financial statements for further discussion of the DRONCO acquisition.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $(7.8) million on consolidated net sales during the three months ended June 26, 2015 compared with 2014, negatively impacting the finishing, acoustics, and seating segments’ net sales by $(5.9) million, $(1.5) million, and $(0.4) million, respectively. Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $(14.3) million on consolidated net sales during the six months ended June 26, 2015 compared with 2014, negatively impacting the finishing, acoustics, and seating segments’ net sales by $(10.6) million, $(3.0) million, and $(0.7) million, respectively. This was due principally to unfavorable changes in exchange rates of the U.S. dollar against the Euro; average exchange rates during the three and six months ended June 26, 2015 were 19.5% and 18.5%, respectively, lower compared with 2014.
Cost of goods sold. Cost of goods sold was $146.0 million for the three months ended June 26, 2015, compared with $149.0 million for the three months ended June 27, 2014. The decrease in cost of goods sold is due to lower net sales, improved operational efficiencies in the acoustics segment, favorable product mix and material pricing in the components segment, and a $5.4 million favorable impact related to foreign currency exchange rates, partially offset by $2.5 million of incremental depreciation expense resulting primarily from recognizing property, plant, and equipment at fair value in acquisition accounting for the Business Combination.
Cost of goods sold was $282.8 million for the six months ended June 26, 2015, compared with $293.5 million for the six months ended June 27, 2014. The decrease in cost of goods sold is due to lower net sales, improved operational efficiencies in the acoustics segment, favorable product mix and material pricing in the components segment, and a $10.0 million favorable impact related to foreign currency exchange rates, partially offset by $4.3 million of incremental depreciation expense resulting primarily from recognizing property, plant, and equipment at fair value in acquisition accounting for the Business Combination.
Gross profit. Gross profit was $41.6 million for the three months ended June 26, 2015 and for the three months ended June 27, 2014. Gross profit was favorably impacted by improved operational efficiencies in the acoustics segment, favorable product mix and material pricing in the components segment, offset by lower net sales and incremental depreciation expense.
Gross profit was $80.6 million for the six months ended June 26, 2015 compared with $83.7 million for the six months ended June 27, 2014. The decrease was primarily due to lower net sales and incremental depreciation expense, partially offset by improved operational efficiencies in the acoustics segment, and favorable product mix and material pricing in the components segment.
Selling and administrative expenses. Selling and administrative expenses were $32.5 million for the three months ended June 26, 2015, compared with $27.3 million for the three months ended June 27, 2014. For the three months ended June 26, 2015, the Company incurred $2.9 million of share based compensation expense, for which no expense was incurred in the second quarter of 2014. During the three months ended June 26, 2015, share based compensation expense included $0.9 million of expense due to accelerated vesting of restricted stock units related to the transition of the Company’s CFO. Selling and administrative expenses for the three months ended June 26, 2015 also included $2.5 million and $2.2 million of incremental depreciation and amortization expense, respectively, compared with the second quarter of 2014 resulting primarily from recognizing property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination.
Selling and administrative expenses were $64.0 million for the six months ended June 26, 2015 compared with $55.2 million for the six months ended June 27, 2014. For the six months ended June 26, 2015, the Company incurred $5.0 million of share based compensation expense, for which no expense was incurred in 2014. Selling and administrative expenses for the six months ended June 26, 2015 also included $4.3 million and $4.5 million of incremental depreciation and amortization expense, respectively, compared with 2014 resulting primarily from recognizing property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination.
Loss (gain) on disposals of fixed assets—net. For all periods presented, the loss (gain) on disposals of fixed assets was not material. Changes in the level of fixed asset disposals are dependent upon a number of factors, including changes in the level of asset sales, operational restructuring activities, and capital expenditure levels.
Restructuring. Restructuring was $1.0 million for the three months ended June 26, 2015 compared with $1.9 million for the three months ended June 27, 2014. Restructuring was $2.7 million for the six months ended June 26, 2015 compared with $2.6 million for the six months ended June 27, 2014. During 2015, such costs related to the closure of the Norwalk, Ohio facility, closure of the finishing segment’s Brooklyn Heights, Ohio office, and closure of the components segment’s facility in China. During 2014, such costs primarily related to the closure of the acoustics segment’s Norwalk, Ohio facility.
Transaction-related expenses. Transaction-related expenses were $0.7 million for the three months ended June 26, 2015, compared with $3.2 million incurred in the three months ended June 27, 2014. Transaction-related expenses were $0.9 million for the six months ended June 26, 2015 compared with $4.8 million for the six months ended June 27, 2014. The decreases are primarily due to lower professional service fees associated with the acquisition of DRONCO in 2015, compared with professional service fees related to the Business Combination in 2014.
Interest expense. Interest expense was $7.9 million for the three months ended June 26, 2015, compared with $3.7 million for the three months ended June 27, 2014. Interest expense was $15.4 million for the six months ended June 26, 2015 compared with $7.2 million for the six months ended June 27, 2014. Interest expense in 2015 reflects the Company’s new level of debt following the consummation of the Business Combination. See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
Equity income. Equity income was $0.3 million for the three months ended June 26, 2015, compared with $0.5 million for the three months ended June 27, 2014. Equity income was $0.5 million for the six months ended June 26, 2015 compared with $0.8 million for the six months ended June 27, 2014.
Gain from sale of joint ventures. During the first quarter of 2014, Jason completed the sale of its 50% equity interests in two Asian joint ventures for a total of $11.5 million and recorded a gain on sale of $3.5 million.
Other income (expense)—net. Other income was $0.1 million for the three months ended June 26, 2015 and was de minimis for the three months ended June 27, 2014, respectively. Other income was $0.1 million for both the six months ended June 26, 2015 and the six months ended June 27, 2014.
(Loss) income before income taxes. Loss before income taxes was $(0.2) million for the three months ended June 26, 2015, compared with income before income taxes of $5.8 million for the three months ended June 27, 2014. Loss before income taxes was $(1.9) million for the six months ended June 26, 2015, compared with income of $18.1 million for the six months ended June 27, 2014. The decrease in income before income taxes is primarily due to lower net sales and increased depreciation, amortization, and interest expense. Selling and administrative expenses also increased due to higher stock compensation expenses and higher corporate expenses related to Jason becoming a public company upon the completion of the Business Combination in 2014. Income before income taxes for the six months ended June 27, 2014 included a $3.5 million gain from the sale of joint ventures.
Tax (benefit) provision. The tax provision was $0.6 million for the three months ended June 26, 2015 and for the three months ended June 27, 2014. The tax (benefit) was $(0.1) million for the six months ended June 26, 2015, compared with a tax provision of $5.1 million for the six months ended June 27, 2014. The effective tax rate for the three months ended June 26, 2015 was (291.4)%, compared with 10.1% for the three months ended June 27, 2014. The effective tax rate for the six months ended June 26, 2015 was 5.5%, compared with 28.1% for the six months ended June 27, 2014.
The Company’s tax (benefit) provision is impacted by a number of factors, including, among others, the amount of taxable income or losses at the U.S. federal statutory rate, the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates, the ability to utilize foreign net operating loss carry forwards and adjustments to valuation allowances. The effective tax rate for the three and six months ended June 26, 2015 was impacted by pre-tax losses and non-deductible transaction costs in foreign jurisdictions for which no tax benefit was recognized, and the recognition of deferred tax assets related to vesting restricted stock units for which no tax benefit will be realized.
Net (loss) income. For the reasons described above, net loss was $(0.9) million for the three months ended June 26, 2015, compared with net income of $5.2 million for the three months ended June 27, 2014. Net loss was $(1.8) million for the six months ended June 26, 2015, compared with income of $13.0 million for the six months ended June 27, 2014.

Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $(0.1) million and $(0.3) million for the three and six months ended June 26, 2015, respectively. Noncontrolling interests represent the Rollover Participants interest in JPHI. See Note 2 to the condensed consolidated financial statements for further discussion.
Adjusted EBITDA. Adjusted EBITDA was $24.9 million, or 13.3% of net sales, for the three months ended June 26, 2015, an increase of $1.1 million, or 4.8%, compared with $23.8 million, or 12.5% of net sales, for the three months ended June 27, 2014, reflecting increased Adjusted EBITDA in the acoustics segment of $2.1 million and the components segment of $1.0 million, offset by decreased Adjusted EBITDA in the finishing segment of $(0.8) million, the seating segment of $(0.2) million, and corporate of $(1.0) million.
Adjusted EBITDA was $45.9 million, or 12.6% of net sales, for the six months ended June 26, 2015, compared with $45.9 million, or 12.2% of net sales, for the six months ended June 27, 2014, reflecting increased Adjusted EBITDA in the acoustics segment of $2.5 million, offset by decreased Adjusted EBITDA in the finishing segment of $(0.5) million, the components segment of $(0.3) million, the seating segment of $(0.4) million, and corporate of $(1.3) million.
Changes in foreign currency exchange rates compared with the U.S. dollar had a negative impact of $(1.0) million on consolidated Adjusted EBITDA during the three months ended June 26, 2015 compared with the first quarter of 2014, negatively impacting the finishing and acoustics segments’ Adjusted EBITDA by $(0.8) million and $(0.1) million, respectively. During the six months ended June 26, 2015, changes in foreign currency exchange rates had a negative impact of $(1.7) million on consolidated Adjusted EBITDA compared with 2014, negatively impacting the finishing and acoustics segments’ Adjusted EBITDA by $(1.4) million and $(0.2) million, respectively.
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

Set forth below is a reconciliation of Adjusted EBITDA to net (loss) income (in thousands) (unaudited):

	Successor		Predecessor
	Three Months Ended June 26, 2015	Six Months Ended June 26, 2015	Three Months Ended June 27, 2014	Six Months Ended June 27, 2014

Net (loss) income	$(865)	$(1,759)	$5,237	$12,972
Tax provision	644	(103)	588	5,080
Interest expense	7,918	15,424	3,724	7,219
Depreciation and amortization	11,476	21,887	6,528	12,852
Loss on disposals of fixed assets—net	(4)	22	215	338
EBITDA	19,169	35,471	16,292	38,461
Adjustments:
Restructuring(1)	1,010	2,714	1,907	2,554
Transaction-related expenses(2)	710	886	3,233	4,774
Integration and other restructuring costs(3)	1,122	1,880	2,047	3,040
Sponsor fees(4)	—	—	281	567
Gain from sale of joint ventures(5)	—	—		(3,508)
Share based compensation(6)	2,889	4,952	—	—
Total adjustments	5,731	10,432	7,468	7,427
Adjusted EBITDA	$24,900	$45,903	$23,760	$45,888

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

(3)
Integration and other restructuring costs primarily includes equipment move costs and incremental facility preparation and related costs incurred in connection with the start-up of new acoustics segment facilities in Warrensburg, Missouri and Richmond, Indiana. Such costs are not included in restructuring for US GAAP purposes. During the three months ended June 26, 2015, integration and other restructuring costs also include $1.4 million of severance and expenses related to the transition of the Company’s Chief Financial Officer (CFO), partially offset by a $0.8 million gain resulting from termination of an unfavorable lease recorded in acquisition accounting for the Business Combination.

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

(6)
Represents non-cash share based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan. During the three months ended June 26, 2015, share based compensation includes $0.9 million of expense due to accelerated vesting of RSU’s related to the transition of the Company’s CFO.

Adjusted EBITDA percentage of net sales. Adjusted EBITDA as a percentage of net sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments. Each of the Company’s segments has a target Adjusted EBITDA percentage level that it is expected to achieve over the next three to five years which is based on peer group studies and its goals of becoming best in class in profitability and increasing shareholder value.

Segment Financial Data
The table below presents Jason’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three and six months ended June 26, 2015 and June 27, 2014. Jason uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures Jason Uses to Evaluate Its Performance” above for a reconciliation of Adjusted EBITDA to Net (Loss) Income which is the nearest GAAP measure.

	Successor	Predecessor	Increase/(Decrease)
	Three Months Ended June 26, 2015	Three Months Ended June 27, 2014	Three Months Ended
(in thousands, except percentages)			$	%
Seating
Net sales	$51,909	$52,587	$(678)	(1.3	) %
Adjusted EBITDA	9,311	9,557	(246)	(2.6)
Adjusted EBITDA % of net sales	17.9%	18.2%	(30) bps
Finishing
Net sales	$46,646	$50,109	$(3,463)	(6.9	) %
Adjusted EBITDA	6,727	7,529	(802)	(10.7)
Adjusted EBITDA % of net sales	14.4%	15.0%	(60) bps
Acoustics
Net sales	$56,052	$56,923	$(871)	(1.5) %
Adjusted EBITDA	7,338	5,237	2,101	40.1
Adjusted EBITDA % of net sales	13.1%	9.2%	390 bps
Components
Net sales	$32,971	$30,996	$1,975	6.4%
Adjusted EBITDA	5,529	4,474	1,055	23.6
Adjusted EBITDA % of net sales	16.8%	14.4%	240 bps
Corporate
Adjusted EBITDA	$(4,005)	$(3,037)	$(968)	31.9
Consolidated
Net sales	$187,578	$190,615	$(3,037)	(1.6	) %
Adjusted EBITDA	24,900	23,760	1,140	4.8
Adjusted EBITDA % of net sales	13.3%	12.5%	80 bps

	Successor	Predecessor	Increase/(Decrease)
	Six Months Ended June 26, 2015	Six Months Ended June 27, 2014	Six Months Ended
(in thousands, except percentages)			$	%
Seating
Net sales	$102,869	$104,878	$(2,009)	(1.9	) %
Adjusted EBITDA	17,271	17,668	(397)	(2.2)
Adjusted EBITDA % of net sales	16.8%	16.8%	—
Finishing
Net sales	$89,496	$96,692	$(7,196)	(7.4	) %
Adjusted EBITDA	13,038	13,532	(494)	(3.7)
Adjusted EBITDA % of net sales	14.6%	14.0%	60 bps
Acoustics
Net sales	$106,973	$109,930	$(2,957)	(2.7	) %
Adjusted EBITDA	12,192	9,676	2,516	26.0
Adjusted EBITDA % of net sales	11.4%	8.8%	260 bps
Components
Net sales	$64,076	$65,651	$(1,575)	(2.4	) %
Adjusted EBITDA	10,702	11,013	(311)	(2.8)
Adjusted EBITDA % of net sales	16.7%	16.8%	(10) bps
Corporate
Adjusted EBITDA	$(7,300)	$(6,001)	$(1,299)	21.6
Consolidated
Net sales	$363,414	$377,151	$(13,737)	(3.6	) %
Adjusted EBITDA	45,903	45,888	15	—
Adjusted EBITDA % of net sales	12.6%	12.2%	40 bps
Seating Segment

	Successor	Predecessor	Increase/(Decrease)
	Three Months Ended June 26, 2015	Three Months Ended June 27, 2014	Three Months Ended
(in thousands, except percentages)			$	%
Net sales	$51,909	$52,587	$(678)	(1.3)%
Adjusted EBITDA	9,311	9,557	(246)	(2.6)
Adjusted EBITDA % of net sales	17.9%	18.2%	(30) bps
Net sales in the seating segment for the three months ended June 26, 2015 were $51.9 million, a decrease of $(0.7) million or (1.3)%, compared with $52.6 million for the three months ended June 27, 2014. On a constant currency basis (net negative currency impact of $(0.4) million for the three months ended June 26, 2015), revenues decreased by $(0.3) million for the three months ended June 26, 2015. The decrease in net sales for the three months ended June 26, 2015 was primarily due to decreases in volume in the heavyweight motorcycle and turf care product segments, partially offset by stronger sales in the construction and agriculture industries and power sports products.
Adjusted EBITDA for the three months ended June 26, 2015 decreased $(0.2) million to $9.3 million (17.9% of net sales) from $9.6 million (18.2% of net sales) for the three months ended June 27, 2014. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The decrease in Adjusted EBITDA was primarily due to lower sales volumes.

	Successor	Predecessor	Increase/(Decrease)
	Six Months Ended June 26, 2015	Six Months Ended June 27, 2014	Six Months Ended
(in thousands, except percentages)			$	%
Net sales	$102,869	$104,878	$(2,009)	(1.9)%
Adjusted EBITDA	17,271	17,668	(397)	(2.2)
Adjusted EBITDA % of net sales	16.8%	16.8%	—
Net sales in the seating segment for the six months ended June 26, 2015 were $102.9 million, a decrease of $(2.0) million or (1.9)%, compared with $104.9 million for the six months ended June 27, 2014. On a constant currency basis (net negative currency impact of $(0.7) million for the six months ended June 26, 2015), revenues decreased by $(1.3) million for the six months ended June 26, 2015. The decrease in net sales for the six months ended June 26, 2015 was primarily due to decreases in volume in the heavyweight motorcycle and turf care product segments, partially offset by stronger sales in the construction and agriculture industries and power sports products.
Adjusted EBITDA for the six months ended June 26, 2015 decreased $(0.4) million to $17.3 million (16.8% of net sales) compared with $17.7 million (16.8% of net sales) for the six months ended June 27, 2014. For the six months ended June 26, 2015, Adjusted EBITDA decreased primarily due to lower sales volumes, partially offset by lower selling and administrative expenses.
Finishing Segment

	Successor	Predecessor	Increase/(Decrease)
	Three Months Ended June 26, 2015	Three Months Ended June 27, 2014	Three Months Ended
(in thousands, except percentages)			$	%
Net sales	$46,646	$50,109	$(3,463)	(6.9)%
Adjusted EBITDA	6,727	7,529	(802)	(10.7)
Adjusted EBITDA % of net sales	14.4%	15.0%	(60) bps
Net sales in the finishing segment for the three months ended June 26, 2015 were $46.6 million, a decrease of $(3.4) million, or (6.9)%, compared with $50.1 million for the three months ended June 27, 2014. On a constant currency basis (net negative currency impact of $(5.9) million for the three months ended June 26, 2015), revenues increased by $2.5 million for the three months ended June 26, 2015. The increase in net sales resulted primarily from the acquisition of DRONCO, which had sales of $3.5 million during the three months ended June 26, 2015, partially offset by lower volumes of existing finishing products.
Adjusted EBITDA decreased $(0.8) million, or (10.7)%, for the three months ended June 26, 2015 to $6.7 million (14.4% of net sales) compared with $7.5 million (15.0% of net sales) for the three months ended June 27, 2014. On a constant currency basis (net negative currency impact of $(0.8) million for the three months ended June 26, 2015), Adjusted EBITDA for the three months ended June 26, 2015 was consistent with the prior year period. The decrease in Adjusted EBITDA as a percentage of net sales for the three months ended June 26, 2015 primarily resulted from lower Adjusted EBITDA margins related to DRONCO.

	Successor	Predecessor	Increase/(Decrease)
	Six Months Ended June 26, 2015	Six Months Ended June 27, 2014	Six Months Ended
(in thousands, except percentages)			$	%
Net sales	$89,496	$96,692	$(7,196)	(7.4)%
Adjusted EBITDA	13,038	13,532	(494)	(3.7)
Adjusted EBITDA % of net sales	14.6%	14.0%	60 bps
Net sales in the finishing segment for the six months ended June 26, 2015 were $89.5 million, a decrease of $(7.2) million, or (7.4)%, compared with $96.7 million for the six months ended June 27, 2014. On a constant currency basis (net negative currency impact of $(10.6) million for the six months ended June 26, 2015), revenues increased by $3.4 million for the six months ended June 26, 2015. The increase in net sales resulted primarily from the acquisition of DRONCO, which had sales of $3.5 million during the six months ended June 26, 2015.

Adjusted EBITDA decreased $(0.5) million, or (3.7)%, for the six months ended ended June 26, 2015 to $13.0 million (14.6% of net sales) from $13.5 million (14.0% of net sales) for the six months ended June 27, 2014. On a constant currency basis (net negative currency impact of $(1.4) million for the six months ended June 26, 2015), Adjusted EBITDA increased $0.9 million for the six months ended June 26, 2015, primarily due to increases in product pricing. The increase in Adjusted EBITDA as a percentage of net sales for the six months ended June 26, 2015 primarily resulted from increases in product pricing and further leveraging of lower manufacturing cost facilities in Mexico and Romania.
Acoustics Segment

	Successor	Predecessor	Increase/(Decrease)
	Three Months Ended June 26, 2015	Three Months Ended June 27, 2014	Three Months Ended
(in thousands, except percentages)			$	%
Net sales	$56,052	$56,923	$(871)	(1.5)%
Adjusted EBITDA	7,338	5,237	2,101	40.1
Adjusted EBITDA % of net sales	13.1%	9.2%	390 bps
Net sales in the acoustics segment for the three months ended June 26, 2015 were $56.0 million, a decrease of $(0.9) million, or (1.5)%, compared to $56.9 million for the three months ended June 27, 2014. On a constant currency basis (net negative currency impact of $(1.5) million for the three months ended June 26, 2015), revenues increased by $0.6 million for the three months ended June 26, 2015. The increase in net sales in the three months ended June 26, 2015 was due to new platform awards and new product sales, partially offset by unfavorable changes in the mix of North American vehicle types produced.
Adjusted EBITDA was $7.3 million (13.1% of net sales) in the three months ended June 26, 2015 compared with $5.2 million (9.2% of net sales) in the three months ended June 27, 2014. On a constant currency basis (net negative currency impact of $(0.1) million for the three months ended June 26, 2015), Adjusted EBITDA increased $2.2 million for the three months ended June 26, 2015. The increases in Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the quarter were primarily due to improved operational efficiencies resulting in lower labor costs and lower raw material usage and pricing.

	Successor	Predecessor	Increase/(Decrease)
	Six Months Ended June 26, 2015	Six Months Ended June 27, 2014	Six Months Ended
(in thousands, except percentages)			$	%
Net sales	$106,973	$109,930	$(2,957)	(2.7)%
Adjusted EBITDA	12,192	9,676	2,516	26.0
Adjusted EBITDA % of net sales	11.4%	8.8%	260 bps
Net sales in the acoustics segment for the six months ended June 26, 2015 were $107.0 million, a decrease of $(2.9) million, or (2.7)%, compared to $109.9 million for the six months ended June 27, 2014. On a constant currency basis (net negative currency impact of $(3.0) million for the six months ended June 26, 2015), revenues were consistent with the prior year period. During the six months ended June 26, 2015 net sales were favorably impacted by new platform awards and new product sales, offset by unfavorable changes in the mix of North American vehicles produced compared with the prior year period.
Adjusted EBITDA was $12.2 million (11.4% of net sales) in the six months ended June 26, 2015 compared with $9.7 million (8.8% of net sales) in the six months ended June 27, 2014. On a constant currency basis (net negative currency impact of $(0.2) million for the six months ended June 26, 2015), Adjusted EBITDA increased $2.7 million for the six months ended June 26, 2015. The increases in Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the period were primarily due to improved operational efficiencies resulting in lower labor costs and lower raw material usage and pricing.

Components Segment

	Successor	Predecessor	Increase/(Decrease)
	Three Months Ended June 26, 2015	Three Months Ended June 27, 2014	Three Months Ended
(in thousands, except percentages)			$	%
Net sales	$32,971	$30,996	$1,975	6.4%
Adjusted EBITDA	5,529	4,474	1,055	23.6
Adjusted EBITDA % of net sales	16.8%	14.4%	240 bps
Net sales in the components segment for the three months ended June 26, 2015 were $33.0 million, compared with $31.0 million for the three months ended June 27, 2014. The increase of $2.0 million during the three months ended June 26, 2015 as compared with the second quarter of 2014 was primarily due to increases in sales volumes of rail car metal components.
Adjusted EBITDA increased to $5.5 million (16.8% of net sales) for the three months ended June 26, 2015 compared with $4.5 million (14.4% of net sales) in the second quarter of 2014. The increase in Adjusted EBITDA of $1.0 million was primarily due to higher sales volumes with favorable product mix and material pricing compared with the prior year period.

	Successor	Predecessor	Increase/(Decrease)
	Six Months Ended June 26, 2015	Six Months Ended June 27, 2014	Six Months Ended
(in thousands, except percentages)			$	%
Net sales	$64,076	$65,651	$(1,575)	(2.4)%
Adjusted EBITDA	10,702	11,013	(311)	(2.8)
Adjusted EBITDA % of net sales	16.7%	16.8%	(10) bps
Net sales in the components segment for the six months ended June 26, 2015 were $64.1 million, compared with $65.7 million for the six months ended June 27, 2014. The decrease of $(1.6) million during the six months ended June 26, 2015 was due to decreases in volumes and pricing of smart utility meters, partially offset by increases in sales volumes of rail car metal components.
Adjusted EBITDA decreased to $10.7 million (16.7% of net sales) for the six months ended June 26, 2015 compared with $11.0 million (16.8% of net sales) in 2014. The decrease in Adjusted EBITDA of $(0.3) million was primarily due to decreases in smart utility meter sales volumes and pricing, partially offset by favorable product mix and material pricing.
Corporate

	Successor	Predecessor	Increase/(Decrease)
	Three Months Ended June 26, 2015	Three Months Ended June 27, 2014	Three Months Ended
(in thousands, except percentages)			$	%
Adjusted EBITDA	$(4,005)	$(3,037)	$(968)	31.9
Corporate expense is principally comprised of the costs of corporate functions, including the compensation and benefits of the Chief Executive Officer and Chief Financial Officer, as well as personnel responsible for treasury, finance, insurance, in-house legal, information technology, corporate development, human resources, tax planning and the administration of employee benefits. Corporate expense also includes third party legal, audit, tax and other professional fees and expenses, board of director compensation and expenses, and the operating costs of the corporate office.
The increase of $1.0 million in expense in the three months ended June 26, 2015 primarily resulted from additional costs associated with the transition to Jason becoming a public company on June 30, 2014, including additional personnel costs, board of director compensation and expenses, third party professional fees and public filing related expenses.

	Successor	Predecessor	Increase/(Decrease)
	Six Months Ended June 26, 2015	Six Months Ended June 27, 2014	Six Months Ended
(in thousands, except percentages)			$	%
Adjusted EBITDA	$(7,300)	$(6,001)	$(1,299)	21.6

The increase of $1.3 million in expense in the six months ended June 26, 2015 primarily resulted from additional costs associated with the transition to Jason becoming a public company on June 30, 2014, including additional personnel costs, board of director compensation and expenses, third party professional fees and public filing related expenses.
Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of June 26, 2015, the Company had $33.0 million of available cash, $36.2 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $9.4 million available under revolving loan facilities that the Company maintains outside the U.S. As of June 26, 2015, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $3.8 million. Included in the Company’s consolidated cash balance of $33.0 million at June 26, 2015, is cash of $14.1 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures, debt service requirements, and investments in future growth to create value for our shareholders.
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
As of June 26, 2015, the Company’s total outstanding indebtedness of $434.7 million was comprised of aggregate term loans outstanding under its Senior Secured Credit Facilities (defined below) of $411.9 million (net of a $6.5 million debt discount), various foreign bank term loans and revolving loan facilities of $21.1 million and capital lease obligations of $1.7 million. No amounts were outstanding under the revolving credit facility portion of the Senior Secured Credit Facilities as of June 26, 2015. As of December 31, 2014, the Company’s total outstanding indebtedness of $420.7 million was comprised of term loans outstanding under its U.S. credit agreement of $412.2 million (net of a $7.0 million debt discount), various foreign bank term loans and revolving loan facilities of $6.5 million and capital lease obligations of $2.0 million. No borrowings were outstanding under the U.S. revolving loan facility at December 31, 2014.
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $21.1 million as of June 26, 2015, including borrowings of $18.6 million incurred by the Company’s subsidiaries in Germany, and borrowings totaled $6.5 million as of December 31, 2014, including borrowings of $5.2 million incurred by the Company’s subsidiaries in Germany.
In connection with the acquisition of DRONCO, the Company assumed $11.0 million of long-term debt comprised of term loan borrowings totaling $8.5 million and revolving line of credit borrowings totaling $2.5 million. Borrowings bear interest at rates ranging from 2.3% to 4.6% and are subject to repayment in varying amounts through 2030.
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
The New First Lien Credit Agreement provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $308.5 million is outstanding as of June 26, 2015, and (ii) a revolving loan of up to $40.0 million (including revolving loans, a $10.0 million swingline loan sublimit and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the new first lien senior secured loan facilities (the “First Lien Credit Facilities”). The New Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million under the new second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”). Substantially concurrently with the consummation of the Business Combination, the full amount of the First Lien Term Loans and Second Lien Term Loans were drawn, and no revolving loans were drawn.
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
Security Interests. In connection with the Senior Secured Credit Facilities, Jason Partners Holdings Inc., Intermediate Holdings, Jason Incorporated and certain of Jason Incorporated’s subsidiaries (the “Subsidiary Guarantors”), entered into a (i) First Lien Security Agreement (the “First Lien Security Agreement”), dated as of June 30, 2014, in favor of the First Lien Administrative Agent and (ii) a Second Lien Security Agreement (the “Second Lien Security Agreement”, together with the First Lien Security Agreement, the “Security Agreements”), dated as of June 30, 2014, in favor of the Second Lien Administrative Agent. Pursuant to the Security Agreements, amounts borrowed under the Senior Secured Credit Facilities and any swap agreements and cash management arrangements provided by any lender party to the Senior Secured Credit Facilities or any of its affiliates are secured (i) with respect to the First Lien Credit Facilities, on a first priority basis and (ii) with respect to the Second Lien Term Facility, on a second priority basis, by a perfected security interest in substantially all of Jason Incorporated’s, Jason Partners Holdings Inc.’s, Intermediate Holdings’ and each Subsidiary Guarantor’s tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property and all of the capital stock of each of Jason Incorporated’s direct and indirect wholly-owned material Restricted Subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries). In addition, pursuant to the New Credit Agreements, Jason Partners Holdings Inc., Intermediate Holdings and the Subsidiary Guarantors guaranteed amounts borrowed under the Senior Secured Credit Facilities.
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
Mandatory Prepayment. Subject to certain exceptions, the Senior Secured Credit Facilities are subject to mandatory prepayments in amounts equal to: (1) a percentage of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Jason Incorporated or any of its Restricted Subsidiaries (as defined in the New Credit Agreements) in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from the issuance or incurrence of debt by Jason Incorporated or any of its Restricted Subsidiaries (other than indebtedness permitted by the Senior Secured Credit Facilities); and (3) 75% (with step-downs to 50%, 25% and 0% based upon achievement of specified consolidated first lien net leverage ratios under the First Lien Credit Facilities and specified consolidated total net leverage ratios under the Second Lien Term Facility) of annual excess cash flow of Jason Incorporated and its Restricted Subsidiaries. With respect to the Second Lien Term Facility, (i) any prepayments made prior to the one year anniversary of the Closing Date would have been subject to a 3.00% prepayment premium, (ii) any prepayments made on or after the first anniversary of the Closing Date, but prior to the second anniversary of the Closing Date, will be subject to a 2.00% prepayment premium and (iii) any prepayments made on or after the second anniversary of the Closing Date, but prior to the third anniversary of the Closing Date, will be subject to a 1.00% prepayment premium. Other than the prepayment premiums and penalties described above and the payment of customary “breakage” costs, Jason Incorporated may voluntarily prepay outstanding loans at any time.
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
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, initially specified at 5.50 to 1.00, with periodic decreases beginning on July 1, 2016 to 5.25 to 1.00 and decreasing to 4.50 to 1.00 on December 31, 2017 and thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable. As of June 26, 2015 the consolidated first lien net leverage ratio was 5.02 to 1.00 on a pro forma trailing twelve-month basis, which excludes acquisition synergies as allowed under the New Credit Agreements. The aggregate outstanding amount of all Revolving Loans, swingline loans and certain letters of credit was less than 25 percent of revolving credit commitments.
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
Series A Preferred Stock
Holders of the 45,000 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s board of directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock. On January 1, 2015 the Company paid a dividend of $20.00 per share to holders of record on November 15, 2014, totaling $0.9 million. On April 1, 2015 the Company paid a dividend of $20.00 per share to holders of record on February 15, 2015, totaling $0.9 million. On July 1, 2015, the Company paid a dividend on the Series A Preferred Stock of $20.00 per share to holders of record on May 15, 2015, totaling $0.9 million.
Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”) as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable as a percentage of net sales. NOWC as a percentage of rolling twelve month net sales was 17.8% as of June 26, 2015 and 14.1% as of December 31, 2014. Excluding NOWC of $8.8 million associated with DRONCO, which was acquired on May 29, 2015, NOWC as a percentage of rolling twelve month sales, excluding sales attributable to DRONCO, was 16.6%. Set forth below is a table summarizing NOWC as of June 26, 2015 and December 31, 2014.

	Successor
(in thousands)	June 26, 2015	December 31, 2014
Accounts receivable—net	$102,418	$80,080
Inventories	82,994	80,546
Accounts payable	(62,925)	(57,704)
NOWC	$122,487	$102,922
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
Historically, Jason’s capital expenditures have ranged between 2% and 3% of annual sales with year-to-year fluctuations caused by the nature and timing of specific capital projects. Capital expenditures during the six months ended June 26, 2015 were $15.3 million, or 4.2% of net sales, and were primarily related to a new acoustics segment manufacturing facility in Richmond, Indiana. Capital expenditures for 2015 are expected to be $30 million to $36 million due to a new acoustics segment manufacturing facility for underbody production, but could vary from that depending on business performance, growth opportunities, and the amount of assets we lease instead of purchase. The Company finances its annual capital requirements with funds generated from operations.
Warrant Repurchase
In February 2015, our Board of Directors authorized the purchase of up to $5 million of our outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the six months ended June 26, 2015.
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 26, 2105 (Successor) and the Six Months Ended June 27, 2014 (Predecessor)

	Successor	Predecessor
	Six Months Ended June 26, 2015	Six Months Ended June 27, 2014
(in thousands)
Cash flows provided by operating activities	$21,255	$4,241
Cash flows (used) provided by investing activities	(50,108)	138
Cash flows (used) provided by financing activities	1,078	6,896
Effect of exchange rate changes on cash and cash equivalents	(1,537)	(122)
Net (decrease) increase in cash and cash equivalents	(29,312)	11,153
Cash and cash equivalents at beginning of period	62,279	16,318
Cash and cash equivalents at end of period	$32,967	$27,471
Depreciation and amortization	21,887	12,852
Capital expenditures	(15,318)	(10,998)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities were $21.3 million for the six months ended June 26, 2015, compared with $4.2 million for the six months ended June 27, 2014. The increase in cash flows provided by operations was primarily due to lower interest and incentive compensation payments and a lower increase in seasonal working capital during the first half of 2015 compared to the first half of 2014, partially offset by lower earnings.
Cash Flows (Used in) Provided by Investing Activities
Cash flows used in investing activities were $(50.1) million for the six months ended June 26, 2015, compared with $0.1 million of cash provided by investing activities for the six months ended June 27, 2014. The increase in cash flows used in investing activities was primarily the result of business acquisitions and increased capital expenditures during the six months ended June 26, 2015 and $11.5 million in proceeds from the sale of joint ventures in 2014.
Cash Flows (Used in) Provided by Financing Activities
Cash flows used by financing activities were $1.1 million for the six months ended June 26, 2015, compared with $6.9 million of cash provided by financing activities during the six months ended June 27, 2014. The decrease in cash provided by financing activities was primarily due to net payments on long-term debt and preferred stock dividends in 2015, compared with net proceeds from borrowings on U.S. revolving loans during 2014.
Depreciation and Amortization
Depreciation and amortization totaled $21.9 million for the six months ended June 26, 2015, compared with $12.9 million for the six months ended June 27, 2014. Depreciation and amortization for the six months ended June 26, 2015 is significantly higher than incurred by the Company in the comparable predecessor period as a result of recognizing property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination.

Capital Expenditures
Capital expenditures totaled $15.3 million and $11.0 million for the six months ended June 26, 2015 and June 27, 2014, respectively. Capital expenditures increased during 2015 due to a new acoustics manufacturing facility in Richmond, Indiana.
Contractual Obligations
There are no material changes to the disclosures regarding contractual obligations made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, except for $11.0 million of long-term debt assumed through the acquisition of DRONCO on May 29, 2015.
Off-Balance Sheet Arrangements
There are no material changes to the disclosures regarding off-balance sheet arrangements made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K filed with the SEC on March 11, 2015 for the year ended December 31, 2014 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported above, management believes that as of June 26, 2015 and during the period from January 1, 2015 through June 26, 2015, there has been no material change to this information.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.
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
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $71 million, or 20%, of our sales originated in a currency other than the U.S. dollar during the first half of 2015. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the six months ended June 26, 2015, sales denominated in Euros approximated $50 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $5.0 million, respectively, and our net (loss) income would increase or decrease by approximately $0.1 million, respectively. The net assets and liabilities of our non-U.S. subsidiaries, which totaled approximately $93 million as of June 26, 2015, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The cumulative translation adjustments recorded in other comprehensive income at June 26, 2015 resulted in a decrease to shareholders’ equity of $17.3 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled over an extended period, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of June 26, 2015, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of June 26, 2015, long-term debt denominated in currencies other than the USD totaled approximately $21.1 million.
Interest Rate Risk: The Company utilizes a combination of short-term and long-term debt to finance our operations and is exposed to interest rate risk on our outstanding floating rate debt instruments that bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Borrowings under U.S. credit facilities bear interest at rates tied to either the “prime rate” of Deutsche Bank AG New York Branch, the federal funds effective rate, the Eurocurrency rate, or a Eurocurrency rate determined by reference to LIBOR, subject to an established floor. Applicable interest rates have been substantially lower than the designated floor in our Senior Secured Credit Facilities; therefore, interest rates have not been subject to change. Assuming that the rates remain below the floor, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt, excluding debt outstanding under the U.S. credit agreement, would result in a minor change in interest expense on an annual basis. As of June 26, 2015, the Company did not have any interest rate swap or cap arrangements in place.
Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering (“VAVE”) initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of June 26, 2015, the Company did not have any commodity hedging instruments in place.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 26, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 26, 2015:

2015 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 28 to April 24	—	N/A	—	N/A
April 25 to May 29	—	N/A	—	N/A
May 30 to June 26	36,471	$6.76	—	N/A
Total	36,471	$6.76	—
(a) Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company reduce the number of shares otherwise deliverable or (b) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the six months ended June 26, 2015, the Company withheld 36,471 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit awards.
(b) The Company is not currently participating in a share repurchase program. In February 2015, the Board of Directors authorized the purchase of up to $5 million of outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the three and six months ending June 26, 2015.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index following the signature page herein.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASON INDUSTRIES, INC.

Dated: August 3, 2015	/s/ David C. Westgate
David C. Westgate Chief Executive Officer (Principal Executive Officer)

Dated: August 3, 2015	/s/ Sarah C. Sutton
Sarah C. Sutton Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Notarial Deed, dated as of May 29, 2015, by and among Jason GmbH, CMP German Opportunity Fund II (SCA) SICAR and Dr. Markus Lieck, as notary (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K, filed with the Commission on June 1, 2015 (File No. 1-36051)).

2.2
Share Purchase Agreement, dated as of May 29, 2015, by and between Jason GmbH and CMP German Opportunity Fund II (SCA) SICAR (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K, filed with the Commission on June 1, 2015 (File No. 1-36051)). *

31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

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
* The disclosure schedules and exhibits to the Share Purchase Agreement are not being filed herewith. Jason Industries, Inc. agrees to furnish supplementally a copy of any such schedules and exhibits to the Securities and Exchange Commission upon request.