Form 10-Q
period 2015-09-25
Jason Industries, Inc.
filed 2015-10-30
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2015

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

As of October 28, 2015, there were 22,189,336 shares of common stock of the Company issued and outstanding.

JASON INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Successor			Predecessor
	Three Months Ended September 25, 2015	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	June 28, 2014 Through June 29, 2014	January 1, 2014 Through June 29, 2014

Net sales	$171,174	$534,588	$161,168	$—	$377,151
Cost of goods sold	135,733	418,576	137,763	690	294,175
Gross profit	35,441	116,012	23,405	(690)	82,976
Selling and administrative expenses	31,704	95,718	30,081	(201)	54,974
(Gain) loss on disposals of property, plant and equipment - net	(8)	14	—	—	338
Restructuring	923	3,637	103	—	2,554
Transaction-related expenses	—	886	1,404	23,009	27,783
Operating income	2,822	15,757	(8,183)	(23,498)	(2,673)
Interest expense	(7,996)	(23,420)	(7,809)	(82)	(7,301)
Equity income	136	678	170	—	831
Gain from sale of joint ventures	—	—	—	—	3,508
Other income - net	48	133	57	—	107
(Loss) income before income taxes	(4,990)	(6,852)	(15,765)	(23,580)	(5,528)
Tax provision (benefit)	(1,814)	(1,917)	(5,976)	(5,652)	(573)
Net (loss) income	$(3,176)	$(4,935)	$(9,789)	$(17,928)	$(4,955)
Less net loss attributable to noncontrolling interests	(537)	(834)	(1,654)	—	—
Net (loss) income attributable to Jason Industries	$(2,639)	$(4,101)	$(8,135)	$(17,928)	$(4,955)
Accretion of preferred stock dividends	900	2,700	910	—	—
Net (loss) income available to common shareholders of Jason Industries	$(3,539)	$(6,801)	$(9,045)	$(17,928)	$(4,955)

Net (loss) income per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.16)	$(0.31)	$(0.41)	$(17,928)	$(4,955)

Weighted average number of common shares outstanding:
Basic and diluted	22,161	22,056	21,991	1	1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands) (Unaudited)

	Successor			Predecessor
	Three Months Ended September 25, 2015	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	June 28, 2014 Through June 29, 2014	January 1, 2014 Through June 29, 2014

Net (loss) income	$(3,176)	$(4,935)	$(9,789)	$(17,928)	$(4,955)
Other comprehensive (loss) income:
Employee retirement plan adjustments, net of tax	—	—	—	(792)	(687)
Cumulative foreign currency translation adjustments associated with joint ventures sold	—	—	—	—	(591)
Foreign currency translation adjustments	(869)	(8,911)	(6,926)	(2)	(465)
Total other comprehensive (loss) income	(869)	(8,911)	(6,926)	(794)	(1,743)
Comprehensive (loss) income	(4,045)	(13,846)	(16,715)	(18,722)	(6,698)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(684)	(2,340)	(2,824)	—	—
Comprehensive (loss) income attributable to Jason Industries	$(3,361)	$(11,506)	$(13,891)	$(18,722)	$(6,698)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	Successor
	September 25, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$44,438	$62,279
Accounts receivable - net of allowances for doubtful accounts of $2,206 at September 25, 2015 and $2,415 at December 31, 2014	92,354	80,080
Inventories - net	83,876	80,546
Deferred income taxes	8,948	11,105
Other current assets	28,076	23,087
Total current assets	257,692	257,097
Property, plant and equipment - net of accumulated depreciation of $36,225 at September 25, 2015 and $12,920 at December 31, 2014	197,622	176,478
Goodwill	165,429	156,106
Other intangible assets - net	196,987	198,683
Other assets - net	20,486	21,040
Total assets	$838,216	$809,404

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$6,460	$5,375
Accounts payable	58,246	57,704
Accrued compensation and employee benefits	22,365	14,035
Accrued interest	6,712	199
Other current liabilities	27,166	21,759
Total current liabilities	120,949	99,072
Long-term debt	438,451	415,306
Deferred income taxes	88,271	91,205
Other long-term liabilities	18,683	21,146
Total liabilities	666,354	626,729

Commitments and contingencies (Note 15)

Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 45,000 shares issued and outstanding at September 25, 2015 and December 31, 2014)	45,000	45,000
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized; issued and outstanding: 22,189,336 shares at September 25, 2015 and 21,990,666 shares at December 31, 2014)	2	2
Additional paid-in capital	143,345	140,312
Retained deficit	(25,640)	(21,539)
Accumulated other comprehensive loss	(19,470)	(12,065)
Shareholders' equity attributable to Jason Industries	143,237	151,710
Noncontrolling interests	28,625	30,965
Total equity	171,862	182,675
Total liabilities and equity	$838,216	$809,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Successor		Predecessor
	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	January 1, 2014 Through June 29, 2014

Cash flows from operating activities
Net (loss) income	$(4,935)	$(9,789)	$(4,955)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	22,585	6,460	10,125
Amortization of intangible assets	10,993	3,917	2,727
Amortization of deferred financing costs and debt discount	2,256	750	426
Equity income	(678)	(170)	(831)
Deferred income taxes	(6,255)	(4,432)	(5,156)
Loss on disposals of property, plant and equipment - net	14	—	338
Gain from sale of joint ventures	—	—	(3,508)
Non-cash stock compensation	6,463	2,063	7,661
Net increase (decrease) in cash due to changes in:
Accounts receivable	(10,600)	4,654	(20,632)
Inventories	2,275	1,384	(5,602)
Other current assets	(5,945)	(812)	(1,860)
Accounts payable	(44)	(5,036)	7,266
Accrued compensation and employee benefits	7,378	(496)	5,535
Accrued interest	6,514	6,761	(2,634)
Accrued income taxes	369	(3,661)	(706)
Accrued transaction costs	(177)	(9,821)	16,807
Other - net	2,091	1,354	(760)
Total adjustments	37,239	2,915	9,196
Net cash provided by (used in) operating activities	32,304	(6,874)	4,241
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment and other assets	116	32	159
Proceeds from sale of joint ventures	—	—	11,500
Payments for property, plant and equipment	(23,864)	(6,598)	(10,998)
Acquisitions of business, net of cash acquired	(34,763)	(489,169)	—
Acquisitions of patents	(146)	(33)	(33)
Other investing activities	—	(444)	(490)
Net cash (used in) provided by investing activities	(58,657)	(496,212)	138
Cash flows from financing activities
Payment of capitalized debt issuance costs	—	(12,977)	(444)
Payments of deferred underwriters fees	—	(5,175)	—
Redemption of redeemable common stock	—	(26,101)	—
Proceeds on issuance of preferred stock	—	45,000	—
Payments of preferred stock issuance costs	—	(2,500)	—
Warrant tender offer	—	(6,609)	—
Payments of 2013 U.S. term loan	—	—	(1,175)
Proceeds from First Lien and Second Lien term loans	—	412,477	—
Payments of First Lien term loan	(1,550)	—	—
Proceeds from U.S. revolving loans	—	—	64,725
Payments of U.S. revolving loans	—	—	(53,725)
Proceeds from other long-term debt	18,538	2,255	1,383
Payments of other long-term debt	(4,078)	(1,913)	(3,868)
Payments of preferred stock dividends	(2,700)	—	—
Net cash provided by financing activities	10,210	404,457	6,896
Effect of exchange rate changes on cash and cash equivalents	(1,698)	(1,020)	(122)
Net (decrease) increase in cash and cash equivalents	(17,841)	(99,649)	11,153
Cash and cash equivalents, beginning of period	62,279	177,077	16,318
Cash and cash equivalents, end of period	$44,438	$77,428	$27,471
Supplemental disclosure of cash flow information
Non-cash financing activities:
Accretion of preferred stock dividends and redemption of premium	$900	$910	$—
Noncontrolling interest contribution of Jason Partners Holdings, Inc. to JPHI Holdings, Inc.	$—	$35,780	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Equity
Balance at December 31, 2014, Successor	$45,000	$2	$140,312	$(21,539)	$(12,065)	$151,710	$30,965	$182,675
Dividends declared	—	—	(2,700)	—	—	(2,700)	—	(2,700)
Stock compensation expense	—	—	6,463	—	—	6,463	—	6,463
Tax withholding related to vesting of restricted stock units	—	—	(730)	—	—	(730)	—	(730)
Net (loss)	—	—	—	(4,101)	—	(4,101)	(834)	(4,935)
Foreign currency translation adjustments	—	—	—	—	(7,405)	(7,405)	(1,506)	(8,911)
Balance at September 25, 2015, Successor	$45,000	$2	$143,345	$(25,640)	$(19,470)	$143,237	$28,625	$171,862

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Equity
Balance at December 31, 2013, Predecessor	$—	$—	$25,358	$4,640	$474	30,472	$—	$30,472
Stock compensation expense	—	—	7,661	—	—	7,661	—	7,661
Net income	—	—	—	(4,955)	—	(4,955)	—	(4,955)
Employee retirement plan adjustments, net of tax	—	—	—	—	(687)	(687)	—	(687)
Foreign currency translation adjustments	—	—	—	—	(1,056)	(1,056)	—	(1,056)
Balance at June 29, 2014, Predecessor	—	—	33,019	(315)	(1,269)	31,435	—	31,435

Elimination of predecessor common stock, additional paid-in-capital, retained (deficit), and accumulated other comprehensive (loss)	—	—	(33,019)	315	1,269	(31,435)	—	(31,435)
Adjustment to reflect Jason Industries common stock, additional paid-in-capital, and retained (deficit) (1)	—	2	147,102	(9,921)	—	137,183	—	137,183
Noncontrolling interests in JPHI Holdings, Inc.	—	—	—	—	—	—	35,780	35,780
Issuance of series A convertible perpetual preferred stock	45,000	—	(2,500)	—	—	42,500	—	42,500
Balance at June 30, 2014, Successor	45,000	2	144,602	(9,921)	—	179,683	35,780	215,463
Warrant tender	—	—	(6,609)	—	—	(6,609)	—	(6,609)
Dividends declared	—	—	(910)	—	—	(910)	—	(910)
Stock compensation expense	—	—	2,063	—	—	2,063	—	2,063
Net (loss)	—	—	—	(8,135)	—	(8,135)	(1,654)	(9,789)
Foreign currency translation adjustments	—	—	—	—	(5,756)	(5,756)	(1,170)	(6,926)
Balance at September 26, 2014, Successor	$45,000	$2	$139,146	$(18,056)	$(5,756)	$160,336	$32,956	$193,292
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Recently issued accounting standards
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively.
In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Association with Line of Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 indicates that previously issued guidance did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as assets and amortizing the deferred costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2015-15 will have on the Company’s financial position or results of operations.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2015-11 will have on the Company's financial position or results of operations.

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
The following unaudited pro forma combined financial information presents the Company’s results as though Jason and the Company had combined at January 1, 2013. Pro forma net earnings attributable to common shareholders were adjusted to exclude $5.6 million and $38.4 million, respectively, of transaction-related expenses incurred in the three and nine months ended September 26, 2014. The unaudited pro forma condensed consolidated financial information has been prepared using the acquisition method of accounting in accordance with GAAP.

	(unaudited pro forma)
	Three Months Ended September 26, 2014	Nine Months Ended September 26, 2014

Net sales	$161,168	$538,319
Net income attributable to common shareholders of Jason Industries	$(6,286)	$(5,655)

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The Company recorded an allocation of the purchase price to Jason’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 30, 2014 acquisition date. The calculation of the purchase price allocation is as follows:

Purchase Price Allocation
Cash and cash equivalents	$11,049
Accounts receivable	97,693
Inventories - net	83,538
Deferred income taxes - current (net)	8,095
Other current assets	18,973
Property, plant and equipment	179,871
Goodwill	158,483
Other intangible assets	208,450
Other assets - net	8,469
Current liabilities	(111,151)
Deferred income taxes (net)	(97,266)
Debt	(11,277)
Other long-term liabilities	(18,929)
Total purchase price	$535,998

3.	Acquisitions
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The Company has recorded a preliminary allocation of the purchase price for tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the May 29, 2015 acquisition date. The preliminary consideration and preliminary purchase price allocation is as follows:

Calculation of Purchase Price
Cash	$34,938
Debt	11,031
Purchase consideration	$45,969

Preliminary Purchase Price Allocation
Cash and cash equivalents	$524
Accounts receivable	3,430
Inventories - net	7,156
Deferred income taxes - current (net)	62
Other current assets	1,495
Property, plant and equipment	23,931
Goodwill	10,458
Other intangible assets	9,285
Other assets - net	42
Current liabilities	(4,497)
Deferred income taxes (net)	(5,765)
Other long-term liabilities	(152)
Total purchase price	$45,969
The preliminary purchase price allocation resulted in goodwill of $10.5 million in the finishing segment, of which none is deductible for tax purposes. Goodwill generated from DRONCO is primarily attributable to expected synergies from leveraging the finishing segment’s global distribution and sales network and cross-selling of DRONCO’s product portfolio to the finishing segment’s customer base. During the third quarter of 2015, the Company adjusted its preliminary purchase price allocation and recorded adjustments to decrease the customer relationships intangible asset by $2.4 million and to increase goodwill, net of taxes, by $1.7 million.
The preliminary values allocated to other intangible assets and the weighted average useful lives are as follows:

	Gross Carrying Amount	Weighted Average Useful Life (years)
Customer relationships	$6,130	15
Tradenames	3,155	15
	$9,285
The preliminary allocation of the purchase price is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets are based on preliminary valuations and are subject to final adjustments to reflect the final valuations.
The Company recognized $0.9 million of acquisition-related costs that were expensed in the nine months ended September 25, 2015. These costs are included in the condensed consolidated statements of operations as “Transaction-related expenses”. During the three and nine months ended September 25, 2015, $11.3 million and $14.8 million of net sales from DRONCO were included in the Company’s condensed consolidated statements of operations.
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
The Company has continued to make changes to its worldwide manufacturing footprint. These actions resulted in charges relating to employee severance and other related charges, such as exit costs for the consolidation and closure of plant facilities, employee relocation and lease termination costs. During the three and nine months ended September 25, 2015, the Company incurred $0.9 million and $3.6 million of restructuring charges, respectively. During the period January 1, 2014 through June 29, 2014, the Company incurred $2.6 million of restructuring charges. During the period from June 30, 2014 through September 26, 2014, the Company incurred $0.1 million of restructuring charges. These restructuring costs are presented separately on the condensed consolidated statements of operations.
The following table presents the restructuring liability:

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2014, Successor	$88	$1,056	$97	$1,241
Current period restructuring charges	1,498	1,089	1,050	3,637
Cash payments	(904)	(957)	(954)	(2,815)
Non-cash charges and other	269	—	(193)	76
Balance - September 25, 2015, Successor	$951	$1,188	$—	$2,139

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2013, Predecessor	$1,112	$818	$65	$1,995
Current period restructuring charges	629	631	1,294	2,554
Cash payments	(1,088)	(104)	(899)	(2,091)
Balance - June 29, 2014, Predecessor	$653	$1,345	$460	$2,458

Current period restructuring charges	246	—	(143)	103
Cash payments	(261)	(209)	(147)	(617)
Balance - September 26, 2014, Predecessor	$638	$1,136	$170	$1,944
The accruals for severance presented above relate to costs incurred in the finishing segment as of the period ended September 25, 2015. These accruals are expected to be utilized during the next twelve months and are recorded within other current liabilities on the condensed consolidated balance sheets. During the nine months ended September 25, 2015, the accrual for lease termination costs of $1.2 million relates to restructuring costs within the acoustics segment due to the closure of the

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Norwalk facility. At September 25, 2015 and December 31, 2014, $0.4 million and $0.6 million, respectively, are recorded within other long-term liabilities and $0.8 million and $0.5 million, respectively, are recorded within other current liabilities on the condensed consolidated balance sheets.

6.	Inventories
Inventories consisted of the following:

	Successor
	September 25, 2015	December 31, 2014
Raw material	$43,357	$42,803
Work-in-process	5,427	5,572
Finished goods	35,092	32,171
Total Inventories	$83,876	$80,546

7.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill are as follows:

	Seating	Finishing	Acoustics	Components	Total
Balance as of December 31, 2014 (Successor)	$58,139	$34,608	$30,176	$33,183	$156,106
Acquisition of businesses	—	10,506	—	—	10,506
Foreign currency impact	—	(867)	(316)	—	(1,183)
Balance as of September 25, 2015 (Successor)	$58,139	$44,247	$29,860	$33,183	$165,429
The Company’s other intangible assets consisted of the following:

	Successor
	September 25, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$3,003	$(507)	$2,496	$2,841	$(200)	$2,641
Customer relationships	144,373	(12,206)	132,167	138,864	(4,846)	134,018
Trademarks and other intangibles	67,904	(5,580)	62,324	64,162	(2,138)	62,024
Total amortized other intangible assets	$215,280	$(18,293)	$196,987	$205,867	$(7,184)	$198,683

8.	Debt
The Company’s debt consisted of the following:

	Successor
	September 25, 2015	December 31, 2014
First Lien Term Loans	$307,675	$309,225
Debt discount on First Lien Term Loans	(3,130)	(3,538)
Second Lien Term Loans	110,000	110,000
Debt discount on Second Lien Term Loans	(3,132)	(3,480)
Foreign debt	31,830	6,515
Capital lease obligations	1,668	1,959
Total debt	444,911	420,681
Less: Current portion	(6,460)	(5,375)
Total long-term debt	$438,451	$415,306

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Senior Secured Credit Facilities
As of September 25, 2015, the Company’s U.S. credit facility (the “Senior Secured Credit Facilities”) includes (i) term loans in an aggregate principal amount of $307.7 million (“First Lien Term Loans”) maturing in 2021, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing in 2022, and (iii) a revolving loan of up to $40.0 million (“Revolving Credit Facility”) maturing in 2019.
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
At September 25, 2015, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 5.5% and 9.0%, respectively. At September 25, 2015, the Company had a total of $36.2 million of availability for additional borrowings under the Revolving Credit Facility since the Company had no outstanding borrowings and letters of credit outstanding of $3.8 million, which reduce availability under the facility.
Foreign debt
At September 25, 2015 and December 31, 2014, the Company had $31.8 million and $6.5 million, respectively, in foreign debt obligations, including various overdraft facilities and term loans. The largest foreign debt balances are held by the Company’s subsidiaries in Germany (approximately $29.7 million and $5.2 million as of September 25, 2015 and December 31, 2014, respectively), Mexico (approximately $1.7 million and $0.0 million as of September 25, 2015 and December 31, 2014, respectively), and Brazil (approximately $0.4 million and $1.1 million as of September 25, 2015 and December 31, 2014, respectively). These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.1 million to $13.5 million and $0.1 million to $2.6 million as of September 25, 2015 and December 31, 2014, respectively.
In connection with the acquisition of DRONCO, the Company assumed $11.0 million of debt comprised of term loan borrowings totaling $8.5 million and revolving line of credit borrowings totaling $2.5 million. Borrowings bear interest at fixed and variable rates ranging from 2.3% to 4.6% and are subject to repayment in varying amounts through 2030. During the third quarter of 2015, the Company entered into a new $13.5 million term loan in Germany. Borrowings bear interest at a fixed rate of 2.25% and are subject to repayment in equal quarterly amounts of approximately $0.4 million beginning September 30, 2017 through June 30, 2025.

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
There were 3,473,435 shares of common stock reserved and authorized for issuance under the 2014 Plan. At September 25, 2015, 560,787 shares of common stock remain authorized and available for future grant under the 2014 Plan.
The Company recognized the following share-based compensation expense:

	Successor
	Three Months Ended September 25, 2015	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014
Compensation Expense:
Restricted Stock Units	$776	$2,356	$785
Adjusted EBITDA Vesting Awards	551	1,984	708
Stock Price Vesting Awards	184	1,247	570
	1,511	5,587	2,063
Impact of accelerated vesting (1)	—	876	—
Total share-based compensation expense	$1,511	$6,463	$2,063

Total income tax benefit recognized	$404	$2,121	$800
(1) Represents the impact of the acceleration of certain vesting schedules for restricted stock units and stock price vesting awards related to the transition of the Company’s CFO.
As of September 25, 2015, total unrecognized compensation cost related to share-based compensation awards was approximately $9.1 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.6 years.
The following table sets forth the restricted and performance share unit activity:

	Restricted Stock Units		Adjusted EBITDA Vesting Awards		Stock Price Vesting Awards
	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2014	762,075	$10.50	1,215,704	$10.49	810,469	$3.54
Granted	186,827	6.79	91,178	7.70	60,785	1.08
Vested	(306,820)	10.49	—	—	—	—
Forfeited	(17,367)	10.49	(166,620)	10.49	(20,262)	3.54
Nonvested at September 25, 2015	624,715	$9.39	1,140,262	$10.27	850,992	$3.36
Restricted Stock Units
As of September 25, 2015, there was $4.4 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 1.6 years.
In connection with the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the three and nine months ended September 25, 2015, 71,684 shares and 108,155 shares,

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

respectively, with an aggregate value of $0.4 million and $0.7 million, respectively, were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ equity.
Performance Share Units
Adjusted EBITDA Vesting Awards
Compensation expense for cumulative Adjusted EBITDA based performance share unit awards is currently being recognized based on an estimated payout of 100% of target or 753,421 shares. As of September 25, 2015, there was $4.3 million of unrecognized compensation expense related to cumulative Adjusted EBITDA based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 1.8 years.
Stock Price Vesting Awards
As of September 25, 2015, there was $0.4 million of unrecognized compensation expense related to stock price based performance share unit awards, which is expected to be recognized over a weighted average period of 0.7 years.
The following summarizes the assumptions used in the Monte Carlo option pricing model to value stock price vesting awards granted during the nine months ended September 25, 2015:

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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The reconciliation of the numerator and denominator of the basic and diluted income (loss) per share calculation and the anti-dilutive shares is as follows:

	Successor			Predecessor
	Three Months Ended September 25, 2015	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	June 28, 2014 Through June 29, 2014	January 1, 2014 Through June 29, 2014

Net (loss) income per share attributable to Jason Industries common shareholders
Basic and diluted income (loss) per share	$(0.16)	$(0.31)	$(0.41)	$(17,928)	$(4,955)

Numerator:
Net (loss) income available to common shareholders of Jason Industries	$(3,539)	$(6,801)	$(9,045)	$(17,928)	$(4,955)
Denominator:
Basic and diluted weighted-average shares outstanding	22,161	22,056	21,991	1	1

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock	13,994	13,994	13,994	—	—
Conversion of Series A 8% Perpetual Convertible Preferred	3,653	3,653	3,653	—	—
Conversion of JPHI Rollover Shares convertible to Jason Industries common stock	3,486	3,486	3,486	—	—
Restricted stock units	734	611	762	—	—
Performance share units	1,604	1,555	2,026	—	—
Total	23,471	23,299	23,921	—	—
Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period. Performance share units are considered anti-dilutive if the performance targets upon which the issuance of the shares are contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Due to losses available to the Company’s common shareholders for each of the periods presented, potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC Topic 260.

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
The effective income tax rate was 36.4%, and 37.9% for the three months ended September 25, 2015, and the successor period June 30, 2014 through September 26, 2014, respectively. The effective income tax rate was 28.0% for the nine months ended September 25, 2015. The effective income tax rate for 2015 reflects the benefits of tax losses at the higher U.S. Federal statutory rate and taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. Federal statutory rate, and discrete items. Net discrete tax expense was immaterial for the three months ended September 25, 2015 and the period June 30, 2014 through September 26, 2014. Net discrete tax expense for the nine months ended September 25, 2015 was impacted by $0.3 million due to the vesting of restricted stock units for which no tax benefit will be realized and $0.3 million due to non-deductible transaction costs in foreign subsidiaries for which no tax benefit was recognized.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The amount of gross unrecognized tax benefits was $3.1 million and $2.7 million at September 25, 2015 and December 31, 2014, respectively. Of the $3.1 million of unrecognized tax benefits, $1.4 million would reduce the Company’s effective tax rate if recognized.
During the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits. The Company recognizes interest and penalties related to tax matters in tax expense. The Company did not have any interest or penalties that were recognized as a component of the income tax provision at September 25, 2015 and December 31, 2014.

12.	Equity
The changes in the components of accumulated other comprehensive income (loss), net of taxes, for the nine months ended September 25, 2015 and September 26, 2014 are as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Total
Balance at December 31, 2014, Successor	$(1,434)	$(10,631)	$(12,065)
Other comprehensive (loss) before reclassifications	—	(7,405)	(7,405)
Balance at September 25, 2015, Successor	$(1,434)	$(18,036)	$(19,470)

	Employee retirement plan adjustments	Foreign currency translation adjustments	Total
Balance at December 31, 2013, Predecessor	$(156)	$630	$474
Other comprehensive (loss) before reclassifications	(844)	—	(844)
Amount reclassified from accumulated other comprehensive income	157	—	157
Cumulative foreign currency translation adjustments associated with joint ventures sold	—	(591)	(591)
Foreign currency translation adjustments	—	(465)	(465)
Balance at June 29, 2014, Predecessor	(843)	(426)	(1,269)

Elimination of predecessor accumulated other comprehensive income	843	426	1,269
Foreign currency translation adjustments	—	(5,756)	(5,756)
Balance at September 26, 2014, Successor	$—	$(5,756)	$(5,756)
Series A Preferred Stock Dividends
On January 1, 2015 the Company paid a dividend on the Series A Preferred Stock of $20.00 per share to holders of record on November 15, 2014, totaling $0.9 million. On April 1, 2015, the Company paid a dividend on the Series A Preferred Stock of $20.00 per share to holders of record on February 15, 2015, totaling $0.9 million. On July 1, 2015, the Company paid a dividend on the Series A Preferred Stock of $20.00 per share to holders of record on May 15, 2015, totaling $0.9 million. On October 1, 2015, the Company paid a dividend on the Series A Preferred Stock of $20.00 per share to holders of record on August 15, 2015, totaling $0.9 million.

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
Net sales information relating to the Company’s reportable segments is as follows:

	Successor			Predecessor
	Three Months Ended September 25, 2015	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	June 28, 2014 Through June 29, 2014	January 1, 2014 Through June 29, 2014

Net sales
Seating	$37,198	$140,067	$32,385	$—	$104,878
Finishing	52,339	141,835	45,181	—	96,692
Acoustics	51,755	158,728	54,033	—	109,930
Components	29,882	93,958	29,569	—	65,651
	$171,174	$534,588	$161,168	$—	$377,151
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated income before taxes:

	Successor			Predecessor
	Three Months Ended September 25, 2015	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	June 28, 2014 Through June 29, 2014	January 1, 2014 Through June 29, 2014

Segment Adjusted EBITDA
Seating	$2,904	$20,175	$3,568	$—	$17,668
Finishing	7,223	20,261	5,496	201	13,732
Acoustics	7,014	19,206	4,287	—	9,676
Components	5,211	15,913	1,716	(690)	10,324
	$22,352	$75,555	$15,067	$(489)	$51,400
Interest expense	(587)	(1,376)	(528)	—	(1,269)
Depreciation and amortization of intangible assets	(11,594)	(33,361)	(10,341)	—	(12,796)
(Loss) gain on disposal of property, plant and equipment - net	(8)	14	—	—	(336)
Restructuring	(923)	(3,637)	(103)	—	(2,554)
Transaction-related expenses	—	(789)	(18)	—	(242)
Integration and other restructuring costs	(1,421)	(1,625)	(7,587)	—	(2,575)
Gain from sale of joint ventures	—	—	—	—	3,508
Total segment income (loss) before income taxes	7,819	34,781	(3,510)	(489)	35,136
Corporate general and administrative expenses	(3,791)	(12,812)	(1,491)	—	(7,032)
Corporate interest expense	(7,409)	(22,044)	(7,280)	(82)	(6,032)
Corporate depreciation	(98)	(217)	(35)	—	(57)
Corporate transaction-related expenses	—	(97)	(1,386)	(23,009)	(27,541)
Corporate loss on disposal of property, plant and equipment	—	—	—	—	(2)
Corporate share based compensation	(1,511)	(6,463)	(2,063)	—	—
Consolidated (loss) income before income taxes	$(4,990)	$(6,852)	$(15,765)	$(23,580)	$(5,528)
Assets held by reportable segments is as follows:

	Successor
	September 25, 2015	December 31, 2014
Assets
Seating	$216,353	$219,215
Finishing	261,754	221,074
Acoustics	212,481	195,031
Components	129,805	137,354
Total segments	820,393	772,674
Corporate and eliminations	17,823	36,730
Consolidated	$838,216	$809,404

14.	Fair Value Measurements
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
The carrying amounts within the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $440.5 million as of September 25, 2015. As of December 31, 2014, the fair value of total debt approximated its recorded value. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.

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
At September 25, 2015 and December 31, 2014, the Company held reserves of $1.1 million for environmental matters at two locations. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations or cash flows.

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
Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2015, the Company’s fiscal quarters are comprised of the three months ended March 27, June 26, September 25, and December 31. In 2014, the Company’s fiscal quarters were comprised of the three months ending March 28, June 27, September 26, and December 31. Throughout this MD&A, we refer to the period from June 27, 2015 through September 25, 2015 as the “third quarter of 2015” or the “third quarter ended September 25, 2015”. Similarly, we refer to the period from June 28, 2014 through September 26, 2014 as the “third quarter of 2014” or the “third quarter ended September 26, 2014”.
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
During the nine months ended September 25, 2015 and September 26, 2014, approximately 27% and 28%, respectively, of the Company’s sales were derived from customers outside the United States. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
The Company’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. If the Company’s market capitalization remains below the Company’s carrying value for a sustained period of time or if such a decline becomes indicative that the fair value of the Company’s reporting units has declined to below their carrying values, an interim goodwill impairment test may need to be performed and may result in a non-cash goodwill impairment charge. A non-cash goodwill impairment charge would have the effect of decreasing the Company’s earnings or increasing the Company’s losses in the period in which the impairment charge is taken. The Company concluded that the decline in the Company’s market capitalization during the third quarter of 2015 was not indicative that the fair value of the Company’s reporting units had more likely than not declined to below their carrying values. The Company will perform its required annual goodwill impairment test during the fourth quarter.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations (in thousands) (unaudited):

	Successor			Predecessor
	Three Months Ended September 25, 2015	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	June 28, 2014 Through June 29, 2014	January 1, 2014 Through June 29, 2014

Net sales	$171,174	$534,588	$161,168	$—	$377,151
Cost of goods sold	135,733	418,576	137,763	690	294,175
Gross profit	35,441	116,012	23,405	(690)	82,976
Selling and administrative expenses	31,704	95,718	30,081	(201)	54,974
(Gain) loss on disposals of property, plant and equipment - net	(8)	14	—	—	338
Restructuring	923	3,637	103	—	2,554
Transaction-related expenses	—	886	1,404	23,009	27,783
Operating income	2,822	15,757	(8,183)	(23,498)	(2,673)
Interest expense	(7,996)	(23,420)	(7,809)	(82)	(7,301)
Equity income	136	678	170	—	831
Gain from sale of joint ventures	—	—	—	—	3,508
Other income - net	48	133	57	—	107
(Loss) income before income taxes	(4,990)	(6,852)	(15,765)	(23,580)	(5,528)
Tax provision (benefit)	(1,814)	(1,917)	(5,976)	(5,652)	(573)
Net (loss) income	$(3,176)	$(4,935)	$(9,789)	$(17,928)	$(4,955)
Less net loss attributable to noncontrolling interests	(537)	(834)	(1,654)	—	—
Net (loss) income attributable to Jason Industries	$(2,639)	$(4,101)	$(8,135)	$(17,928)	$(4,955)
Accretion of preferred stock dividends	900	2,700	910	—	—
Net (loss) income available to common shareholders of Jason Industries	$(3,539)	$(6,801)	$(9,045)	$(17,928)	$(4,955)
Other financial data: (1)

	Successor	Successor	Predecessor	Combined
(in thousands, except percentages)	Three Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	June 28, 2014 Through June 29, 2014	Three Months Ended September 26, 2014	Increase/(Decrease)
					$	%
Consolidated
Net sales	$171,174	$161,168	$—	$161,168	$10,006	6.2%
Adjusted EBITDA	18,590	13,578	(489)	13,089	5,501	42.0
Adjusted EBITDA % of net sales	10.9%	8.4%		8.1%	280 bps

	Successor	Successor	Predecessor	Combined
(in thousands, except percentages)	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	January 1, 2014 Through June 29, 2014	Nine Months Ended September 26, 2014	Increase/(Decrease)
					$	%
Consolidated
Net sales	$534,588	$161,168	$377,151	$538,319	$(3,731)	(0.7	) %
Adjusted EBITDA	64,493	13,578	45,399	58,977	5,516	9.4
Adjusted EBITDA % of net sales	12.1%	8.4%	12.0%	11.0%	110 bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for a reconciliation of Adjusted EBITDA to net (loss) income.

June 28, 2014 through June 29, 2014 (Predecessor)
The third quarter of 2014 began on June 28, 2014 prior to the consummation of the Business Combination on June 30, 2014. There were no material operations during the predecessor period June 28, 2014 through June 29, 2014 and activity during this period primarily consisted of the recognition of $23 million of transaction-related expenses related to the Business Combination. These transaction-related expenses included recognition of share-based compensation expense triggered upon a change in control, success-based investment banking fees, and other professional fees incurred in connection with the Business Combination.
The Three and Nine Months Ended September 25, 2015 (Successor) Compared with June 30, 2014 through September 26, 2014 (Successor) and January 1, 2014 through June 29, 2014 (Predecessor)
Net sales. Net sales were $171.2 million for the three months ended September 25, 2015, an increase of $10.0 million, or 6.2%, compared with $161.2 million for the combined three months ended September 26, 2014, reflecting increased net sales in the finishing segment of $7.2 million and the seating segment of $4.8 million, partially offset by a decrease in the acoustics segment of $(2.3) million.
Net sales were $534.6 million for the nine months ended September 25, 2015, a decrease of $(3.7) million, or (0.7)%, compared with $538.3 million for the combined nine months ended September 26, 2014, reflecting decreased net sales in the acoustics segment of $(5.2) million and the components segment of $(1.3) million, partially offset by an increase in the seating segment of $2.8 million. See further discussion of segment results below.
On May 29, 2015, the Company acquired DRONCO. DRONCO’s results of operations are included within the finishing segment and the Company’s consolidated results of operations since the date of acquisition. Net sales from DRONCO were $11.3 million and $14.8 million during the three and nine months ended September 25, 2015, respectively. See Note 3 to the condensed consolidated financial statements for further discussion of the DRONCO acquisition.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $(6.2) million on consolidated net sales during the three months ended September 25, 2015 compared with 2014, negatively impacting the finishing, acoustics, and seating segments’ net sales by $(4.6) million, $(1.3) million, and $(0.3) million, respectively. Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $(20.4) million on consolidated net sales during the nine months ended September 25, 2015 compared with 2014, negatively impacting the finishing, acoustics, and seating segments’ net sales by $(15.2) million, $(4.3) million, and $(1.0) million, respectively. This was due principally to strengthening of the U.S. dollar against most major currencies; average exchange rates during the three and nine months ended September 25, 2015 were 17.7% and 16.2%, respectively, unfavorable compared with 2014.
Cost of goods sold. Cost of goods sold was $135.7 million for the three months ended September 25, 2015, compared with $137.8 million for the period June 30, 2014 through September 26, 2014. The decrease in cost of goods sold is due to improved operational efficiencies in the acoustics segment, favorable product mix and material pricing in the components segment, and a $4.6 million favorable impact related to foreign currency exchange rates.
Cost of goods sold was $418.6 million for the nine months ended September 25, 2015, compared with $137.8 million for the period June 30, 2014 through September 26, 2014, and $294.2 million for the period January 1, 2014 through June 29, 2014. The decrease in cost of goods sold is due to improved operational efficiencies in the acoustics segment, favorable product mix and material pricing in the components segment, and a $14.7 million favorable impact related to foreign currency exchange rates, partially offset by $6.7 million of incremental depreciation expense resulting primarily from recognizing property, plant, and equipment at fair value in acquisition accounting for the Business Combination.
Gross profit. Gross profit was $35.4 million for the three months ended September 25, 2015, compared with $23.4 million for the period June 30, 2014 through September 26, 2014. Gross profit was favorably impacted by improved operational efficiencies in the acoustics segment, favorable product mix and material pricing in the components segment, and higher net sales, offset by incremental depreciation expense.
Gross profit was $116.0 million for the nine months ended September 25, 2015 compared with $23.4 million for the period June 30, 2014 through September 26, 2014, and $83.0 million for the period January 1, 2014 through June 29, 2014. The increase was primarily due to improved operational efficiencies in the acoustics segment, and favorable product mix and material pricing in the components segment, offset by lower net sales and incremental depreciation expense.
Selling and administrative expenses. Selling and administrative expenses were $31.7 million for the three months ended September 25, 2015, compared with $30.1 million for the period June 30, 2014 through September 26, 2014.
Selling and administrative expenses were $95.7 million for the nine months ended September 25, 2015, compared with $30.1 million for the period June 30, 2014 through September 26, 2014, and $55.0 million for the period January 1, 2014 through June 29, 2014. For the nine months ended September 25, 2015, the Company incurred $6.5 million of share based compensation expense, compared to $2.1 million for the combined nine months ended September 26, 2014. Selling and administrative expenses for the nine months ended September 25, 2015 also included $0.2 million and $4.3 million of incremental depreciation and amortization expense, respectively, compared with 2014 resulting primarily from recognizing property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination. During the nine months ended September 25, 2015, share based compensation expense included $0.9 million of expense due to accelerated vesting of restricted stock units related to the transition of the Company’s CFO.
Loss (gain) on disposals of fixed assets—net. For all periods presented, the loss (gain) on disposals of fixed assets was not material. Changes in the level of fixed asset disposals are dependent upon a number of factors, including changes in the level of asset sales, operational restructuring activities, and capital expenditure levels.
Restructuring. Restructuring was $0.9 million for the three months ended September 25, 2015 compared with $0.1 million for the period June 30, 2014 through September 26, 2014. Restructuring was $3.6 million for the nine months ended September 25, 2015 compared with $0.1 million for the period June 30, 2014 through September 26, 2014, and $2.6 million for the period January 1, 2014 through June 29, 2014. During 2015, such costs related to the final closure of the acoustics segment’s Norwalk, Ohio facility, closure of the finishing segment’s Brooklyn Heights, Ohio office, closure of the components segment’s facility in China, and wind down of the finishing segment’s machine business in Sweden. During 2014, such costs primarily related to the closure of the acoustics segment’s Norwalk, Ohio facility.
Transaction-related expenses. Transaction-related expenses were zero for the three months ended September 25, 2015, compared with $1.4 million for the period June 30, 2014 through September 26, 2014. Transaction-related expenses were $0.9 million for the nine months ended September 25, 2015 compared with $1.4 million for the period June 30, 2014 through September 26, 2014, and $27.8 million for the period January 1, 2014 through June 29, 2014. Transaction-related expenses in the nine months ended September 25, 2015 related primarily to professional service fees associated with the acquisition of DRONCO in 2015, compared with transaction-related expenses related to the Business Combination in 2014.
Interest expense. Interest expense was $8.0 million for the three months ended September 25, 2015, compared with $7.8 million for the period June 30, 2014 through September 26, 2014. Interest expense was $23.4 million for the nine months ended September 25, 2015 compared with $7.8 million for the period June 30, 2014 through September 26, 2014, and $7.3 million for the period January 1, 2014 through June 29, 2014. Interest expense in 2015 reflects the Company’s new level of debt following the consummation of the Business Combination. See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
Equity income. Equity income was $0.1 million for the three months ended September 25, 2015, compared with $0.2 million for the period June 30, 2014 through September 26, 2014. Equity income was $0.7 million for the nine months ended September 25, 2015 compared with $0.2 million for the period June 30, 2014 through September 26, 2014, and $0.8 million for the period January 1, 2014 through June 29, 2014.
Gain from sale of joint ventures. During the first quarter of 2014, Jason completed the sale of its 50% equity interests in two Asian joint ventures for a total of $11.5 million and recorded a gain on sale of $3.5 million.
Other income (expense)—net. Other income was immaterial for the three months ended September 25, 2015, compared with $0.1 million for the period June 30, 2014 through September 26, 2014. Other income was $0.1 million for the nine months ended September 25, 2015, compared with $0.1 million for the period June 30, 2014 through September 26, 2014, and $0.1 million for the period January 1, 2014 through June 29, 2014.
(Loss) income before income taxes. For the reasons described above, loss before income taxes was $(5.0) million for the three months ended September 25, 2015, compared with $(15.8) million for the period June 30, 2014 through September 26, 2014.
Loss before income taxes was $(6.9) million for the nine months ended September 25, 2015, compared with $(15.8) million for the period June 30, 2014 through September 26, 2014, and $(5.5) million for the period January 1, 2014 through June 29, 2014. The decrease in loss before income taxes is primarily due to higher transaction-related expenses related to the Business Combination during the period January 1, 2014 through September 26, 2014.
Tax (benefit) provision. The tax benefit was $(1.8) million for the three months ended September 25, 2015, compared with $(6.0) million for the period June 30, 2014 through September 26, 2014. The tax benefit was $(1.9) million for the nine months ended September 25, 2015, compared with $(6.0) million for the period June 30, 2014 through September 26, 2014, and was $(0.6) million for the period January 1, 2014 through June 29, 2014. The effective tax rate for the three months ended September 25, 2015 was 36.4%, compared with 37.9% for the period June 30, 2014 through September 26, 2014.
The Company’s tax (benefit) provision is impacted by a number of factors, including, among others, the amount of taxable income or losses at the U.S. federal statutory rate, the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates, the ability to utilize foreign net operating loss carry forwards and adjustments to valuation allowances. The effective tax rate for the three and nine months ended September 25, 2015 was impacted by pre-tax losses and non-deductible transaction costs in foreign jurisdictions for which no tax benefit was recognized, and the vesting of restricted stock units for which no tax benefit will be realized.
Net (loss) income. For the reasons described above, net loss was $(3.2) million for the three months ended September 25, 2015, compared with net loss of $(9.8) million for the period June 30, 2014 through September 26, 2014. Net loss was $(4.9) million for the nine months ended September 25, 2015, compared to net loss of $(9.8) million for the period June 30, 2014 through September 26, 2014 and $(5.0) million for the period January 1, 2014 through June 29, 2014.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $(0.5) million for the three months ended September 25, 2015, compared with $(1.7) million for the period June 30, 2014 through September 26, 2014. Net loss attributable to noncontrolling interests was $(0.8) million for the nine months ended September 25, 2015. Noncontrolling interests represent the Rollover Participants interest in JPHI. See Note 2 to the condensed consolidated financial statements for further discussion.
Adjusted EBITDA. Adjusted EBITDA was $18.6 million, or 10.9% of net sales, for the three months ended September 25, 2015, an increase of $5.5 million, or 42.0%, compared with $13.1 million, or 8.1% of net sales, for the combined three months ended September 26, 2014, reflecting increased Adjusted EBITDA in the components segment of $4.2 million, the acoustics segment of $2.7 million and the finishing segment of $1.5 million, offset by decreased Adjusted EBITDA in the seating segment of $(0.7) million, and corporate of $(2.3) million.
Adjusted EBITDA was $64.5 million, or 12.1% of net sales, for the nine months ended September 25, 2015, compared with $59.0 million, or 11.0% of net sales, for the combined nine months ended September 26, 2014, reflecting increased Adjusted EBITDA in the acoustics segment of $5.2 million, the components segment of $3.9 million, the finishing segment of $1.0 million, offset by decreased Adjusted EBITDA in the seating segment of $(1.1) million, and corporate of $(3.6) million.
Changes in foreign currency exchange rates compared with the U.S. dollar had a negative impact of $(0.5) million on consolidated Adjusted EBITDA during the three months ended September 25, 2015 compared with the third quarter of 2014, negatively impacting the finishing and acoustics segments’ Adjusted EBITDA by $(0.4) million and $(0.1) million, respectively. During the nine months ended September 25, 2015, changes in foreign currency exchange rates had a negative impact of $(2.3) million on consolidated Adjusted EBITDA compared with 2014, negatively impacting the finishing and acoustics segments’ Adjusted EBITDA by $(1.9) million and $(0.3) million, respectively.
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

Set forth below is a reconciliation of Adjusted EBITDA to net (loss) income (in thousands) (unaudited):

	Successor			Predecessor
	Three Months Ended September 25, 2015	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	June 28, 2014 Through June 29, 2014	January 1, 2014 Through June 29, 2014

Net (loss) income	$(3,176)	$(4,935)	(9,789)	$(17,928)	$(4,955)
Tax provision	(1,814)	(1,917)	(5,976)	(5,652)	(573)
Interest expense	7,996	23,420	7,809	82	7,301
Depreciation and amortization	11,691	33,578	10,377	—	12,852
(Gain) loss on disposals of fixed assets—net	(8)	14	—	—	338
EBITDA	14,689	50,160	2,421	(23,498)	14,963
Adjustments:
Restructuring(1)	923	3,637	103	—	2,554
Transaction-related expenses(2)	—	886	1,404	23,009	27,783
Integration and other restructuring costs(3)	1,467	3,347	7,587	—	3,040
Sponsor fees(4)	—	—	—	—	567
Gain from sale of joint ventures(5)	—	—	—	—	(3,508)
Share based compensation(6)	1,511	6,463	2,063	—	—
Total adjustments	3,901	14,333	11,157	23,009	30,436
Adjusted EBITDA	$18,590	$64,493	$13,578	$(489)	$45,399

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

(2)
Transaction-related expenses primarily consist of professional service fees related to the DRONCO acquisition, the Business Combination and other related transactions, as well as the Company’s acquisition and divestiture activities.

(3)
Integration and other restructuring costs primarily includes equipment move costs and incremental facility preparation and related costs incurred in connection with the start-up of new acoustics segment facilities in Warrensburg, Missouri and Richmond, Indiana. Such costs are not included in restructuring for US GAAP purposes. During the nine months ended September 25, 2015, integration and other restructuring costs also include $1.4 million of severance and expenses related to the transition of the Company’s Chief Financial Officer (CFO), partially offset by a $0.8 million gain resulting from termination of an unfavorable lease recorded in acquisition accounting for the Business Combination.

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

(6)
Represents non-cash share based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan. During the nine months ended September 25, 2015, share based compensation includes $0.9 million of expense due to accelerated vesting of RSU’s related to the transition of the Company’s CFO.

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

Segment Financial Data
The table, below presents Jason’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three and nine months ended September 25, 2015 and September 26, 2014. Jason uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures Jason Uses to Evaluate Its Performance” above for a reconciliation of Adjusted EBITDA to Net (Loss) Income which is the nearest GAAP measure.

	Successor	Successor	Predecessor	Combined
(in thousands, except percentages)	Three Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	June 28, 2014 Through June 29, 2014	Three Months Ended September 26, 2014	Increase/(Decrease)
					$	%
Seating
Net sales	$37,198	$32,385	$—	$32,385	$4,813	14.9%
Adjusted EBITDA	2,904	3,568	—	3,568	(664)	(18.6)
Adjusted EBITDA % of net sales	7.8%	11.0%		11.0%	(320) bps
Finishing
Net sales	$52,339	$45,181	$—	$45,181	$7,158	15.8%
Adjusted EBITDA	7,223	5,496	201	5,697	1,526	26.8
Adjusted EBITDA % of net sales	13.8%	12.2%		12.6%	120 bps
Acoustics
Net sales	$51,755	$54,033	$—	$54,033	$(2,278)	(4.2) %
Adjusted EBITDA	7,014	4,287	—	4,287	2,727	63.6
Adjusted EBITDA % of net sales	13.6%	7.9%		7.9%	570 bps
Components
Net sales	$29,882	$29,569	$—	$29,569	$313	1.1%
Adjusted EBITDA	5,211	1,716	(690)	1,026	4,185	407.9
Adjusted EBITDA % of net sales	17.4%	5.8%		3.5%	1,390 bps
Corporate
Adjusted EBITDA	$(3,762)	$(1,489)	$—	$(1,489)	$(2,273)	152.7%
Consolidated
Net sales	$171,174	$161,168	$—	$161,168	$10,006	6.2%
Adjusted EBITDA	18,590	13,578	(489)	13,089	5,501	42.0
Adjusted EBITDA % of net sales	10.9%	8.4%		8.1%	280 bps

	Successor	Successor	Predecessor	Combined
(in thousands, except percentages)	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	January 1, 2014 Through June 29, 2014	Nine Months Ended September 26, 2014	Increase/(Decrease)
					$	%
Seating
Net sales	$140,067	$32,385	$104,878	$137,263	$2,804	2.0%
Adjusted EBITDA	20,175	3,568	17,668	21,236	(1,061)	(5.0)
Adjusted EBITDA % of net sales	14.4%	11.0%	16.8%	15.5%	(110) bps
Finishing
Net sales	$141,835	$45,181	$96,692	$141,873	$(38)	—
Adjusted EBITDA	20,261	5,496	13,732	19,228	1,033	5.4
Adjusted EBITDA % of net sales	14.3%	12.2%	14.2%	13.6%	70 bps
Acoustics
Net sales	$158,728	$54,033	$109,930	$163,963	$(5,235)	(3.2) %
Adjusted EBITDA	19,206	4,287	9,676	13,963	5,243	37.5
Adjusted EBITDA % of net sales	12.1%	7.9%	8.8%	8.5%	360 bps
Components
Net sales	$93,958	$29,569	$65,651	$95,220	$(1,262)	(1.3) %
Adjusted EBITDA	15,913	1,716	10,324	12,040	3,873	32.2
Adjusted EBITDA % of net sales	16.9%	5.8%	15.7%	12.6%	430 bps
Corporate
Adjusted EBITDA	$(11,062)	$(1,489)	$(6,001)	$(7,490)	(3,572)	47.7%
Consolidated
Net sales	$534,588	$161,168	$377,151	$538,319	$(3,731)	(0.7) %
Adjusted EBITDA	64,493	13,578	45,399	58,977	5,516	9.4
Adjusted EBITDA % of net sales	12.1%	8.4%	12.0%	11.0%	110 bps
Seating Segment

	Successor	Successor	Predecessor	Combined
(in thousands, except percentages)	Three Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	June 28, 2014 Through June 29, 2014	Three Months Ended September 26, 2014	Increase/(Decrease)
					$	%
Net sales	$37,198	$32,385	$—	$32,385	$4,813	14.9%
Adjusted EBITDA	2,904	3,568	—	3,568	(664)	(18.6)
Adjusted EBITDA % of net sales	7.8%	11.0%		11.0%	(320) bps
Net sales in the seating segment for the three months ended September 25, 2015 were $37.2 million, an increase of $4.8 million or 14.9%, compared with $32.4 million for the combined three months ended September 26, 2014. On a constant currency basis (net negative currency impact of $(0.3) million for the three months ended September 25, 2015), revenues increased by $5.1 million for the three months ended September 25, 2015. The increase in net sales for the three months ended September 25, 2015 was primarily due to increases in volume in the heavyweight motorcycle, power sports products, construction and agriculture industries, and turf care product markets.
Adjusted EBITDA for the three months ended September 25, 2015 decreased $(0.7) million to $2.9 million (7.8% of net sales) from $3.6 million (11.0% of net sales) for the combined three months ended September 26, 2014. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The decrease in Adjusted EBITDA was primarily due to operational inefficiencies associated with production transition and volume ramp up including higher material costs, freight, and labor, partially offset by an increase in net sales.

	Successor	Successor	Predecessor	Combined
(in thousands, except percentages)	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	January 1, 2014 Through June 29, 2014	Nine Months Ended September 26, 2014	Increase/(Decrease)
					$	%
Net sales	$140,067	$32,385	$104,878	$137,263	$2,804	2.0%
Adjusted EBITDA	20,175	3,568	17,668	21,236	(1,061)	(5.0)
Adjusted EBITDA % of net sales	14.4%	11.0%	16.8%	15.5%	(110) bps
Net sales in the seating segment for the nine months ended September 25, 2015 were $140.1 million, an increase of $2.8 million or 2.0%, compared with $137.3 million for the combined nine months ended September 26, 2014. On a constant currency basis (net negative currency impact of $(1.0) million for the nine months ended September 25, 2015), revenues increased by $3.8 million for the nine months ended September 25, 2015. The increase in net sales for the nine months ended September 25, 2015 was primarily due to increases in volume in the heavyweight motorcycle, power sports products, and construction and agriculture industries, partially offset by lower net sales to customers in the turf care industry.
Adjusted EBITDA for the nine months ended September 25, 2015 decreased $(1.1) million to $20.2 million (14.4% of net sales) compared with $21.2 million (15.5% of net sales) for the combined nine months ended September 26, 2014. For the nine months ended September 25, 2015, Adjusted EBITDA decreased primarily due to operational inefficiencies associated with production transition and volume ramp up including higher material costs, freight, and labor, partially offset by an increase in net sales and lower selling and administrative expenses.
Finishing Segment

	Successor	Successor	Predecessor	Combined
(in thousands, except percentages)	Three Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	June 28, 2014 Through June 29, 2014	Three Months Ended September 26, 2014	Increase/(Decrease)
					$	%
Net sales	$52,339	$45,181	$—	$45,181	$7,158	15.8%
Adjusted EBITDA	7,223	5,496	201	5,697	1,526	26.8
Adjusted EBITDA % of net sales	13.8%	12.2%		12.6%	120 bps
Net sales in the finishing segment for the three months ended September 25, 2015 were $52.3 million, an increase of $7.2 million, or 15.8%, compared with $45.2 million for the combined three months ended September 26, 2014. On a constant currency basis (net negative currency impact of $(4.6) million for the three months ended September 25, 2015), revenues increased by $11.8 million for the three months ended September 25, 2015. The increase in net sales resulted primarily from the acquisition of DRONCO, which had net sales of $11.3 million during the three months ended September 25, 2015, and due to increases in product pricing and increased volumes of existing finishing products.
Adjusted EBITDA increased $1.5 million, or 26.8%, for the three months ended September 25, 2015 to $7.2 million (13.8% of net sales) compared with $5.7 million (12.6% of net sales) for the combined three months ended September 26, 2014. On a constant currency basis (net negative currency impact of $(0.4) million for the three months ended September 25, 2015), Adjusted EBITDA for the three months ended September 25, 2015 was higher by $1.9 million than the prior year period. The increase in Adjusted EBITDA as a percentage of net sales for the three months ended September 25, 2015 primarily resulted from lower selling and administrative expenses and increases in product pricing, partially offset by lower Adjusted EBITDA margins related to DRONCO.

	Successor	Successor	Predecessor	Combined
(in thousands, except percentages)	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	January 1, 2014 Through June 29, 2014	Nine Months Ended September 26, 2014	Increase/(Decrease)
					$	%
Net sales	$141,835	$45,181	$96,692	$141,873	$(38)	—
Adjusted EBITDA	20,261	5,496	13,732	19,228	1,033	5.4
Adjusted EBITDA % of net sales	14.3%	12.2%	14.2%	13.6%	70 bps
Net sales in the finishing segment for the nine months ended September 25, 2015 were $141.8 million, compared with $141.9 million for the combined nine months ended September 26, 2014. On a constant currency basis (net negative currency impact of $(15.2) million for the nine months ended September 25, 2015), revenues increased by $15.2 million for the nine months ended September 25, 2015. The increase in net sales excluding the impact of foreign currency primarily resulted from the acquisition of DRONCO, which had net sales of $14.8 million during the nine months ended September 25, 2015.

Adjusted EBITDA increased $1.0 million, or 5.4%, for the nine months ended September 25, 2015 to $20.3 million (14.3% of net sales) from $19.2 million (13.6% of net sales) for the combined nine months ended September 26, 2014. On a constant currency basis (net negative currency impact of $(1.9) million for the nine months ended September 25, 2015), Adjusted EBITDA increased by $2.9 million for the nine months ended September 25, 2015. The increase in Adjusted EBITDA as a percentage of net sales for the nine months ended September 25, 2015 primarily resulted from lower selling and administrative expenses and increases in product pricing, partially offset by lower Adjusted EBITDA margins related to DRONCO.
Acoustics Segment

	Successor	Successor	Predecessor	Combined
(in thousands, except percentages)	Three Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	June 28, 2014 Through June 29, 2014	Three Months Ended September 26, 2014	Increase/(Decrease)
					$	%
Net sales	$51,755	$54,033	$—	$54,033	$(2,278)	(4.2	) %
Adjusted EBITDA	7,014	4,287	—	4,287	2,727	63.6
Adjusted EBITDA % of net sales	13.6%	7.9%		7.9%	570 bps
Net sales in the acoustics segment for the three months ended September 25, 2015 were $51.8 million, a decrease of $(2.3) million, or (4.2)%, compared to $54.0 million for the combined three months ended September 26, 2014. On a constant currency basis (net negative currency impact of $(1.3) million for the three months ended September 25, 2015), revenues decreased by $(1.0) million for the three months ended September 25, 2015. The decrease in net sales in the three months ended September 25, 2015 was due to lower volumes resulting from unfavorable changes in the mix of North American vehicle types produced and short-term automotive assembly plant shutdowns during the third quarter of 2015 compared with the prior year period.
Adjusted EBITDA was $7.0 million (13.6% of net sales) in the three months ended September 25, 2015 compared with $4.3 million (7.9% of net sales) in the combined three months ended September 26, 2014. On a constant currency basis (net negative currency impact of $(0.1) million for the three months ended September 25, 2015), Adjusted EBITDA increased $2.8 million for the three months ended September 25, 2015. The increases in Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the quarter were primarily due to lower material costs and improved operational efficiencies resulting in lower labor costs and lower raw material usage as compared to the prior year period.

	Successor	Successor	Predecessor	Combined
(in thousands, except percentages)	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	January 1, 2014 Through June 29, 2014	Nine Months Ended September 26, 2014	Increase/(Decrease)
					$	%
Net sales	$158,728	$54,033	$109,930	$163,963	$(5,235)	(3.2	) %
Adjusted EBITDA	19,206	4,287	9,676	13,963	5,243	37.5
Adjusted EBITDA % of net sales	12.1%	7.9%	8.8%	8.5%	360 bps
Net sales in the acoustics segment for the nine months ended September 25, 2015 were $158.7 million, a decrease of $(5.2) million, or (3.2)%, compared to $164.0 million for the combined nine months ended September 26, 2014. On a constant currency basis (net negative currency impact of $(4.3) million for the nine months ended September 25, 2015), revenues decreased by $(0.9) million for the nine months ended September 25, 2015. During the nine months ended September 25, 2015 net sales were unfavorably impacted by changes in the mix of North American vehicles produced compared with the prior year period and short-term automotive assembly plant shut downs during 2015.
Adjusted EBITDA was $19.2 million (12.1% of net sales) in the nine months ended September 25, 2015 compared with $14.0 million (8.5% of net sales) in the combined nine months ended September 26, 2014. On a constant currency basis (net negative currency impact of $(0.3) million for the nine months ended September 25, 2015), Adjusted EBITDA increased $5.5 million for the nine months ended September 25, 2015. The increases in Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the period were primarily due to lower material costs and improved operational efficiencies resulting in lower labor costs and lower raw material usage, partially offset by higher selling and administrative expenses.

Components Segment

	Successor	Successor	Predecessor	Combined
(in thousands, except percentages)	Three Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	June 28, 2014 Through June 29, 2014	Three Months Ended September 26, 2014	Increase/(Decrease)
					$	%
Net sales	$29,882	$29,569	$—	$29,569	$313	1.1%
Adjusted EBITDA	5,211	1,716	(690)	1,026	4,185	407.9
Adjusted EBITDA % of net sales	17.4%	5.8%		3.5%	1,390 bps
Net sales in the components segment for the three months ended September 25, 2015 were $29.9 million, compared with $29.6 million for the combined three months ended September 26, 2014. The increase of $0.3 million during the three months ended September 25, 2015 as compared with the third quarter of 2014 was primarily due to increases in sales volumes of rail car metal components partially offset by lower volumes of general industrial metal products and smart utility meters components, and lower pricing of metal products.
Adjusted EBITDA increased to $5.2 million (17.4% of net sales) for the three months ended September 25, 2015 compared with $1.0 million (3.5% of net sales) in the third quarter of 2014. The increase in Adjusted EBITDA of $4.2 million was primarily due to improved operating efficiencies resulting in lower material usage, favorable mix of higher margin products, and lower raw material pricing compared with the prior year period.

	Successor	Successor	Predecessor	Combined
(in thousands, except percentages)	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	January 1, 2014 Through June 29, 2014	Nine Months Ended September 26, 2014	Increase/(Decrease)
					$	%
Net sales	$93,958	$29,569	$65,651	$95,220	$(1,262)	(1.3	) %
Adjusted EBITDA	15,913	1,716	10,324	12,040	3,873	32.2
Adjusted EBITDA % of net sales	16.9%	5.8%	15.7%	12.6%	430 bps
Net sales in the components segment for the nine months ended September 25, 2015 were $94.0 million, compared with $95.2 million for the combined nine months ended September 26, 2014. The decrease of $(1.3) million during the nine months ended September 25, 2015 was due to decreases in volumes and pricing of smart utility meters and general industrial metal products, partially offset by increases in sales volumes of rail car metal components.
Adjusted EBITDA increased to $15.9 million (16.9% of net sales) for the nine months ended September 25, 2015 compared with $12.0 million (12.6% of net sales) in 2014. The increase in Adjusted EBITDA of $3.9 million was primarily due to improved operating efficiencies resulting in lower material usage, favorable mix of higher margin products, and lower raw material pricing compared with the prior year period, partially offset by a decrease in smart utility meter sales volumes and pricing.
Corporate

	Successor	Successor	Predecessor	Combined
(in thousands, except percentages)	Three Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	June 28, 2014 Through June 29, 2014	Three Months Ended September 26, 2014	Increase/(Decrease)
					$	%
Adjusted EBITDA	$(3,762)	$(1,489)	$—	$(1,489)	$(2,273)	152.7%
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
The increase of $2.3 million in expense in the three months ended September 25, 2015 primarily resulted from increased non-stock incentive compensation expense as compared to the prior year period, and increased third-party professional fees associated with investments in strategic growth initiatives.

	Successor	Successor	Predecessor	Combined
(in thousands, except percentages)	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	January 1, 2014 Through June 29, 2014	Nine Months Ended September 26, 2014	Increase/(Decrease)
					$	%
Adjusted EBITDA	$(11,062)	$(1,489)	$(6,001)	$(7,490)	$(3,572)	47.7%
The increase of $3.6 million in expense in the nine months ended September 25, 2015 primarily resulted from increased non-stock incentive compensation expense as compared to the prior year period, and increased third-party professional fees associated with investments in strategic growth initiatives. Increased costs associated with the transition to Jason becoming a public company on June 30, 2014 also impacted the first half of 2015, including additional personnel costs, board of director compensation and expenses, third party professional fees and public filing related expenses.
Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of September 25, 2015, the Company had $44.4 million of available cash, $36.2 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $11.0 million available under revolving loan facilities that the Company maintains outside the U.S. As of September 25, 2015, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $3.8 million. Included in the Company’s consolidated cash balance of $44.4 million at September 25, 2015, is cash of $23.8 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures, debt service requirements, and investments in future growth to create value for our shareholders.
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
As of September 25, 2015, the Company’s total outstanding indebtedness of $444.9 million was comprised of aggregate term loans outstanding under its Senior Secured Credit Facilities (defined below) of $411.4 million (net of a $6.3 million debt discount), various foreign bank term loans and revolving loan facilities of $31.8 million and capital lease obligations of $1.7 million. No amounts were outstanding under the revolving credit facility portion of the Senior Secured Credit Facilities as of September 25, 2015. As of December 31, 2014, the Company’s total outstanding indebtedness of $420.7 million was comprised of term loans outstanding under its U.S. credit agreement of $412.2 million (net of a $7.0 million debt discount), various foreign bank term loans and revolving loan facilities of $6.5 million and capital lease obligations of $2.0 million. No borrowings were outstanding under the U.S. revolving loan facility at December 31, 2014.
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $31.8 million as of September 25, 2015, including borrowings of $29.7 million incurred by the Company’s subsidiaries in Germany, and borrowings totaled $6.5 million as of December 31, 2014, including borrowings of $5.2 million incurred by the Company’s subsidiaries in Germany.
In connection with the acquisition of DRONCO, the Company assumed $11.0 million of debt comprised of term loan borrowings totaling $8.5 million and revolving line of credit borrowings totaling $2.5 million. Borrowings bear interest at fixed and variable rates ranging from 2.3% to 4.6% and are subject to repayment in varying amounts through 2030. During the third quarter of 2015, the Company entered into a new $13.5 million term loan in Germany. Borrowings bear interest at a fixed rate of 2.25% and are subject to repayment in equal quarterly payments of approximately $0.4 million beginning September 30, 2017 through June 30, 2025.

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
The New First Lien Credit Agreement provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $307.7 million is outstanding as of September 25, 2015, and (ii) a revolving loan of up to $40.0 million (including revolving loans, a $10.0 million swingline loan sublimit and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the new first lien senior secured loan facilities (the “First Lien Credit Facilities”). The New Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million under the new second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”). Substantially concurrently with the consummation of the Business Combination, the full amount of the First Lien Term Loans and Second Lien Term Loans were drawn, and no revolving loans were drawn.
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
Covenants. The Senior Secured Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, will limit or restrict the ability of Jason Incorporated and its Restricted Subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions (other than pursuant to the transactions contemplated by the Business Combination purchase agreement); sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business, in each case, subject to certain limited exceptions.
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, initially specified at 5.50 to 1.00, with periodic decreases beginning on July 1, 2016 to 5.25 to 1.00 and decreasing to 4.50 to 1.00 on December 31, 2017 and thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable. As of September 25, 2015 the consolidated first lien net leverage ratio was 4.78 to 1.00 on a pro forma trailing twelve-month basis, which excludes acquisition synergies as allowed under the New Credit Agreements. The aggregate outstanding amount of all Revolving Loans, swingline loans and certain letters of credit was less than 25 percent of revolving credit commitments.
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
Series A Preferred Stock
Holders of the 45,000 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s board of directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock. On January 1, 2015 the Company paid a dividend of $20.00 per share to holders of record on November 15, 2014, totaling $0.9 million. On April 1, 2015 the Company paid a dividend of $20.00 per share to holders of record on February 15, 2015, totaling $0.9 million. On July 1, 2015, the Company paid a dividend on the Series A Preferred Stock of $20.00 per share to holders of record on May 15, 2015, totaling $0.9 million. On October 1, 2015, the Company paid a dividend on the Series A Preferred Stock of $20.00 per share to holders of record on August 15, 2015, totaling $0.9 million.

Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”) as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable as a percentage of net sales. NOWC as a percentage of rolling twelve month net sales was 16.9% as of September 25, 2015 and 14.1% as of December 31, 2014. Excluding NOWC of $8.4 million associated with DRONCO, which was acquired on May 29, 2015, NOWC as a percentage of rolling twelve month sales, excluding sales attributable to DRONCO, was 16.0%. Set forth below is a table summarizing NOWC as of September 25, 2015 and December 31, 2014.

	Successor
(in thousands)	September 25, 2015	December 31, 2014
Accounts receivable—net	$92,354	$80,080
Inventories	83,876	80,546
Accounts payable	(58,246)	(57,704)
NOWC	$117,984	$102,922
In overall dollar terms, the Company’s NOWC is generally lower at the end of the calendar year due to reduced sales activity around the holiday season. NOWC generally peaks at the end of the first quarter as the Company experiences high seasonal demand from certain customers, particularly those serving the motor sports, lawn and garden equipment and small engine markets to fill the supply chain for the spring season. There are, however, variations in the seasonal demands from year to year depending on weather, customer inventory levels, and model year changes. The Company historically generates approximately 52-55% of its annual net sales in the first half of the year.
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
Historically, Jason’s capital expenditures have ranged between 2% and 3% of annual sales with year-to-year fluctuations caused by the nature and timing of specific capital projects. Capital expenditures during the nine months ended September 25, 2015 were $23.9 million, or 4.5% of net sales. The increase in capital expenditures as a percentage of net sales from historical levels primarily related to a new acoustics segment manufacturing facility in Richmond, Indiana. Capital expenditures for 2015 are expected to be $33 million due to a new acoustics segment manufacturing facility for underbody production, but could vary from that depending on business performance, growth opportunities, and the amount of assets we lease instead of purchase. The Company finances its annual capital requirements with funds generated from operations.
Warrant Repurchase
In February 2015, our Board of Directors authorized the purchase of up to $5 million of our outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the nine months ended September 25, 2015.

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 25, 2015 (Successor), the Period June 30, 2014 Through September 26, 2014 (Successor), the Period January 1, 2014 Through June 29, 2014 (Predecessor)

	Successor		Predecessor
	Nine Months Ended September 25, 2015	June 30, 2014 Through September 26, 2014	January 1, 2014 Through June 29, 2014
(in thousands)
Cash flows provided by (used in) operating activities	32,304	(6,874)	4,241
Cash flows (used in) provided by investing activities	(58,657)	(496,212)	138
Cash flows provided by financing activities	10,210	404,457	6,896
Effect of exchange rate changes on cash and cash equivalents	(1,698)	(1,020)	(122)
Net (decrease) increase in cash and cash equivalents	(17,841)	(99,649)	11,153
Cash and cash equivalents at beginning of period	62,279	177,077	16,318
Cash and cash equivalents at end of period	$44,438	$77,428	$27,471
Depreciation and amortization	33,578	10,377	12,852
Capital expenditures	23,864	6,598	10,998
Cash Flows Provided by (Used in) Operating Activities
For the nine months ended September 25, 2015, cash flows provided by operating activities were $32.3 million. The cash flows provided by operating activities were primarily the result of the net loss of ($4.9) million adjusted for non-cash items of $22.6 million related to depreciation, $11.0 million related to amortization of intangible assets, $2.3 million related to amortization of deferred financing costs and debt discounts, $6.5 million of non-cash stock compensation partially offset by changes in deferred taxes of $6.3 million. Changes in working capital increased operating cash flow by $1.9 million during the nine months ended September 25, 2015.
In the period June 30, 2014 through September 26, 2014, cash flows used in operating activities were $(6.9) million. The cash flows used in operating activities were primarily the result of net loss of $(9.8) million, payments of $9.8 million of accrued transaction costs and professional fees incurred by Quinpario Acquisition Corp. related to the Business Combination and other potential acquisitions that were not consummated and were paid upon consummation of the Business Combination, and partially offset by net increase in cash due to changes in working capital of $4.1 million.
In the period January 1, 2014 through June 29, 2014, cash flows provided by operating activities were $4.2 million. The cash flows provided by operating activities were significantly impacted by a net loss of $(5.0) million and increases of $16.8 million of accrued transaction costs and professional fees incurred by Jason related to the Business Combination and paid upon consummation of the Business Combination, partially offset by a decrease in cash due to changes in working capital of $19.4.
Cash Flows Provided by (Used in) Investing Activities
Cash flows used in investing activities were $(58.7) million for the nine months ended September 25, 2015. The cash flows used in investing activities were primarily the result of the acquisition of DRONCO in 2015 for $34.4 million, net of cash acquired, and increased capital expenditures on the acquisition of property, plant, and equipment.
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
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities were $10.2 million for the nine months ended September 25, 2015. The cash flows provided by financing activities were primarily the result of proceeds from debt, net payments on long-term debt and preferred stock dividends.
In the period June 30, 2014 through September 26, 2014, cash flows provided by financing activities were $404.5 million. The cash flows provided by financing activities were primarily the result of net proceeds from the First Lien Term Loans and Second Lient Term Loans on our Senior Secured Credit Facility of $412.5 million, net proceeds from issuance of preferred stock of $42.5 million, partially offset by common stock redemptions of $26.1 million, debt issuance costs of $13.0 million, payments for warrants tendered of $6.6 million, and payments of deferred underwriters fees of $5.2 million related to the Company’s initial public offering.
In the period January 1, 2014 through June 29, 2014, cash flows provided by financing activities were $6.9 million. The cash flows provided by financing activities were primarily the result of net proceeds from U.S. revolving loans of $11.0 million, partially offset by net payments of other long-term debt of $2.5 million and U.S. term loan payments of $1.2 million.
Depreciation and Amortization
Depreciation and amortization totaled $33.6 million for the nine months ended September 25, 2015, compared with $10.4 million for the period June 30, 2014 through September 26, 2014 and $12.9 million for the period January 1, 2014 through June 29, 2014, respectively. Depreciation and amortization for the nine months ended September 25, 2015 is significantly higher than incurred by the Company in the prior period as a result of recognizing property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination.
Capital Expenditures
Capital expenditures totaled $23.9 million for the nine months ended September 25, 2015, compared with $6.6 million for the period June 30, 2014 through September 26, 2014 and $11.0 million for the period January 1, 2014 through June 29, 2014, respectively. Capital expenditures increased during 2015 due to a new acoustics manufacturing facility in Richmond, Indiana.
Contractual Obligations
There are no material changes to the disclosures regarding contractual obligations made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, except for $11.0 million of debt assumed through the acquisition of DRONCO on May 29, 2015 and $13.5 million of new debt entered into during the third quarter of 2015. See Note 8 to these condensed consolidated financial statements for additional details on the terms of these debt arrangements.
Off-Balance Sheet Arrangements
There are no material changes to the disclosures regarding off-balance sheet arrangements made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K filed with the SEC on March 11, 2015 for the year ended December 31, 2014 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported above, management believes that as of September 25, 2015 and during the period from January 1, 2015 through September 25, 2015, there has been no material change to this information.
New Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively.
In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Association with Line of Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 indicates that previously issued guidance did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as assets and amortizing the deferred costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2015-15 will have on the Company’s financial position or results of operations.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for

“market value” will be eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2015-11 will have on the Company's financial position or results of operations.
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
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $115 million, or 21.5%, of our sales originated in a currency other than the U.S. dollar during the first nine months of 2015. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the nine months ended September 25, 2015, sales denominated in Euros approximated $82 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $8.2 million, respectively, and our net (loss) income would increase or decrease by approximately $0.1 million, respectively. The net assets and liabilities of our non-U.S. subsidiaries, which totaled approximately $58 million as of September 25, 2015, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive income at September 25, 2015 resulted in a decrease to shareholders’ equity of $18.0 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled over an extended period, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of September 25, 2015, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of September 25, 2015, long-term debt denominated in currencies other than the USD totaled approximately $31.8 million.
Interest Rate Risk: The Company utilizes a combination of short-term and long-term debt to finance our operations and is exposed to interest rate risk on our outstanding floating rate debt instruments that bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Borrowings under U.S. credit facilities bear interest at rates tied to either the “prime rate” of Deutsche Bank AG New York Branch, the federal funds effective rate, the Eurocurrency rate, or a Eurocurrency rate determined by reference to LIBOR, subject to an established floor. Applicable interest rates have been substantially lower than the designated floor in our Senior Secured Credit Facilities; therefore, interest rates have not been subject to change. Assuming that the rates remain below the floor, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt, excluding debt outstanding under the U.S. credit agreement, would result in a minor change in interest expense on an annual basis. As of September 25, 2015, the Company did not have any interest rate swap or cap arrangements in place.
Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering (“VAVE”) initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of September 25, 2015, the Company did not have any commodity hedging instruments in place.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 25, 2015:

2015 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 27 to July 31	71,684	$6.80	—	N/A
August 1 to August 28	—	—	—	N/A
August 29 to September 25	—	—	—	N/A
Total	71,684	$6.80	—
(a) Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company reduce the number of shares otherwise deliverable or (b) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the nine months ended September 25, 2015, the Company withheld 108,155 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit awards.
(b) The Company is not currently participating in a share repurchase program. In February 2015, the Board of Directors authorized the purchase of up to $5 million of outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the nine months ended September 25, 2015.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index following the signature page herein.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASON INDUSTRIES, INC.

Dated: October 30, 2015	/s/ David C. Westgate
David C. Westgate Chief Executive Officer (Principal Executive Officer)

Dated: October 30, 2015	/s/ Sarah C. Sutton
Sarah C. Sutton Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
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