Form 10-Q
period 2016-04-01
Jason Industries, Inc.
filed 2016-05-10
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

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

As of May 6, 2016, there were 22,328,869 shares of common stock of the Company issued and outstanding.

JASON INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	April 1, 2016	March 27, 2015
Net sales	$190,974	$175,836
Cost of goods sold	153,083	136,889
Gross profit	37,891	38,947
Selling and administrative expenses	32,301	31,493
Loss on disposals of property, plant and equipment - net	703	26
Restructuring	2,717	1,704
Transaction-related expenses	—	176
Operating income	2,170	5,548
Interest expense	(8,024)	(7,506)
Equity income	169	282
Other income - net	118	35
Loss before income taxes	(5,567)	(1,641)
Tax benefit	(2,551)	(747)
Net loss	$(3,016)	$(894)
Less net loss attributable to noncontrolling interests	(510)	(151)
Net loss attributable to Jason Industries	$(2,506)	$(743)
Accretion of preferred stock dividends	900	900
Net loss available to common shareholders of Jason Industries	$(3,406)	$(1,643)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.15)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	22,388	21,991
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands) (Unaudited)

	Three Months Ended
	April 1, 2016	March 27, 2015
Net loss	$(3,016)	$(894)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,276	(9,894)
Net change in unrealized losses on cash flow hedges, net of tax expense of ($1,284) for 2016 and $0 for 2015	(2,099)	—
Total other comprehensive income (loss)	1,177	(9,894)
Comprehensive loss	(1,839)	(10,788)
Less: Comprehensive loss attributable to noncontrolling interests	(311)	(1,823)
Comprehensive loss attributable to Jason Industries	$(1,528)	$(8,965)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	April 1, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$37,382	$35,944
Accounts receivable - net of allowances for doubtful accounts of $2,673 at April 1, 2016 and $2,524 at December 31, 2015	98,052	79,088
Inventories - net	79,220	80,432
Other current assets	27,926	30,903
Total current assets	242,580	226,367
Property, plant and equipment - net of accumulated depreciation of $51,632 at April 1, 2016 and $44,254 at December 31, 2015	193,399	196,150
Goodwill	107,442	106,170
Other intangible assets - net	156,049	157,915
Other assets - net	10,072	10,490
Total assets	$709,542	$697,092

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$6,202	$6,186
Accounts payable	66,914	56,838
Accrued compensation and employee benefits	25,683	18,750
Accrued interest	150	75
Other current liabilities	27,520	28,733
Total current liabilities	126,469	110,582
Long-term debt	427,367	426,150
Deferred income taxes	54,817	57,247
Other long-term liabilities	18,093	18,119
Total liabilities	626,746	612,098

Commitments and contingencies (Note 13)

Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 45,000 shares issued and outstanding at April 1, 2016 and December 31, 2015)	45,000	45,000
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized; issued and outstanding: 22,326,982 shares at April 1, 2016 and 22,295,003 shares at December 31, 2015)	2	2
Additional paid-in capital	143,174	143,533
Retained deficit	(98,503)	(95,997)
Accumulated other comprehensive loss	(20,478)	(21,456)
Shareholders’ equity attributable to Jason Industries	69,195	71,082
Noncontrolling interests	13,601	13,912
Total equity	82,796	84,994
Total liabilities and equity	$709,542	$697,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended
	April 1, 2016	March 27, 2015
Cash flows from operating activities
Net loss	$(3,016)	$(894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,218	6,843
Amortization of intangible assets	3,079	3,568
Amortization of deferred financing costs and debt discount	752	753
Equity income	(169)	(282)
Deferred income taxes	(1,880)	(2,713)
Loss on disposals of property, plant and equipment - net	703	26
Non-cash stock compensation	576	2,063
Net increase (decrease) in cash due to changes in:
Accounts receivable	(18,238)	(24,186)
Inventories	2,164	(1,153)
Other current assets	2,202	(1,157)
Accounts payable	10,755	8,818
Accrued compensation and employee benefits	6,729	2,829
Accrued interest	75	6,460
Accrued income taxes	(1,057)	1,083
Other - net	376	1,154
Total adjustments	13,285	4,106
Net cash provided by operating activities	10,269	3,212
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment and other assets	91	18
Payments for property, plant and equipment	(6,449)	(7,235)
Acquisitions of business, net of cash acquired	—	(350)
Acquisitions of patents	(31)	(69)
Net cash used in investing activities	(6,389)	(7,636)
Cash flows from financing activities
Payments of First Lien term loan	(775)	—
Proceeds from other long-term debt	2,874	228
Payments of other long-term debt	(2,630)	(612)
Payments of preferred stock dividends	(1,800)	(900)
Other financing activities - net	(35)	—
Net cash used in financing activities	(2,366)	(1,284)
Effect of exchange rate changes on cash and cash equivalents	(76)	(1,643)
Net increase (decrease) in cash and cash equivalents	1,438	(7,351)
Cash and cash equivalents, beginning of period	35,944	62,279
Cash and cash equivalents, end of period	$37,382	$54,928
Supplemental disclosure of cash flow information
Non-cash investing activities:
Accrued purchases of property, plant and equipment	$709	$1,590
Non-cash financing activities:
Accretion of preferred stock dividends	$—	$900
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$45,000	$2	$143,533	$(95,997)	$(21,456)	$71,082	$13,912	$84,994
Dividends declared	—	—	(900)	—	—	(900)	—	(900)
Stock compensation expense	—	—	576	—	—	576	—	576
Tax withholding related to vesting of restricted stock units	—	—	(35)	—	—	(35)	—	(35)
Net loss	—	—	—	(2,506)	—	(2,506)	(510)	(3,016)
Foreign currency translation adjustments	—	—	—	—	2,723	2,723	553	3,276
Net changes in unrealized losses on cash flow hedges	—	—	—	—	(1,745)	(1,745)	(354)	(2,099)
Balance at April 1, 2016	$45,000	$2	$143,174	$(98,503)	$(20,478)	$69,195	$13,601	$82,796

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$45,000	$2	$140,312	$(21,539)	$(12,065)	$151,710	$30,965	$182,675
Dividends declared	—	—	(900)	—	—	(900)	—	(900)
Stock compensation expense	—	—	2,063	—	—	2,063	—	2,063
Net loss	—	—	—	(743)	—	(743)	(151)	(894)
Foreign currency translation adjustments	—	—	—	—	(8,222)	(8,222)	(1,672)	(9,894)
Balance at March 27, 2015	$45,000	$2	$141,475	$(22,282)	$(20,287)	$143,908	$29,142	$173,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

1.	Description of Business and Basis of Presentation
Description of Business
Jason Industries, Inc. (“Jason Industries”), including its subsidiaries (collectively, the “Company”), is a global industrial manufacturing company with four reportable segments: seating, finishing, acoustics, and components. The segments have operations within the United States and 14 foreign countries. Through these segments, the Company is a global or domestic leader in a number of product categories. The Company is a leading producer of seating for the motorcycle and off-road vehicle sectors, and a leading supplier of static seats to the commercial and residential lawn/turf sector. The Company is also a producer of non-woven acoustical fiber insulation for the automotive sector and a manufacturer of industrial consumables (brushes, buffing wheels and buffing compounds) and abrasives. The Company also manufactures precision components, expanded and perforated metal, and slip-resistant walking surfaces.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. For additional information, including the Company’s significant accounting policies, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length, ending on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2016, the Company’s fiscal quarters are comprised of the three months ending April 1, July 1, September 30 and December 31. In 2015, the Company’s fiscal quarters were comprised of the three months ended March 27, June 26, September 25 and December 31.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.

Recently issued accounting standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This standard requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The standard does not affect the recognition and measurement of debt issuance costs; therefore, the amortization of such costs will continue to be reported as interest expense. For public entities, ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The new guidance is to be applied on a retrospective basis to all prior periods. The Company adopted ASU 2015-03 effective April 1, 2016. Accordingly, $9.1 million of debt issuance costs, previously included within other long-term assets, have been reclassified as a reduction of long-term debt on the December 31, 2015 consolidated balance sheet.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Association with Line of Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 indicates that previously issued guidance did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as assets and amortizing the deferred costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The guidance is effective for annual reporting periods beginning after December 15, 2015. The Company adopted ASU 2015-15 effective April 1, 2016. There was

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

no impact to previously reported condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated balance sheets, or condensed consolidated statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This standard simplifies several aspects of the accounting for share-based payment award transactions, including recognition of income tax consequences of stock compensation, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permissible in any interim or annual period. The Company early adopted ASU 2016-09 effective April 1, 2016. As a result of the adoption, there was an immaterial impact to the condensed consolidated statement of cash flows for the period ended April 1, 2016 and no impact to the condensed consolidated statement of cash flows for the period ended March 27, 2015. There was no impact to reported condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, or condensed consolidated balance sheets for the periods ended April 1, 2016 and March 27, 2015.
The adoption will result in reclassification of cash paid for shares withheld for taxes from operating to financing activities on the consolidated statement of cash flows for comparative periods in future quarters. The impact of the reclassification will be an increase in operating activities and decrease in financing activities of $0.2 million, $0.7 million, and $1.1 million for the six month period ended June 26, 2015, the nine month period ended September 25, 2015, and the twelve month period ended December 31, 2015, respectively.

2.	Acquisitions
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
The acquisition was accounted for using the acquisition method. The operating results and cash flows of DRONCO are included in the Company’s condensed consolidated financial statements from May 29, 2015, the date the Company entered into the purchase agreement. No adjustments were made to the purchase price allocation during the three months ended April 1, 2016. During the three months ended April 1, 2016, $9.5 million of net sales from DRONCO were included in the Company’s condensed consolidated statements of operations. Pro forma historical results of operations related to the acquisition of DRONCO have not been presented as they are not material to the Company’s condensed consolidated statements of operations.
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
The acquisition of Herold Partco Manufacturing, Inc. was not material to the Company’s condensed consolidated financial statements.

3.	Restructuring Costs
During the first quarter of 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program (the “2016 program”). The 2016 program, as used herein, refers to costs related to various restructuring activities across business segments. This includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities will be ongoing during 2016 and are expected to be completed in 2017.
In 2015, the Company incurred certain restructuring costs related to changes to its worldwide manufacturing footprint. These actions resulted in charges relating to employee severance and other related charges, such as exit costs for the consolidation

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

and closure of plant facilities, employee relocation and lease termination costs. These costs related to decisions that preceded the 2016 program and are therefore not considered to be part of such plan.
During the three months ended April 1, 2016, the Company incurred $2.7 million of restructuring costs under the 2016 program. By segment, such costs totaled $1.3 million within the Finishing segment, $0.7 million within the Acoustics segment, $0.6 million within the Components segment, and $0.1 million in the Corporate segment. During the three months ended March 27, 2015, the Company incurred $1.7 million of restructuring charges. By segment, such costs totaled $0.3 million within the Finishing segment and $1.4 million within the Acoustics segment. These restructuring costs are presented separately on the condensed consolidated statements of operations.
The following table presents the restructuring liabilities, including both the 2016 program and previous activities:

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2015	$594	$1,038	$—	$1,632
Current period restructuring charges	2,613	104	—	2,717
Cash payments	(1,195)	(344)	—	(1,539)
Balance - April 1, 2016	$2,012	$798	$—	$2,810

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2014	$88	$1,056	$97	$1,241
Current period restructuring charges	141	905	658	1,704
Cash payments	(7)	(150)	(755)	(912)
Balance - March 27, 2015	$222	$1,811	$—	$2,033
The accruals for severance presented above are expected to be paid during the next twelve months and are recorded within other current liabilities on the condensed consolidated balance sheets. During the three months ended April 1, 2016, the accrual for lease termination costs of $0.8 million relates to restructuring costs within the acoustics segment due to the 2015 closure of the Norwalk facility and restructuring costs associated with a 2016 lease termination in the finishing segment. At April 1, 2016 and December 31, 2015, accruals for lease termination costs of $0.2 million and $0.3 million, respectively, are recorded within other long-term liabilities and $0.6 million and $0.7 million, respectively, are recorded within other current liabilities on the condensed consolidated balance sheets.

4.	Inventories
Inventories consisted of the following:

	April 1, 2016	December 31, 2015
Raw material	$39,006	$40,310
Work-in-process	6,259	4,809
Finished goods	33,955	35,313
Total Inventories	$79,220	$80,432

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

5.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill by reporting segment was as follows:

	Finishing	Acoustics	Components	Total
Balance as of December 31, 2015	$43,229	$29,758	$33,183	$106,170
Foreign currency impact	1,112	160	—	1,272
Balance as of April 1, 2016	$44,341	$29,918	$33,183	$107,442

The Company’s other amortizable intangible assets consisted of the following:

	April 1, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$1,833	$(147)	$1,686	$1,800	$(62)	$1,738
Customer relationships	111,512	(10,785)	100,727	110,722	(8,745)	101,977
Trademarks and other intangibles	59,479	(5,843)	53,636	58,962	(4,762)	54,200
Total amortized other intangible assets	$172,824	$(16,775)	$156,049	$171,484	$(13,569)	$157,915

6.	Debt and Hedging Instruments
The Company’s debt consisted of the following:

	April 1, 2016	December 31, 2015
First Lien Term Loans	$305,350	$306,125
Second Lien Term Loans	110,000	110,000
Debt discount on Term Loans	(5,761)	(6,010)
Deferred financing costs on Term Loans	(8,691)	(9,087)
Foreign debt	31,061	29,731
Capital lease obligations	1,610	1,577
Total debt	433,569	432,336
Less: Current portion	(6,202)	(6,186)
Total long-term debt	$427,367	$426,150

Senior Secured Credit Facilities
As of April 1, 2016, the Company’s U.S. credit facility (the “Senior Secured Credit Facilities”) included (i) term loans in an aggregate principal amount of $305.4 million (“First Lien Term Loans”) maturing in 2021, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing in 2022, and (iii) a revolving loan of up to $40.0 million (“Revolving Credit Facility”) maturing in 2019.
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
Under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations exceeds 25 percent of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated, an indirect majority-owned subsidiary of the Company, and its restricted subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, initially specified at 5.50 to 1.00, with periodic decreases beginning on July 1, 2016 to 5.25 to 1.00, and decreasing to 4.50 to 1.00 on December 31, 2017 and remaining at that level thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable.
At April 1, 2016, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 5.5% and 9.0%, respectively. At April 1, 2016, the Company had a total of $35.6 million of availability for additional borrowings under the Revolving Credit Facility since the Company had no outstanding borrowings and letters of credit outstanding of $4.4 million, which reduce availability under the facility.
Foreign debt
At April 1, 2016 and December 31, 2015, the Company had $31.1 million and $29.7 million, respectively, in foreign debt obligations, including various overdraft facilities and term loans. The largest foreign debt balances are held by the Company’s subsidiaries in Germany (approximately $29.1 million and $27.6 million as of April 1, 2016 and December 31, 2015, respectively), Mexico (approximately $1.3 million and $1.5 million as of April 1, 2016 and December 31, 2015, respectively), and Brazil (approximately $0.4 million and $0.4 million as of April 1, 2016 and December 31, 2015, respectively). These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.1 million to $13.7 million and $0.1 million to $13.1 million as of April 1, 2016 and December 31, 2015, respectively.
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
Interest Rate Hedge Contracts
To manage exposure to fluctuations in interest rates, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210 million at April 1, 2016 and December 31, 2015. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps have a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. The fair values of the Swaps totaled $3.7 million at April 1, 2016 and $0.3 million at December 31, 2015, respectively. These amounts were recorded in other current liabilities at April 1, 2016 and other long-term liabilities at December 31, 2015 in the consolidated balance sheets. In 2015 there was no interest expense recognized. The Company will begin recognizing interest expense related to the interest rate hedge contracts in 2017.

7.	Share Based Compensation
In 2014, the Compensation Committee of the Company’s Board of Directors approved an initial grant under the 2014 Omnibus Incentive Plan (the “2014 Plan”) to certain executive officers, senior management employees, and members of the Board of Directors. The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including restricted stock units (“RSUs”) and performance share units, which are restricted stock units with vesting conditions contingent upon achieving certain performance goals. Share based compensation expense is reported in selling and administrative expenses in the Company’s condensed consolidated statements of operations.
There were 3,473,435 shares of common stock reserved and authorized for issuance under the 2014 Plan. At April 1, 2016, 614,041 shares of common stock remain authorized and available for future grant under the 2014 Plan.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The Company recognized the following share-based compensation expense:

	Three Months Ended
	April 1, 2016	March 27, 2015
Compensation Expense:
Restricted Stock Units	$254	$785
Adjusted EBITDA Vesting Awards	20	708
Stock Price Vesting Awards	29	570
ROIC Vesting Awards	45	—
	348	2,063
Impact of accelerated vesting	228	—
Total share-based compensation expense	$576	$2,063

Total income tax benefit recognized	$214	$774

As of April 1, 2016, total unrecognized compensation cost related to share-based compensation awards was approximately $2.4 million, which the Company expects to recognize over a weighted average period of approximately 1.8 years.
The following table sets forth the restricted and performance share unit activity:

	Restricted Stock Units		Adjusted EBITDA Vesting Awards		Stock Price Vesting Awards		ROIC Vesting Awards
	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2015	401	$8.70	871	$9.81	878	$3.27	—	$—
Granted	74	3.46	—	—	—	—	381	3.46
Vested	(41)	10.49	—	—	—	—	—	—
Forfeited	(64)	9.83	(122)	10.49	(30)	3.54	(29)	3.46
Nonvested at April 1, 2016	370	$7.27	749	$9.47	848	$3.26	352	$3.46
Restricted Stock Units
As of April 1, 2016, there was $1.1 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 1.4 years. In connection with the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the three months ended April 1, 2016, 8,545 shares were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ equity.
Performance Share Units
Adjusted EBITDA Vesting Awards
Compensation expense for cumulative Adjusted EBITDA based performance share unit awards is currently being recognized based on an estimated payout of 62.5% of target or 301,382 shares. As of April 1, 2016, there was $0.5 million of unrecognized compensation expense related to cumulative Adjusted EBITDA based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 1.3 years. There were no Adjusted EBITDA vesting awards granted during 2016.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Stock Price Vesting Awards
As of April 1, 2016, there was $0.1 million of unrecognized compensation expense related to stock price based performance share unit awards, which is expected to be recognized over a weighted average period of 0.7 years. There were no stock price vesting awards granted during 2016.
ROIC Vesting Awards
In the first quarter of 2016, the Company granted performance share unit awards based on achievement of an average return on invested capital (“ROIC”) performance target during a three year measurement period. Performance share unit awards based on ROIC performance metrics are payable at the end of their respective performance period in common stock. The number of share units awarded can range from zero to 150% depending on achievement of a targeted performance metric, and are payable in common stock within a thirty day period following the end of the performance period. The Company expenses the cost of the performance-based share unit awards based on the fair value of the awards at the date of grant and the estimated achievement of the performance metric, ratably over the performance period of three years.
Compensation expense for ROIC based performance share unit awards is currently being recognized based on an estimated payout of 100.0% of target or 235,000 shares. As of April 1, 2016, there was $0.8 million of unrecognized compensation expense related to ROIC based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 2.9 years.

8.	Earnings per Share
Basic income (loss) per share is calculated by dividing net income (loss) attributable to Jason Industries’ common shareholders by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including warrants, restricted stock units, performance share units, convertible preferred stock, and certain “Rollover Shares” of JPHI Holdings Inc. (“JPHI”), a majority owned subsidiary of the Company, convertible into shares of Jason Industries. Such Rollover Shares were invested by former owners and management of JPHI prior to the Company’s acquisition of JPHI.
The reconciliation of the numerator and denominator of the basic and diluted income (loss) per share calculation and the anti-dilutive shares is as follows:

	Three Months Ended
	April 1, 2016	March 27, 2015
Net loss per share attributable to Jason Industries common shareholders
Basic and diluted income (loss) per share	$(0.15)	$(0.07)

Numerator:
Net loss available to common shareholders of Jason Industries	$(3,406)	$(1,643)
Denominator:
Basic and diluted weighted-average shares outstanding	22,388	21,991

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock	13,994	13,994
Conversion of Series A 8% Perpetual Convertible Preferred	3,653	3,653
Conversion of JPHI rollover shares convertible to Jason Industries common stock	3,486	3,486
Restricted stock units	302	762
Performance share units	1,185	2,026
Total	22,620	23,921
Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period. Performance share units are considered anti-dilutive if the performance targets upon which the issuance of the shares are contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Due to losses available to the Company’s

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

common shareholders for each of the periods presented, potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with Accounting Standards Codification Topic 260.

9.	Income Taxes
At the end of each three month period, the Company estimates a base effective tax rate expected for the full year based on the most recent forecast of its pre-tax income (loss), permanent book and tax differences, and global tax planning strategies. The Company uses this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their related tax effects. The Company records the tax effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their tax effects in the period in which they occur.
The effective income tax rate was 45.8% and 45.5% for the three months ended April 1, 2016 and March 27, 2015, respectively. The effective income tax rate for both 2016 and 2015 reflects the benefits of tax losses at the higher U.S. Federal statutory rate and taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. Federal statutory rate, and discrete items. Net discrete tax expense was immaterial for the three months ended April 1, 2016 and March 27, 2015.
The amount of gross unrecognized tax benefits was $3.1 million and $2.9 million at April 1, 2016 and December 31, 2015, respectively. Of the $3.1 million of unrecognized tax benefits, $1.7 million would reduce the Company’s effective tax rate if recognized.
During the next twelve months, the Company believes it is reasonably possible that the amount of unrecognized tax benefits could decrease by $1.2 million. The Company recognizes interest and penalties related to tax matters in tax expense. The Company has an immaterial amount of accrued interest and penalties that were recognized as a component of the income tax provision at April 1, 2016 and December 31, 2015.

10.	Equity
The changes in the components of accumulated other comprehensive loss, net of taxes, for the three months ended April 1, 2016 and March 27, 2015 are as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains (losses) on cash flow hedges	Total
Balance at December 31, 2015	$(1,051)	$(20,237)	$(168)	$(21,456)
Other comprehensive income (loss) before reclassifications	—	2,723	(1,745)	978
Balance at April 1, 2016	$(1,051)	$(17,514)	$(1,913)	$(20,478)

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains (losses) on cash flow hedges	Total
Balance at December 31, 2014	$(1,434)	$(10,631)	$—	$(12,065)
Other comprehensive (loss) before reclassifications	—	(8,222)	—	(8,222)
Balance at March 27, 2015	$(1,434)	$(18,853)	$—	$(20,287)
Series A Preferred Stock Dividends
On January 1, 2016, the Company paid a dividend on the Series A Preferred Stock of $20.00 per share to holders of record on November 15, 2015, totaling $0.9 million. On April 1, 2016, the Company paid a dividend on the Series A Preferred Stock of $20.00 per share to holders of record on February 15, 2016, totaling $0.9 million.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

11.	Business Segments, Geographic and Customer Information
The Company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company has four reportable segments: seating, finishing, acoustics and components.
Net sales information relating to the Company’s reportable segments is as follows:

	Three Months Ended
	April 1, 2016	March 27, 2015
Net sales
Seating	$51,950	$50,960
Finishing	50,276	42,850
Acoustics	61,911	50,921
Components	26,837	31,105
	$190,974	$175,836
The Company uses “Adjusted EBITDA” as the primary measure of profit or loss for the purposes of assessing the operating performance of its segments. The Company defines EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of non-cash or non-operational losses or gains, including long-lived asset impairment charges, integration and other operational restructuring charges, transactional legal fees, other professional fees and special employee bonuses, purchase accounting adjustments, sponsor fees and expenses, and non-cash share based compensation expense.
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
As the Company uses Adjusted EBITDA as its primary measure of segment performance, generally accepted accounting principles in the United States of America (“GAAP”) on segment reporting require the Company to include this measure in its discussion of segment operating results. The Company must also reconcile Adjusted EBITDA to operating results presented on a GAAP basis.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated income before taxes:

	Three Months Ended
	April 1, 2016	March 27, 2015
Segment Adjusted EBITDA
Seating	$6,629	$7,960
Finishing	5,229	6,311
Acoustics	6,615	4,854
Components	4,613	5,173
Total segment Adjusted EBITDA	$23,086	$24,298
Interest expense	(422)	(410)
Depreciation and amortization of intangible assets	(10,205)	(10,354)
Loss on disposal of property, plant and equipment - net	(703)	(26)
Restructuring	(2,717)	(1,704)
Integration and other restructuring costs	(1,589)	(462)
Total segment income before income taxes	7,450	11,342
Corporate general and administrative expenses	(4,747)	(3,591)
Corporate interest expense	(7,602)	(7,096)
Corporate depreciation	(92)	(57)
Corporate transaction-related expenses	—	(176)
Corporate share based compensation	(576)	(2,063)
Consolidated loss before income taxes	$(5,567)	$(1,641)

Assets held by reportable segments are as follows:

	April 1, 2016	December 31, 2015
Assets
Seating	$122,776	$119,019
Finishing	254,820	248,210
Acoustics	208,500	206,117
Components	125,929	124,480
Total segments	712,025	697,826
Corporate and eliminations	(2,483)	(734)
Consolidated	$709,542	$697,092

12.	Fair Value Measurements
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
The carrying amounts within the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $397.5 million as of April 1, 2016. As of December 31, 2015, the fair value of total debt was approximately $403.3 million. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.
The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual term of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.

13.	Commitments and Contingencies
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
At April 1, 2016 and December 31, 2015, the Company held reserves of $1.0 million for environmental matters at one location. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations or cash flows.

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

•
other risks and uncertainties indicated in this report, as well as those disclosed in the Company’s other filings with the Securities and Exchange Commission, including those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Introductory Note
The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015, and related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2015 Annual Report on Form 10-K.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular the presentation of EBITDA and Adjusted EBITDA, which are not presented in accordance with GAAP. These non-GAAP financial measures are being presented because they provide readers of this MD&A with additional insight into the Company’s operational performance relative to comparable prior periods presented and relative to its peer group. EBITDA and Adjusted EBITDA are key measures used by the Company to evaluate its performance. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this MD&A should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of EBITDA and Adjusted EBITDA to net income, the most comparable GAAP measure, are provided in this MD&A.

Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2016, the Company’s fiscal quarters are comprised of the three months ended April 1, July 1, September 30, and December 31. In 2015, the Company’s fiscal quarters were comprised of the three months ending March 27, June 26, September 25, and December 31. Throughout this MD&A, we refer to the period from January 1, 2016 through April 1, 2016 as the “first quarter of 2016” or the “first quarter ended April 1, 2016”. Similarly, we refer to the period from January 1, 2015 through March 27, 2015 as the “first quarter of 2015” or the “first quarter ended March 27, 2015”.
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
On May 29, 2015, the Company acquired all of the outstanding shares of DRONCO. DRONCO is a leading European manufacturer of bonded abrasives. These abrasives are being manufactured and distributed by the finishing segment. The Company paid cash consideration of $34.4 million, net of cash acquired, and, pursuant to the transaction, assumed certain liabilities. The DRONCO acquisition expanded the finishing segment’s product portfolio and advances its entry to adjacent abrasives markets.
During the three months ended April 1, 2016 and March 27, 2015, approximately 28% and 25%, respectively, of the Company’s sales were derived from customers outside the United States. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations (in thousands) (unaudited):

	Three Months Ended
	April 1, 2016	March 27, 2015
Net sales	$190,974	$175,836
Cost of goods sold	153,083	136,889
Gross profit	37,891	38,947
Selling and administrative expenses	32,301	31,493
Loss on disposals of property, plant and equipment - net	703	26
Restructuring	2,717	1,704
Transaction-related expenses	—	176
Operating income	2,170	5,548
Interest expense	(8,024)	(7,506)
Equity income	169	282
Other income - net	118	35
Loss before income taxes	(5,567)	(1,641)
Tax benefit	(2,551)	(747)
Net loss	$(3,016)	$(894)
Less net loss attributable to noncontrolling interests	(510)	(151)
Net loss attributable to Jason Industries	$(2,506)	$(743)
Accretion of preferred stock dividends	900	900
Net loss available to common shareholders of Jason Industries	$(3,406)	$(1,643)
Other financial data: (1)

	Three Months Ended		Increase/(Decrease)
(in thousands, except percentages)	April 1, 2016	March 27, 2015	$	%
Consolidated
Net sales	$190,974	$175,836	$15,138	8.6%
Adjusted EBITDA	18,339	21,003	(2,664)	(12.7)
Adjusted EBITDA % of net sales	9.6%	11.9%	(230) bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for a reconciliation of Adjusted EBITDA to net loss.

The Three Months Ended April 1, 2016 Compared with the Three Months Ended March 27, 2015
Net sales. Net sales were $191.0 million for the three months ended April 1, 2016, an increase of $15.1 million, or 8.6%, compared with $175.8 million for the three months ended March 27, 2015, reflecting increased net sales in the acoustics segment of $11.0 million, the finishing segment of $7.4 million, and the seating segment of $1.0 million, partially offset by a decrease in the components segment of $4.3 million. See further discussion of segment results below.
On May 29, 2015, the Company acquired DRONCO. DRONCO’s results of operations are included within the finishing segment and the Company’s consolidated results of operations since the date of acquisition. Net sales from DRONCO were $9.5 million during the three months ended April 1, 2016. See Note 2 to the condensed consolidated financial statements for further discussion of the DRONCO acquisition.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $1.6 million on consolidated net sales during the three months ended April 1, 2016 compared with 2015, negatively impacting the finishing, acoustics, and seating segments’ net sales by $1.3 million, $0.2 million, and $0.1 million, respectively. This was due principally to strengthening of the U.S. dollar against the Euro; average exchange rates during the three months ended April 1, 2016 were 2.1% lower compared to the first quarter of 2015.

Cost of goods sold. Cost of goods sold was $153.1 million for the three months ended April 1, 2016, compared with $136.9 million for the three months ended March 27, 2015. The increase in cost of goods sold is due to increased net sales in the acoustics, finishing, and seating segments and increased labor costs on lower productivity in the acoustics segment, partially offset by favorable raw material costs in the acoustics and components segments and a $1.2 million favorable impact related to foreign currency exchange rates.
Gross profit. For the reasons described above, gross profit was $37.9 million for the three months ended April 1, 2016, compared with $38.9 million for the three months ended March 27, 2015.
Selling and administrative expenses. Selling and administrative expenses were $32.3 million for the three months ended April 1, 2016, compared with $31.5 million for the three months ended March 27, 2015. The increase of $0.8 million is primarily due to selling and administrative expenses related to the DRONCO acquisition and increased corporate expenses, partially offset by reduced selling and administrative expenses resulting from the Company’s global cost reduction and restructuring program announced on March 1, 2016. In addition, share-based compensation expense for the three months ended April 1, 2016 decreased $1.5 million compared with the three months ended March 27, 2015 following the resignation of our Chief Executive Officer in the fourth quarter of 2015. See further discussion of corporate expenses and segment results below.
Loss on disposals of fixed assets—net. Loss on disposals of fixed assets for the three months ended April 1, 2016 was $0.7 million, compared with an immaterial loss in the prior year period. Changes in the level of fixed asset disposals are dependent upon a number of factors, including changes in the level of asset sales, operational restructuring activities, and capital expenditure levels. The loss on disposals of fixed assets for the three months ended April 1, 2016 relates to a loss of $0.6 million on a seating segment facility held for sale.
Restructuring. Restructuring costs were $2.7 million for the three months ended April 1, 2016 compared with $1.7 million for the three months ended March 27, 2015. During 2016, such costs related to severance actions in all segments resulting from the global cost reduction and restructuring program announced on March 1, 2016, and costs related to the closure of the components segment’s facility in Buffalo Grove, Illinois. During 2015, such costs related to the final closure of the acoustics segment’s Norwalk, Ohio facility, closure of the finishing segment’s Brooklyn Heights, Ohio office, closure of the components segment’s facility in China, and wind down of the finishing segment’s machine business in Sweden.
Transaction-related expenses. Transaction-related expenses of $0.2 million in 2015 related primarily to professional service fees associated with the acquisition of DRONCO in 2015.
Interest expense. Interest expense was $8.0 million for the three months ended April 1, 2016, compared with $7.5 million for the three months ended March 27, 2015. The increase in interest expense of $0.5 million primarily relates to the increased number of days in the first fiscal quarter compared with the first fiscal quarter of 2015 and due to increased indebtedness following the DRONCO acquisition in 2015. See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
Equity income. Equity income was $0.2 million for the three months ended April 1, 2016, compared with $0.3 million for the three months ended March 27, 2015.
Other income (expense)—net. Other income was immaterial for the three months ended April 1, 2016 and the three months ended March 27, 2015.
Loss before income taxes. For the reasons described above, loss before income taxes was $5.6 million for the three months ended April 1, 2016, compared with $1.6 million for the three months ended March 27, 2015.
Tax benefit. The tax benefit was $2.6 million for the three months ended April 1, 2016, compared with $0.7 million for the three months ended March 27, 2015. The effective tax rate for the three months ended April 1, 2016 was 45.8%, compared with 45.5% for the three months ended March 27, 2015.
The Company’s tax benefit is impacted by a number of factors, including, among others, the amount of taxable income or losses at the U.S. federal statutory rate, the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates, the ability to utilize foreign net operating loss carry forwards and adjustments to valuation allowances. The effective tax rate for the three months ended April 1, 2016 was impacted by pre-tax losses in foreign jurisdictions for which no tax benefit was recognized, and the vesting of restricted stock units for which no tax benefit will be realized.
Net loss. For the reasons described above, net loss was $3.0 million for the three months ended April 1, 2016, compared with net loss of $0.9 million for the three months ended March 27, 2015.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $0.5 million for the three months ended April 1, 2016, compared with $0.2 million for the three months ended March 27, 2015.

Adjusted EBITDA. Adjusted EBITDA was $18.3 million, or 9.6% of net sales, for the three months ended April 1, 2016, a decrease of $2.7 million, or 12.7%, compared with $21.0 million, or 11.9% of net sales, for the three months ended March 27, 2015, reflecting decreased Adjusted EBITDA in the seating segment of $1.3 million, the finishing segment of $1.1 million, the components segment of $0.6 million, and corporate of $1.5 million partially offset by increased Adjusted EBITDA in the acoustics segment of $1.8 million..
Changes in foreign currency exchange rates compared with the U.S. dollar had a negative impact of $0.1 million on consolidated Adjusted EBITDA during the three months ended April 1, 2016 compared with the three months ended March 27, 2015, negatively impacting the finishing segment’s Adjusted EBITDA by $0.1 million.
Key Measures the Company Uses to Evaluate Its Performance
EBITDA and Adjusted EBITDA. The Company defines EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including goodwill and long-lived asset impairment charges, gains or losses on disposal of property, plant and equipment, integration and other operational restructuring charges, transactional legal fees, other professional fees and special employee bonuses, purchase accounting adjustments, and non-cash share based compensation expense.
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
The Senior Secured Credit Facilities (defined in Note 6 and below) definition of EBITDA excludes income of partially owned affiliates, unless such earnings have been received in cash.
Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands) (unaudited):

	Three Months Ended
	April 1, 2016	March 27, 2015
Net loss	$(3,016)	$(894)
Tax benefit	(2,551)	(747)
Interest expense	8,024	7,506
Depreciation and amortization	10,297	10,411
EBITDA	12,754	16,276
Adjustments:
Restructuring(1)	2,717	1,704
Transaction-related expenses(2)	—	176
Integration and other restructuring costs(3)	1,589	758
Share based compensation(4)	576	2,063
Loss on disposals of fixed assets - net(5)	703	26
Total adjustments	5,585	4,727
Adjusted EBITDA	$18,339	$21,003

(1)
Restructuring includes costs associated with exit or disposal activities as defined by GAAP related to facility consolidation, including one-time employee termination benefits, costs to close facilities and relocate employees, and costs to terminate contracts other than capital leases. See Note 3, “Restructuring Costs” of the accompanying condensed consolidated financial statements for further information.

(2)	Transaction-related expenses primarily consist of professional service fees related to the DRONCO acquisition and the Company’s acquisition and divestiture activities.

(3)
Integration and other restructuring costs primarily includes equipment move costs and incremental facility preparation and related costs incurred in connection with the start-up of new acoustics segment facilities in Warrensburg, Missouri and Richmond, Indiana. Such costs are not included in restructuring for GAAP purposes.

(4)	Represents non-cash share based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan.

(5)	Loss (gain) on disposals of fixed assets for the three months ended April 1, 2016 includes a loss of $0.6 million on a seating segment facility held for sale.

Adjusted EBITDA percentage of net sales. Adjusted EBITDA as a percentage of net sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments. Each of the Company’s segments has a target Adjusted EBITDA percentage level that it is expected to achieve over the next three years which is based on peer group studies and its goals of becoming best in class in profitability and increasing shareholder value.
Segment Financial Data
The table, below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three months ended April 1, 2016 and March 27, 2015. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for a reconciliation of Adjusted EBITDA to Net Loss which is the nearest GAAP measure.

(in thousands, except percentages)	Three Months Ended		Increase/ (Decrease)
	April 1, 2016	March 27, 2015	$	%
Seating
Net sales	$51,950	$50,960	$990	1.9%
Adjusted EBITDA	6,629	7,960	(1,331)	(16.7)
Adjusted EBITDA % of net sales	12.8%	15.6%	(280) bps
Finishing
Net sales	$50,276	$42,850	$7,426	17.3%
Adjusted EBITDA	5,229	6,311	(1,082)	(17.1)
Adjusted EBITDA % of net sales	10.4%	14.7%	(430) bps
Acoustics
Net sales	$61,911	$50,921	$10,990	21.6%
Adjusted EBITDA	6,615	4,854	1,761	36.3
Adjusted EBITDA % of net sales	10.7%	9.5%	120 bps
Components
Net sales	$26,837	$31,105	$(4,268)	(13.7) %
Adjusted EBITDA	4,613	5,173	(560)	(10.8)
Adjusted EBITDA % of net sales	17.2%	16.6%	60 bps
Corporate
Adjusted EBITDA	$(4,747)	$(3,295)	$(1,452)	44.1%
Consolidated
Net sales	$190,974	$175,836	$15,138	8.6%
Adjusted EBITDA	18,339	21,003	(2,664)	(12.7)
Adjusted EBITDA % of net sales	9.6%	11.9%	(230) bps

Seating Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	April 1, 2016	March 27, 2015	$	%
Net sales	$51,950	$50,960	$990	1.9%
Adjusted EBITDA	6,629	7,960	(1,331)	(16.7)
Adjusted EBITDA % of net sales	12.8%	15.6%	(280) bps
Net sales in the seating segment for the three months ended April 1, 2016 were $52.0 million, an increase of $1.0 million or 1.9%, compared with $51.0 million for the three months ended March 27, 2015. On a constant currency basis (net negative currency impact of $0.1 million for the three months ended April 1, 2016), revenues increased by $1.1 million for the three months ended April 1, 2016. The increase in net sales for the three months ended April 1, 2016 was primarily due to increases in volume in the power sports, construction and agriculture, and turf care product markets, partially offset by lower pricing and decreases in heavyweight motorcycle parts and accessories volumes.
Adjusted EBITDA for the three months ended April 1, 2016 decreased $1.3 million to $6.6 million (12.8% of net sales) from $8.0 million (15.6% of net sales) for the three months ended March 27, 2015. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The decrease in Adjusted EBITDA was primarily due to lower pricing and operational inefficiencies resulting in higher material usage and lower labor productivity, partially offset by an increase in net sales and lower selling and administrative expenses.
Finishing Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	April 1, 2016	March 27, 2015	$	%
Net sales	$50,276	$42,850	$7,426	17.3%
Adjusted EBITDA	5,229	6,311	(1,082)	(17.1)
Adjusted EBITDA % of net sales	10.4%	14.7%	(430) bps
Net sales in the finishing segment for the three months ended April 1, 2016 were $50.3 million, an increase of $7.4 million, or 17.3%, compared with $42.9 million for the three months ended March 27, 2015. On a constant currency basis (net negative currency impact of $1.3 million for the three months ended April 1, 2016), revenues increased by $8.7 million for the three months ended April 1, 2016. The increase in net sales resulted from the acquisition of DRONCO, which had net sales of $9.5 million during the three months ended April 1, 2016, partially offset by lower volumes of industrial brush products globally.
Adjusted EBITDA decreased $1.1 million, or 17.1%, for the three months ended April 1, 2016 to $5.2 million (10.4% of net sales) compared with $6.3 million (14.7% of net sales) for the three months ended March 27, 2015. On a constant currency basis (net negative currency impact of $0.1 million for the three months ended April 1, 2016), Adjusted EBITDA decreased by $1.0 million for the three months ended April 1, 2016. The decrease in Adjusted EBITDA as a percentage of net sales for the three months ended April 1, 2016 primarily resulted from unfavorable product mix compared with 2015 and lower Adjusted EBITDA margins related to DRONCO.
Acoustics Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	April 1, 2016	March 27, 2015	$	%
Net sales	$61,911	$50,921	$10,990	21.6%
Adjusted EBITDA	6,615	4,854	1,761	36.3
Adjusted EBITDA % of net sales	10.7%	9.5%	120 bps
Net sales in the acoustics segment for the three months ended April 1, 2016 were $61.9 million, an increase of $11.0 million, or 21.6%, compared with $50.9 million for the three months ended March 27, 2015. On a constant currency basis (net negative currency impact of $0.2 million for the three months ended April 1, 2016), revenues increased by $11.2 million for the three months ended April 1, 2016. The increase in net sales in the three months ended April 1, 2016 was due to higher volumes resulting from new platform awards with higher content per vehicle in North America, partially offset by lower pricing on existing platforms.
Adjusted EBITDA was $6.6 million (10.7% of net sales) in the three months ended April 1, 2016 compared with $4.9 million (9.5% of net sales) in the three months ended March 27, 2015. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The increases in Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the quarter were primarily due to higher volumes with increased pricing on new platforms, lower material costs and reduced selling and administrative costs, partially offset by increased labor costs on lower productivity.
Components Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	April 1, 2016	March 27, 2015	$	%
Net sales	$26,837	$31,105	$(4,268)	(13.7	) %
Adjusted EBITDA	4,613	5,173	(560)	(10.8)
Adjusted EBITDA % of net sales	17.2%	16.6%	60 bps

Net sales in the components segment for the three months ended April 1, 2016 were $26.8 million, compared with $31.1 million for the three months ended March 27, 2015. The decrease of $4.3 million during the three months ended April 1, 2016 as compared with the first quarter of 2015 was primarily due to lower volumes of general industrial, perforated, and expanded metal products and smart utility meter components, and lower pricing of metal products. This decrease was partially offset by increased sales volumes of rail car metal components.
Adjusted EBITDA decreased to $4.6 million (17.2% of net sales) for the three months ended April 1, 2016 compared with $5.2 million (16.6% of net sales) in the first quarter of 2015. The decrease in Adjusted EBITDA of $0.6 million was primarily due to lower volumes, and Adjusted EBITDA as a percentage of net sales increased primarily due to lower raw material pricing and lower selling and administrative expenses compared with the prior year period.
Corporate

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	April 1, 2016	March 27, 2015	$	%
Adjusted EBITDA	$(4,747)	$(3,295)	$(1,452)	44.1%
Corporate expense is principally comprised of the costs of corporate functions, including the compensation and benefits of the Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, as well as personnel responsible for treasury, finance, insurance, in-house legal, information technology, corporate development, human resources, tax planning and the administration of employee benefits. Corporate expense also includes third party legal, audit, tax and other professional fees and expenses, board of director compensation and expenses, and the operating costs of the corporate office.
The increase of $1.5 million in expense in the three months ended April 1, 2016 compared with the prior year primarily resulted from increased third-party professional fees associated with investments in manufacturing and supply chain improvement initiatives and training, increased compensation expense, and executive relocation expenses.

Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of April 1, 2016, the Company had $37.4 million of available cash, $35.6 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $10.7 million available under revolving loan facilities that the Company maintains outside the U.S. As of April 1, 2016, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $4.4 million. Included in the Company’s consolidated cash balance of $37.4 million at April 1, 2016, is cash of $19.5 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures, debt service requirements, and investments in future growth to create value for our shareholders.
Indebtedness
As of April 1, 2016, the Company’s total outstanding indebtedness of $433.6 million was comprised of aggregate term loans outstanding under its Senior Secured Credit Facilities of 400.9 million (net of a $5.8 million debt discount and deferred financing costs of $8.7 million), various foreign bank term loans and revolving loan facilities of $31.1 million and capital lease obligations of $1.6 million. No amounts were outstanding under the revolving credit facility portion of the Senior Secured Credit Facilities as of April 1, 2016. As of December 31, 2015 the Company’s total outstanding indebtedness of $432.3 million was comprised of term loans outstanding under its U.S. credit agreement of $401.0 million (net of a $6.0 million debt discount and deferred financing costs of $9.1 million), various foreign bank term loans and revolving loan facilities of $29.7 million and capital lease obligations of $1.6 million. No borrowings were outstanding under the U.S. revolving loan facility at December 31, 2015.
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $31.1 million as of April 1, 2016, including borrowings of $29.1 million incurred by the Company’s subsidiaries in Germany, and borrowings totaled $29.7 million as of December 31, 2015, including borrowings of $27.6 million incurred by the Company’s subsidiaries in Germany.

In connection with the acquisition of DRONCO, the Company assumed $11.0 million of debt comprised of term loan borrowings totaling $8.5 million and revolving line of credit borrowings totaling $2.5 million. Borrowings bear interest at fixed and variable rates ranging from 2.3% to 4.6% and are subject to repayment in varying amounts through 2030. During the third quarter of 2015, the Company entered into a new $13.5 million term loan in Germany. Borrowings bear interest at a fixed rate of 2.25% and are subject to repayment in equal quarterly payments of approximately $0.4 million beginning September 30, 2017 through June 30, 2025. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and maximum leverage ratio, among others. The Company was in compliance with these covenants as of April 1, 2016.
Senior Secured Credit Facilities
General. On June 30, 2014, Jason Incorporated, as the borrower, entered into (i) the First Lien Credit Agreement, dated as of June 30, 2014, with Jason Partners Holdings Inc., Jason Holdings, Inc. I, a wholly-owned subsidiary of Jason Partners Holdings Inc. (“Intermediate Holdings”), Deutsche Bank AG New York Branch, as administrative agent (the “First Lien Administrative Agent”), the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “New First Lien Credit Agreement”) and (ii) the Second Lien Credit Agreement, dated as of June 30, 2014, with Jason Partners Holdings Inc., Intermediate Holdings, Deutsche Bank AG New York Branch, as administrative agent (the “Second Lien Administrative Agent”), the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “New Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “New Credit Agreements”).
The New First Lien Credit Agreement provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $305.4 million is outstanding as of April 1, 2016, and (ii) a revolving loan of up to $40.0 million (including revolving loans, a $10.0 million swingline loan sublimit and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the new first lien senior secured loan facilities (the “First Lien Credit Facilities”). The New Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million under the new second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”). On June 30, 2014, the full amount of the First Lien Term Loans and Second Lien Term Loans were drawn, and no revolving loans were drawn.
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
Security Interests. In connection with the Senior Secured Credit Facilities, Jason Partners Holdings Inc., Intermediate Holdings, Jason Incorporated and certain of Jason Incorporated’s subsidiaries (the “Subsidiary Guarantors”), entered into a (i) First Lien Security Agreement (the “First Lien Security Agreement”), dated as of June 30, 2014, in favor of the First Lien Administrative Agent and (ii) a Second Lien Security Agreement (the “Second Lien Security Agreement”, together with the First Lien Security Agreement, the “Security Agreements”), dated as of June 30, 2014, in favor of the Second Lien Administrative Agent. Pursuant to the Security Agreements, amounts borrowed under the Senior Secured Credit Facilities and any swap agreements and cash management arrangements provided by any lender party to the Senior Secured Credit Facilities or any of its affiliates are secured (i) with respect to the First Lien Credit Facilities, on a first priority basis and (ii) with respect to the Second Lien Term Facility, on a second priority basis, by a perfected security interest in substantially all of Jason Incorporated’s, Jason Partners Holdings Inc.’s, Intermediate Holdings’ and each Subsidiary Guarantor’s tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property and all of the capital stock of each of Jason Incorporated’s direct and indirect wholly-owned material Restricted Subsidiaries (as defined in the New Credit Agreements) (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries). In addition, pursuant to the New Credit Agreements, Jason Partners Holdings Inc., Intermediate Holdings and the Subsidiary Guarantors guaranteed amounts borrowed under the Senior Secured Credit Facilities.
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
Interest Rate Hedge Contracts. To manage exposure to fluctuations in interest rates, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210 million at April 1, 2016 and December 31, 2015. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps have a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. The fair values of the Swaps totaled $3.7 million at April 1, 2016 and $0.3 million at December 31, 2015, respectively. These amounts were recorded in other current liabilities at April 1, 2016 and other long-term liabilities at December 31, 2016 in the consolidated balance sheets. In 2015 there was no interest expense recognized. The Company will begin recognizing interest expense related to the interest rate hedge contracts in 2017.
Mandatory Prepayment. Subject to certain exceptions, the Senior Secured Credit Facilities are subject to mandatory prepayments in amounts equal to: (1) a percentage of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Jason Incorporated or any of its Restricted Subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from the issuance or incurrence of debt by Jason Incorporated or any of its Restricted Subsidiaries (other than indebtedness permitted by the Senior Secured Credit Facilities); and (3) 75% (with step-downs to 50%, 25% and 0% based upon achievement of specified consolidated first lien net leverage ratios under the First Lien Credit Facilities and specified consolidated total net leverage ratios under the Second Lien Term Facility) of annual excess cash flow of Jason Incorporated and its Restricted Subsidiaries. With respect to the Second Lien Term Facility, (i) any prepayments made prior to the one year anniversary of the Closing Date would have been subject to a 3.00% prepayment premium, (ii) any prepayments made on or after the first anniversary of the Closing Date, but prior to the second anniversary of the Closing Date, will be subject to a 2.00% prepayment premium and (iii) any prepayments made on or after the second anniversary of the Closing Date, but prior to the third anniversary of the Closing Date, will be subject to a 1.00% prepayment premium. Other than the prepayment premiums and penalties described above and the payment of customary “breakage” costs, Jason Incorporated may voluntarily prepay outstanding loans at any time.
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
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, initially specified at 5.50 to 1.00, with periodic decreases beginning on July 1, 2016 to 5.25 to 1.00 and decreasing to 4.50 to 1.00 on December 31, 2017 and thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable. As of April 1, 2016 the consolidated first lien net leverage ratio was 5.28 to 1.00 on a pro forma trailing twelve-month basis, which excludes acquisition synergies as allowed under the New Credit Agreements. The aggregate outstanding amount of all revolving loans, swingline loans and certain letters of credit was less than 25 percent of revolving credit commitments at April 1, 2016. If the Company is unable to maintain its first lien net leverage ratio below 5.25 as of July 1, 2016 or 5.00 as of December 31, 2016 and if it utilizes more than 25% of the revolving credit commitments it would be in default of its senior secured credit facilities and subject to the conditions described under “Events of Default” below.  The Company believes that it has adequate liquidity, will generate adequate cash from operations and does not currently foresee a need to borrow under its revolving credit agreement. As of April 1, 2016, the Company was in compliance with the financial covenants contained in its credit agreements.
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

Series A Preferred Stock
Holders of the 45,000 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s board of directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock. For the three months ended April 1, 2016, the Company paid a total of $1.8 million of dividends, with a dividend of $20.00 per share on January 1, 2016 and April 1, 2016 to holders of record on November 15, 2015 and February 15, 2016, respectively.
Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”) as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable as a percentage of net sales. NOWC as a percentage of rolling twelve month net sales was 15.3% as of April 1, 2016 and 14.5% as of December 31, 2015. Excluding NOWC of $7.5 million associated with DRONCO, which was acquired on May 29, 2015, NOWC as a percentage of rolling twelve month sales, excluding sales attributable to DRONCO, was 14.9% as of April 1, 2016. Excluding NOWC of $6.7 million associated with DRONCO, NOWC as a percentage of rolling twelve month sales, excluding sales attributable to DRONCO, was 14.0% as of December 31, 2015. Set forth below is a table summarizing NOWC as of April 1, 2016 and December 31, 2015.

(in thousands)	April 1, 2016	December 31, 2015
Accounts receivable—net	$98,052	$79,088
Inventories	79,220	80,432
Accounts payable	(66,914)	(56,838)
NOWC	$110,358	$102,682

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
Capital expenditures during the three months ended April 1, 2016 were $6.4 million, or 3.4% of net sales. Capital expenditures for 2016 are expected to be approximately 3.5% of net sales, but could vary from that depending on business performance, growth opportunities, and the amount of assets we lease instead of purchase. The Company finances its annual capital requirements with funds generated from operations.

Warrant Repurchase
In February 2015, our Board of Directors authorized the purchase of up to $5 million of our outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the three months ended April 1, 2016.

Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 1, 2016 and the Three Months Ended March 27, 2015

	Three Months Ended
(in thousands)	April 1, 2016	March 27, 2015
Cash flows provided by operating activities	$10,269	$3,212
Cash flows used in investing activities	(6,389)	(7,636)
Cash flows used in financing activities	(2,366)	(1,284)
Effect of exchange rate changes on cash and cash equivalents	(76)	(1,643)
Net increase (decrease) in cash and cash equivalents	1,438	(7,351)
Cash and cash equivalents at beginning of period	35,944	62,279
Cash and cash equivalents at end of period	$37,382	$54,928
Depreciation and amortization	$10,297	$10,411
Capital expenditures	6,449	7,235

Cash Flows Provided by Operating Activities
For the three months ended April 1, 2016, cash flows provided by operating activities were $10.3 million compared to $3.2 million for the three months ended March 27, 2015. The cash flows provided by operating activities were primarily the result of the net loss of $3.0 million adjusted for non-cash items of $7.2 million related to depreciation, $3.1 million related to amortization of intangible assets, $0.8 million related to amortization of deferred financing costs and debt discounts, $0.7 million related to loss on disposals of property, plant, and equipment - net, $0.6 million of non-cash stock compensation partially offset by a decrease in deferred taxes of $1.9 million. Changes in net operating working capital increased operating cash flow by $11.2 million during the three months ended April 1, 2016.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $6.4 million for the three months ended April 1, 2016 compared to $7.6 million for the three months ended March 27, 2015. The decrease in cash flows used in investing activities was primarily the result of decreased capital expenditures on the acquisition of property, plant, and equipment driven by a lower level of project activity during the three months ended April 1, 2016.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $2.4 million for the three months ended April 1, 2016 compared to $1.3 million for the three months ended March 27, 2015. The increase in cash flows used in financing activities was driven by $0.8 million of higher payments for the First Lien term loan as well as $0.9 million of higher payments for preferred stock dividends, and was primarily the result of the cutoff of the fiscal quarter-end year-over-year.
Depreciation and Amortization
Depreciation and amortization totaled $10.3 million for the three months ended April 1, 2016, compared with $10.4 million for the three months ended March 27, 2015. Depreciation and amortization for the three months ended April 1, 2016 is slightly lower than incurred by the Company in the prior period as a result lower amortization due to the impairment of certain intangible assets during the fourth quarter of 2015, partially offset by higher depreciation due to capital expenditures and the acquisition of DRONCO.

Capital Expenditures
Capital expenditures totaled $6.4 million for the three months ended April 1, 2016, compared with $7.2 million for the three months ended March 27, 2015.
Contractual Obligations
There are no material changes to the disclosures regarding contractual obligations made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. See Note 6 to these condensed consolidated financial statements for additional details on the terms of these debt arrangements.
Off-Balance Sheet Arrangements
There are no material changes to the disclosures regarding off-balance sheet arrangements made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 8, 2016 for the year ended December 31, 2015 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported above, management believes that as of April 1, 2016 and during the period from January 1, 2016 through April 1, 2016, there has been no material change to this information.
New Accounting Pronouncements
See Note 1, “Description of Business and Basis of Presentation” under the heading “Recently issued accounting standards” of the accompanying condensed consolidated financial statements.

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
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $54 million, or 28%, of our sales originated in a currency other than the U.S. dollar during the first three months of 2016. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the three months ended April 1, 2016, sales denominated in Euros approximated $34 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $3.4 million, respectively, and our net (loss) income would increase or decrease by approximately $0.1 million, respectively. The net assets and liabilities of our non-U.S. subsidiaries, which totaled approximately $56 million as of April 1, 2016, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive income at April 1, 2016 resulted in a decrease to shareholders’ equity of $17.5 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled over an extended period, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of April 1, 2016, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of April 1, 2016, long-term debt denominated in currencies other than the USD totaled approximately $29.8 million.

Interest Rate Risk: The Company utilizes a combination of short-term and long-term debt to finance our operations and is exposed to interest rate risk on our outstanding floating rate debt instruments that bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Borrowings under U.S. credit facilities bear interest at rates tied to either the “prime rate” of Deutsche Bank AG New York Branch, the federal funds effective rate, the Eurocurrency rate, or a Eurocurrency rate determined by reference to LIBOR, subject to an established floor. Applicable interest rates have been substantially lower than the designated floor in our Senior Secured Credit Facilities; therefore, interest rates have not been subject to change. Assuming that the rates remain below the floor, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt, excluding debt outstanding under the U.S. credit agreement, would result in an immaterial change in interest expense on an annual basis.
As of April 1, 2016, the Company has entered into various interest rate swaps in order to mitigate a portion of the variable rate interest exposure. The Company is counterparty to certain interest rate swaps with a total notional amount of $210.0 million million entered into in November 2015 in order to mitigate a portion of the variable interest rate exposure. These swaps are scheduled to mature in June 2020. Under the terms of the agreement, the Company swapped one month LIBOR rates for a fixed interest rate, resulting in the payment of a fixed LIBOR rate of 2.08% on a notional amount of $210.0 million.
Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering (“VAVE”) initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of April 1, 2016, the Company did not have any commodity hedging instruments in place.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS
There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended April 1, 2016:

2016 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to February 5	8,545	$3.37	—	N/A
February 6 - March 4	—	—	—	N/A
March 5 - April 1	—	—	—	N/A
Total	8,545	$3.37	—
(a) Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company reduce the number of shares otherwise deliverable or (b) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the three months ended April 1, 2016, the Company withheld 8,545 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit awards.
(b) The Company is not currently participating in a share repurchase program. In February 2015, the Board of Directors authorized the purchase of up to $5 million of outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the three months ended April 1, 2016.

ITEM 6. EXHIBITS
Reference is made to the separate exhibit index following the signature page herein.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASON INDUSTRIES, INC.

Dated: May 9, 2016	/s/ Jeffry N. Quinn
Jeffry N. Quinn Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2016	/s/ Sarah C. Sutton
Sarah C. Sutton Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (Time-Vesting).

10.2	Form of Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (Cliff-Vesting).

10.3	Employment Agreement between the Company and Brian Kobylinski, dated as of April 8, 2016.

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