Form 10-Q
period 2016-07-01
Jason Industries, Inc.
filed 2016-08-04
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-36051
 JASON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2888322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

833 East Michigan Street Suite 900 Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (414) 277-9300

411 East Wisconsin Avenue
Suite 2100
Milwaukee, Wisconsin 53202
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

As of July 31, 2016, there were 22,395,705 shares of common stock of the Company issued and outstanding.

JASON INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Net sales	$185,687	$187,578	$376,661	$363,414
Cost of goods sold	148,531	145,954	301,614	282,843
Gross profit	37,156	41,624	75,047	80,571
Selling and administrative expenses	28,273	32,521	60,574	64,014
(Gain) loss on disposals of property, plant and equipment - net	(14)	(4)	689	22
Restructuring	1,783	1,010	4,500	2,714
Transaction-related expenses	—	710	—	886
Operating income	7,114	7,387	9,284	12,935
Interest expense	(7,963)	(7,918)	(15,987)	(15,424)
Equity income	142	260	311	542
Other income - net	283	50	401	85
Loss before income taxes	(424)	(221)	(5,991)	(1,862)
Tax provision (benefit)	1,946	644	(605)	(103)
Net loss	$(2,370)	$(865)	$(5,386)	$(1,759)
Less net loss attributable to noncontrolling interests	(400)	(146)	(910)	(297)
Net loss attributable to Jason Industries	$(1,970)	$(719)	$(4,476)	$(1,462)
Accretion of preferred stock dividends	900	900	1,800	1,800
Net loss available to common shareholders of Jason Industries	$(2,870)	$(1,619)	$(6,276)	$(3,262)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.13)	$(0.07)	$(0.28)	$(0.15)

Weighted average number of common shares outstanding:
Basic and diluted	22,395	22,011	22,392	22,001
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Net loss	$(2,370)	$(865)	$(5,386)	$(1,759)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,225)	1,852	1,051	(8,042)
Net change in unrealized losses on cash flow hedges, net of tax expense of ($700) and ($1,984) for the three and six months ended July 1, 2016, respectively	(1,034)	—	(3,133)	—
Total other comprehensive (loss) income	(3,259)	1,852	(2,082)	(8,042)
Comprehensive (loss) income	(5,629)	987	(7,468)	(9,801)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(951)	167	(1,262)	(1,656)
Comprehensive (loss) income attributable to Jason Industries	$(4,678)	$820	$(6,206)	$(8,145)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	July 1, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$41,326	$35,944
Accounts receivable - net of allowances for doubtful accounts of $2,961 at July 1, 2016 and $2,524 at December 31, 2015	96,423	79,088
Inventories - net	78,453	80,432
Other current assets	23,872	30,903
Total current assets	240,074	226,367
Property, plant and equipment - net of accumulated depreciation of $58,949 at July 1, 2016 and $44,254 at December 31, 2015	190,370	196,150
Goodwill	106,765	106,170
Other intangible assets - net	152,275	157,915
Other assets - net	9,302	10,490
Total assets	$698,786	$697,092

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$6,126	$6,186
Accounts payable	70,015	56,838
Accrued compensation and employee benefits	20,112	18,750
Accrued interest	181	75
Other current liabilities	27,587	28,733
Total current liabilities	124,021	110,582
Long-term debt	424,596	426,150
Deferred income taxes	53,147	57,247
Other long-term liabilities	22,794	18,119
Total liabilities	624,558	612,098

Commitments and contingencies (Note 13)

Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 45,000 shares issued and outstanding at July 1, 2016 and December 31, 2015)	45,000	45,000
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized; issued and outstanding: 22,386,033 shares at July 1, 2016 and 22,295,003 shares at December 31, 2015)	2	2
Additional paid-in capital	140,235	143,533
Retained deficit	(100,473)	(95,997)
Accumulated other comprehensive loss	(23,186)	(21,456)
Shareholders’ equity attributable to Jason Industries	61,578	71,082
Noncontrolling interests	12,650	13,912
Total equity	74,228	84,994
Total liabilities and equity	$698,786	$697,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended
	July 1, 2016	June 26, 2015
Cash flows from operating activities
Net loss	$(5,386)	$(1,759)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,322	14,659
Amortization of intangible assets	6,315	7,228
Amortization of deferred financing costs and debt discount	1,504	1,504
Equity income	(311)	(542)
Deferred income taxes	(2,313)	(4,692)
Loss on disposals of property, plant and equipment - net	689	22
Dividends from joint venture	836	—
Non-cash share-based compensation	(1,373)	4,952
Net increase (decrease) in cash due to changes in:
Accounts receivable	(17,322)	(20,031)
Inventories	2,346	3,755
Other current assets	4,142	(3,085)
Accounts payable	14,206	4,173
Accrued compensation and employee benefits	1,342	6,638
Accrued interest	106	6,526
Accrued income taxes	(652)	2,521
Other - net	1,326	(366)
Total adjustments	26,163	23,262
Net cash provided by operating activities	20,777	21,503
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment and other assets	3,017	78
Payments for property, plant and equipment	(12,129)	(15,318)
Acquisitions of business, net of cash acquired	—	(34,763)
Acquisitions of patents	(101)	(105)
Net cash used in investing activities	(9,213)	(50,108)
Cash flows from financing activities
Payments of First Lien term loan	(1,550)	(775)
Proceeds from other long-term debt	4,571	5,031
Payments of other long-term debt	(6,316)	(1,378)
Payments of preferred stock dividends	(2,700)	(1,800)
Other financing activities - net	(125)	(248)
Net cash (used in) provided by financing activities	(6,120)	830
Effect of exchange rate changes on cash and cash equivalents	(62)	(1,537)
Net increase (decrease) in cash and cash equivalents	5,382	(29,312)
Cash and cash equivalents, beginning of period	35,944	62,279
Cash and cash equivalents, end of period	$41,326	$32,967
Supplemental disclosure of cash flow information
Non-cash investing activities:
Property, plant and equipment acquired through additional liabilities	$2,196	$1,705
Non-cash financing activities:
Accretion of preferred stock dividends	$—	$900
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$45,000	$2	$143,533	$(95,997)	$(21,456)	$71,082	$13,912	$84,994
Dividends declared	—	—	(1,800)	—	—	(1,800)	—	(1,800)
Share-based compensation	—	—	(1,373)	—	—	(1,373)	—	(1,373)
Tax withholding related to vesting of restricted stock units	—	—	(125)	—	—	(125)	—	(125)
Net loss	—	—	—	(4,476)	—	(4,476)	(910)	(5,386)
Foreign currency translation adjustments	—	—	—	—	874	874	177	1,051
Net changes in unrealized losses on cash flow hedges	—	—	—	—	(2,604)	(2,604)	(529)	(3,133)
Balance at July 1, 2016	$45,000	$2	$140,235	$(100,473)	$(23,186)	$61,578	$12,650	$74,228

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$45,000	$2	$140,312	$(21,539)	$(12,065)	$151,710	$30,965	$182,675
Dividends declared	—	—	(1,800)	—	—	(1,800)	—	(1,800)
Share-based compensation	—	—	4,952	—	—	4,952	—	4,952
Tax withholding related to vesting of restricted stock units	—	—	(248)	—	—	(248)	—	(248)
Net loss	—	—	—	(1,462)	—	(1,462)	(297)	(1,759)
Foreign currency translation adjustments	—	—	—	—	(6,683)	(6,683)	(1,359)	(8,042)
Balance at June 26, 2015	$45,000	$2	$143,216	$(23,001)	$(18,748)	$146,469	$29,309	$175,778
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
Recently issued accounting standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This standard requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. The standard does not affect the recognition and measurement of debt issuance costs; therefore, the amortization of such costs will continue to be reported as interest expense. For public entities, ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The new guidance is to be applied on a retrospective basis to all prior periods. The Company adopted ASU 2015-03 effective April 1, 2016. Accordingly, $9.1 million of debt issuance costs, previously included within other long-term assets, have been reclassified as a reduction of long-term debt on the December 31, 2015 consolidated balance sheet.
In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 indicates that previously issued guidance did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance, the Securities and Exchange Commission (the “SEC”) staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as assets and amortizing the deferred costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The guidance is effective for annual reporting periods beginning after December 15, 2015. The Company adopted ASU 2015-15 effective April 1, 2016. There was no impact to previously reported condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated balance sheets, or condensed consolidated statements of cash flows.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This standard simplifies several aspects of the accounting for share-based payment award transactions, including recognition of income tax consequences of stock compensation, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permissible in any interim or annual period. The Company early adopted ASU 2016-09 effective April 1, 2016. As a result of the adoption, there was an impact of $0.1 million and $0.2 million to the condensed consolidated statement of cash flows for the six months ended July 1, 2016 and June 26, 2015, respectively, which resulted in the minimum tax withholding requirements for share vesting to be reclassified as a cash outflow from from operating activities to a cash outflow from financing activities. There was no impact to reported condensed consolidated statements of operations, condensed consolidated statements of comprehensive (loss) income, or condensed consolidated balance sheets for the six months ended July 1, 2016 and June 26, 2015.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue From Contracts With Customers”, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. On July 9, 2015, the FASB voted to defer the effective date of this ASU by one year to December 15, 2017, for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. In fiscal 2016, the FASB issued several ASU’s related to ASU No. 2014-09, which simplify and provide additional guidance to companies for implementation of the standard. The Company is currently assessing the impact that this standard and subsequent clarifications will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which establishes new accounting and disclosure requirements for leases. The ASU requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. The ASU must be applied using a modified retrospective approach, which requires recognition and measurement of leases at the beginning of the earliest period presented, with certain practical expedients available. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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
The operating results and cash flows of DRONCO are included in the Company’s condensed consolidated financial statements since the date of acquisition. No adjustments were made to the purchase price allocation during the six months ended July 1, 2016 and this allocation is considered final. During the three and six months ended July 1, 2016, $11.2 million and $20.9 million of net sales from DRONCO were included in the Company’s condensed consolidated statements of operations, respectively. Pro forma historical results of operations related to the acquisition of DRONCO have not been presented as they are not material to the Company’s condensed consolidated statements of operations.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Herold Partco Manufacturing, Inc.
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
On March 1, 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program (the “2016 program”). The 2016 program, as used herein, refers to costs related to various restructuring activities across business segments. This includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities will be ongoing during 2016 and are expected to be completed in 2017.
In 2015, the Company incurred certain restructuring costs related to changes to its worldwide manufacturing footprint. These actions resulted in charges relating to employee severance and other related charges, such as exit costs for the consolidation and closure of plant facilities, employee relocation and lease termination costs. These costs related to decisions that preceded the 2016 program and are therefore not considered to be part of such plan. The Company did not incur any material charges related to the 2015 restructuring activities for the three and six months ended July 1, 2016 and no additional costs are expected for such activities.
The following table presents the restructuring costs recognized by the Company under the 2016 program. The 2016 program began in the first quarter of 2016 and as such, the restructuring charges for the six months ended July 1, 2016 represent the cumulative charges incurred since the inception of the 2016 program. Based on the announced restructuring actions to date, the Company expects to incur a total of approximately $5.0 million under the 2016 program. These restructuring costs are presented separately on the condensed consolidated statements of operations.

2016 Program	Seating	Finishing	Acoustics	Components	Corporate	Total
Restructuring charges - three months ended July 1, 2016:
Severance costs	$22	$1,420	$115	$—	$78	$1,635
Lease termination costs	—	13	—	—	—	13
Other costs	—	31	—	104	—	135
Total	$22	$1,464	$115	$104	$78	$1,783

Restructuring charges - six months ended July 1, 2016:
Severance costs	$22	$2,667	$856	$557	$146	$4,248
Lease termination costs	—	117	—	—	—	117
Other costs	—	31	—	104	—	135
Total	$22	$2,815	$856	$661	$146	$4,500

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table presents the restructuring liabilities, including both the 2016 program and previous activities:

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2015	$594	$1,038	$—	$1,632
Current period restructuring charges	4,248	117	135	4,500
Cash payments	(2,027)	(558)	(135)	(2,720)
Balance - July 1, 2016	$2,815	$597	$—	$3,412

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2014	$88	$1,056	$97	$1,241
Current period restructuring charges	831	905	978	2,714
Cash payments	(400)	(533)	(882)	(1,815)
Non-cash charges and other	269	—	(193)	76
Balance - June 26, 2015	$788	$1,428	$—	$2,216
The accruals for severance presented above are expected to be paid during the next twelve months and are recorded within other current liabilities on the condensed consolidated balance sheets. During the six months ended July 1, 2016, the accrual for lease termination costs of $0.6 million relates to restructuring costs within the acoustics segment due to the 2015 closure of the Norwalk facility and restructuring costs associated with a 2016 lease termination in the finishing segment. At December 31, 2015, accruals for lease termination costs of $0.3 million are recorded within other long-term liabilities on the condensed consolidated balance sheet. At July 1, 2016 and December 31, 2015, accruals for lease termination costs of $0.6 million and $0.7 million, respectively, are recorded within other current liabilities on the condensed consolidated balance sheets.

4.	Inventories
Inventories consisted of the following:

	July 1, 2016	December 31, 2015
Raw material	$39,469	$40,310
Work-in-process	6,306	4,809
Finished goods	32,678	35,313
Total inventories	$78,453	$80,432

5.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill by reporting segment were as follows:

	Finishing	Acoustics	Components	Total
Balance as of December 31, 2015	$43,229	$29,758	$33,183	$106,170
Foreign currency impact	525	70	—	595
Balance at July 1, 2016	$43,754	$29,828	$33,183	$106,765

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The Company’s other intangible assets-net consisted of the following:

	July 1, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$1,883	$(222)	$1,661	$1,800	$(62)	$1,738
Customer relationships	111,067	(12,751)	98,316	110,722	(8,745)	101,977
Trademarks and other intangibles	59,180	(6,882)	52,298	58,962	(4,762)	54,200
Total other intangible assets-net	$172,130	$(19,855)	$152,275	$171,484	$(13,569)	$157,915

6.	Debt and Hedging Instruments
The Company’s debt consisted of the following:

	July 1, 2016	December 31, 2015
First Lien Term Loans	$304,575	$306,125
Second Lien Term Loans	110,000	110,000
Debt discount on Term Loans	(5,506)	(6,010)
Deferred financing costs on Term Loans	(8,295)	(9,087)
Foreign debt	28,448	29,731
Capital lease obligations	1,500	1,577
Total debt	430,722	432,336
Less: Current portion	(6,126)	(6,186)
Total long-term debt	$424,596	$426,150

Senior Secured Credit Facilities
As of July 1, 2016, the Company’s U.S. credit facility (the “Senior Secured Credit Facilities”) included (i) term loans in an aggregate principal amount of $304.6 million (“First Lien Term Loans”) maturing in 2021, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing in 2022, and (iii) a revolving loan of up to $40.0 million (“Revolving Credit Facility”) maturing in 2019.
The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to $0.8 million, with the balance payable at maturity. At the Company’s election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the “prime rate” of Deutsche Bank AG New York Branch, (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings under the First Lien Term Facility and Second Lien Term Facility are subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility may be subject to adjustment based upon Jason Incorporated’s (an indirect majority-owned subsidiary of the Company) consolidated first lien net leverage ratio.
Under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations exceeds 25 percent, or $10.0 million, of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its restricted subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 5.25 to 1.00, with periodic decreases to 4.50 to 1.00 on December 31, 2017 and remaining at that level thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable. As of July 1, 2016 the consolidated first lien net leverage ratio was 5.02 to 1.00 on a pro forma trailing twelve-month basis calculated in accordance with the respective provisions of the Senior Secured Credit Facilities which allow the inclusion of certain pro forma adjustments and exclusion of certain specified or non

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

recurring costs and expenses. The aggregate outstanding amount of all revolving loans, swingline loans and certain letters of credit was less than 25 percent of revolving credit commitments at July 1, 2016.
At July 1, 2016, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 5.5% and 9.0%, respectively. At July 1, 2016, the Company had a total of $35.1 million of availability for additional borrowings under the Revolving Credit Facility since the Company had no outstanding borrowings and letters of credit outstanding of $4.9 million, which reduce availability under the facility.
Foreign debt
At July 1, 2016 and December 31, 2015, the Company had $28.4 million and $29.7 million, respectively, in foreign debt obligations, including various overdraft facilities and term loans. The largest foreign debt balances are held by the Company’s subsidiaries in Germany (approximately $26.9 million and $27.6 million as of July 1, 2016 and December 31, 2015, respectively), Mexico (approximately $1.2 million and $1.5 million as of July 1, 2016 and December 31, 2015, respectively), and Brazil (approximately $0.3 million and $0.4 million as of July 1, 2016 and December 31, 2015, respectively). These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.1 million to $13.3 million and $0.1 million to $13.1 million as of July 1, 2016 and December 31, 2015, respectively. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and maximum leverage ratio, among others.
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
Interest Rate Hedge Contracts
To manage exposure to fluctuations in interest rates, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at July 1, 2016 and December 31, 2015. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps have a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. The fair values of the Swaps totaled $5.4 million at July 1, 2016 and $0.3 million at December 31, 2015, respectively. As of July 1, 2016, $1.1 million was recorded in other current liabilities and $4.3 million was recorded in other long-term liabilities in the consolidated balance sheets. As of December 31, 2015, $0.3 million was recorded in other long-term liabilities in the consolidated balance sheets. In 2015 and in the six months ended July 1, 2016, there was no interest expense recognized. The Company will begin recognizing interest expense related to the interest rate hedge contracts in 2017.

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
There were 3,473,435 shares of common stock reserved and authorized for issuance under the 2014 Plan. At July 1, 2016, 411,385 shares of common stock remain authorized and available for future grants .

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The Company recognized the following share-based compensation (income) expense:

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Restricted Stock Units	$335	$795	$589	$1,579
Adjusted EBITDA Vesting Awards	(2,404)	725	(2,384)	1,434
Stock Price Vesting Awards	25	493	54	1,063
ROIC Vesting Awards	95	—	140	—
Subtotal	(1,949)	2,013	(1,601)	4,076
Impact of accelerated vesting	—	876	228	876
Total share-based compensation (income) expense	$(1,949)	$2,889	$(1,373)	$4,952

Total income tax (provision) benefit recognized	$(734)	$942	$(520)	$1,722
As of July 1, 2016, total unrecognized compensation cost related to share-based compensation awards was approximately $2.6 million, which the Company expects to recognize over a weighted average period of approximately 2.2 years.
The following table sets forth the restricted and performance share unit activity:

			Performance Share Units
	Restricted Stock Units		Adjusted EBITDA Vesting Awards		Stock Price Vesting Awards		ROIC Vesting Awards
	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2015	401	$8.70	871	$9.81	878	$3.27	—	$—
Granted	213	3.81	—	—	—	—	589	3.65
Vested	(113)	8.99	—	—	—	—	—	—
Forfeited	(67)	9.54	(148)	10.49	(152)	3.54	(39)	3.46
Nonvested at July 1, 2016	434	$6.10	723	$9.67	726	$3.21	550	$3.66
Restricted Stock Units
As of July 1, 2016, there was $1.4 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 1.9 years. In connection with the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the six months ended July 1, 2016, 33,486 shares were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ equity.
Performance Share Units
Adjusted EBITDA Vesting Awards
During the second quarter of 2016, the Company lowered its estimated vesting of Adjusted EBITDA based performance share unit awards with a three year measurement period ending June 30, 2017 from 62.5% of target, or 301,382 shares, to an estimated vesting of 0% of target, or 0 shares. As of July 1, 2016, there was no unrecognized compensation expense related to cumulative Adjusted EBITDA based vesting performance share unit awards expected to be recognized in subsequent periods.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Stock Price Vesting Awards
As of July 1, 2016, there was an immaterial amount of unrecognized compensation expense related to stock price based performance share unit awards, which is expected to be recognized over a weighted average period of 0.6 years.
ROIC Vesting Awards
In the first and second quarters of 2016, the Company granted performance share unit awards based on achievement of an average return on invested capital (“ROIC”) performance target during a three year measurement period. Performance share unit awards based on ROIC performance metrics are payable at the end of their respective performance period in common stock. The number of share units awarded can range from zero to 150% depending on achievement of a targeted performance metric, and are payable in common stock within a thirty day period following the end of the performance period. The Company expenses the cost of the performance-based share unit awards based on the fair value of the awards at the date of grant and the estimated achievement of the performance metric, ratably over the performance period of three years.
Compensation expense for ROIC based performance share unit awards is currently being recognized based on an estimated payout of 100.0% of target or 366,557 shares. As of July 1, 2016, there was $1.2 million of unrecognized compensation expense related to ROIC based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 2.6 years.

8.	Earnings per Share
Basic income (loss) per share is calculated by dividing net income (loss) attributable to Jason Industries’ common shareholders by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including public warrants, restricted stock units, performance share units, convertible preferred stock, and certain “Rollover Shares” of JPHI Holdings Inc. (“JPHI”), a majority owned subsidiary of the Company, convertible into shares of Jason Industries. Such Rollover Shares were invested by former owners and management of JPHI prior to the Company’s acquisition of JPHI. Public warrants (“warrants”) consist of warrants to purchase shares of Jason Industries common stock which are quoted on Nasdaq under the symbol “JASNW.”
The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the anti-dilutive shares is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Net loss per share attributable to Jason Industries common shareholders
Basic and diluted loss per share	$(0.13)	$(0.07)	$(0.28)	$(0.15)

Numerator:
Net loss available to common shareholders of Jason Industries	$(2,870)	$(1,619)	$(6,276)	$(3,262)
Denominator:
Basic and diluted weighted-average shares outstanding	22,395	22,011	22,392	22,001

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock	13,994	13,994	13,994	13,994
Conversion of Series A 8% Perpetual Convertible Preferred	3,653	3,653	3,653	3,653
Conversion of JPHI rollover shares convertible to Jason Industries common stock	3,486	3,486	3,486	3,486
Restricted stock units	401	710	351	710
Performance share units	2,023	2,052	1,797	2,052
Total	23,557	23,895	23,281	23,895

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
The effective income tax rate was (459.0)% and (291.4)% for the three months ended July 1, 2016 and June 26, 2015, respectively. The effective tax rate was 10.1% and 5.5% for the six months ended July 1, 2016 and June 26, 2015, respectively. The effective income tax rate for both 2016 and 2015 reflects the benefits of tax losses at the higher U.S. Federal statutory rate and taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. Federal statutory rate, and discrete items. The net discrete tax provision was $2.7 million and $2.8 million for the three and six months ended July 1, 2016, respectively, with $2.3 million of the provision for both periods related to the change in assertion regarding the permanent reinvestment of earnings on our non-majority joint venture holding. Such change in assertion was driven by a re-evaluation of the joint venture partners during the quarter of the willingness and ability of the entity to distribute excess cash balances given the maturity and stability of operations. The net discrete tax provision was also impacted during the quarter by vesting and forfeiture of restricted stock units for which no tax benefit will be realized. The net discrete tax provision was immaterial for the three and six months ended June 26, 2015.
The amount of gross unrecognized tax benefits was $3.2 million and $2.9 million at July 1, 2016 and December 31, 2015, respectively, of which $1.7 million and $1.9 million, respectively, would reduce the Company’s effective tax rate if recognized.
During the next twelve months, the Company believes it is reasonably possible that the amount of unrecognized tax benefits could decrease by $1.2 million. The Company recognizes interest and penalties related to tax matters in its tax provision. The Company has an immaterial amount of accrued interest and penalties that were recognized as a component of the income tax provision at July 1, 2016 and December 31, 2015.

10.	Equity
The changes in the components of accumulated other comprehensive loss, net of taxes, for the six months ended July 1, 2016 and June 26, 2015 were as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains (losses) on cash flow hedges	Total
Balance at December 31, 2015	$(1,051)	$(20,237)	$(168)	$(21,456)
Other comprehensive income (loss) before reclassifications	—	874	(2,604)	(1,730)
Balance at July 1, 2016	$(1,051)	$(19,363)	$(2,772)	$(23,186)

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains (losses) on cash flow hedges	Total
Balance at December 31, 2014	$(1,434)	$(10,631)	$—	$(12,065)
Other comprehensive loss before reclassifications	—	(6,683)	—	(6,683)
Balance at June 26, 2015	$(1,434)	$(17,314)	$—	$(18,748)

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Series A Preferred Stock Dividends
On January 1, 2016, the Company paid a dividend on the Series A Preferred Stock of $20.00 per share to holders of record on November 15, 2015, totaling $0.9 million. On April 1, 2016, the Company paid a dividend on the Series A Preferred Stock of $20.00 per share to holders of record on February 15, 2016, totaling $0.9 million. On July 1, 2016, the Company paid a dividend on the Series A Preferred Stock of $20.00 per share to holders of record on May 15, 2016, totaling $0.9 million.

11.	Business Segments, Geographic and Customer Information
The Company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company has four reportable segments: seating, finishing, acoustics and components.
Net sales information relating to the Company’s reportable segments was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Seating	$44,680	$51,909	$96,630	$102,869
Finishing	53,148	46,646	103,424	89,496
Acoustics	63,225	56,052	125,136	106,973
Components	24,634	32,971	51,471	64,076
Net Sales	$185,687	$187,578	$376,661	$363,414
For the three months ended July 1, 2016, the Company had one individual customer that accounted for greater than 10% of consolidated net sales.
The Company uses “Adjusted EBITDA” as the primary measure of profit or loss for the purposes of assessing the operating performance of its segments. The Company defines EBITDA as net income (loss) before interest expense, tax provision (benefit), depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including goodwill and long-lived asset impairment charges, gains or losses on disposal of property, plant and equipment, integration and other operational restructuring charges, transactional legal fees, other professional fees, purchase accounting adjustments, and non-cash share based compensation expense.
Management believes that Adjusted EBITDA provides a clear picture of the Company’s operating results by eliminating expenses and income that are not reflective of the underlying business performance. Certain corporate-level administrative expenses such as payroll and benefits, incentive compensation, travel, marketing, accounting, auditing and legal fees and certain other expenses are kept within its corporate results and are not allocated to its business segments. Shared expenses across the Company that directly relate to the performance of our four reportable segments are allocated to the segments. Adjusted EBITDA is used to facilitate a comparison of the Company’s operating performance on a consistent basis from period to period and to analyze the factors and trends affecting its segments. The Company’s internal plans, budgets and forecasts use Adjusted EBITDA as a key metric. In addition, this measure is used to evaluate its operating performance and segment operating performance and to determine the level of incentive compensation paid to its employees.
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated income before taxes:

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Segment Adjusted EBITDA
Seating	$5,620	$9,311	$12,249	$17,271
Finishing	7,634	6,727	12,863	13,038
Acoustics	6,758	7,338	13,373	12,192
Components	3,337	5,529	7,950	10,702
Total segment Adjusted EBITDA	$23,349	$28,905	$46,435	$53,203
Interest expense	(421)	(379)	(843)	(790)
Depreciation and amortization	(11,252)	(11,414)	(21,457)	(21,767)
Gain (loss) on disposal of property, plant and equipment - net	14	4	(689)	(22)
Restructuring	(1,783)	(1,010)	(4,500)	(2,714)
Transaction-related expenses	—	(789)	—	(789)
Integration and other restructuring costs	(14)	258	(1,276)	(204)
Total segment income before income taxes	9,893	15,575	17,670	26,917
Corporate general and administrative expenses	(4,595)	(5,384)	(9,342)	(8,976)
Corporate interest expense	(7,542)	(7,539)	(15,144)	(14,634)
Corporate depreciation	(88)	(63)	(180)	(120)
Corporate transaction-related expenses	—	79	—	(97)
Corporate integration and other restructuring costs	(41)	—	(368)	—
Corporate share-based compensation	1,949	(2,889)	1,373	(4,952)
Consolidated loss before income taxes	$(424)	$(221)	$(5,991)	$(1,862)

Assets held by reportable segments were as follows:

	July 1, 2016	December 31, 2015
Seating	$109,382	$119,019
Finishing	252,173	248,210
Acoustics	210,199	206,117
Components	124,239	124,480
Total segments	695,993	697,826
Corporate and eliminations	2,793	(734)
Consolidated total assets	$698,786	$697,092

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

12.	Fair Value Measurements
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
The carrying amounts within the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $404.8 million as of July 1, 2016. As of December 31, 2015, the fair value of total debt was approximately $403.3 million. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.
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
The Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, labor, and employment claims. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date, can be reasonably estimated and is not covered by insurance. Subsequent to the end of the second quarter, the Company received notification of certain employment matter claims filed in Brazil related to hiring practices within the Company’s Finishing division.  The Company is actively investigating such claims and gathering additional information, and at this time, cannot reasonably estimate the potential loss arising from this matter. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
At July 1, 2016 and December 31, 2015, the Company held reserves of $1.0 million for environmental matters at one location. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations or cash flows.

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

Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2016, the Company’s fiscal quarters are comprised of the three months ended April 1, July 1, September 30, and December 31. In 2015, the Company’s fiscal quarters were comprised of the three months ending March 27, June 26, September 25, and December 31. Throughout this MD&A, we refer to the period from April 2, 2016 through July 1, 2016 as the “second quarter of 2016” or the “second quarter ended July 1, 2016”. Similarly, we refer to the period from March 28, 2015 through June 26, 2015 as the “second quarter of 2015” or the “second quarter ended June 26, 2015”.
Overview
Jason Industries is a global industrial manufacturing company with significant market share positions in each of its four segments: seating, finishing, acoustics and components. Jason Incorporated was founded in 1985 and today the Company provides critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through its global network of 35 manufacturing facilities and 15 sales offices, warehouses and joint venture facilities throughout the United States and 14 foreign countries.
The Company focuses on markets with sustainable growth characteristics and where it is, or has the opportunity to become, the industry leader. The Company’s seating segment supplies seating solutions to equipment manufacturers in the motorcycle, lawn and turf care, industrial, agricultural, construction and power sports end markets. The finishing segment focuses on the production of industrial brushes, buffing wheels, buffing compounds, and abrasives that are used in a broad range of industrial and infrastructure applications. The acoustics segment manufactures engineered non-woven, fiber-based acoustical products for the automotive industry. The components segment is a diversified manufacturer of stamped, formed, expanded and perforated metal components and subassemblies for rail and filtration applications, small gas engines and smart utility meters.
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
During the six months ended July 1, 2016 and June 26, 2015, approximately 29% and 25%, respectively, of the Company’s sales were derived from customers outside the United States. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations (in thousands) (unaudited):

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Net sales	$185,687	$187,578	$376,661	$363,414
Cost of goods sold	148,531	145,954	301,614	282,843
Gross profit	37,156	41,624	75,047	80,571
Selling and administrative expenses	28,273	32,521	60,574	64,014
(Gain) loss on disposals of property, plant and equipment - net	(14)	(4)	689	22
Restructuring	1,783	1,010	4,500	2,714
Transaction-related expenses	—	710	—	886
Operating income	7,114	7,387	9,284	12,935
Interest expense	(7,963)	(7,918)	(15,987)	(15,424)
Equity income	142	260	311	542
Other income - net	283	50	401	85
Loss before income taxes	(424)	(221)	(5,991)	(1,862)
Tax provision (benefit)	1,946	644	(605)	(103)
Net loss	$(2,370)	$(865)	$(5,386)	$(1,759)
Less net loss attributable to noncontrolling interests	(400)	(146)	(910)	(297)
Net loss attributable to Jason Industries	$(1,970)	$(719)	$(4,476)	$(1,462)
Accretion of preferred stock dividends	900	900	1,800	1,800
Net loss available to common shareholders of Jason Industries	$(2,870)	$(1,619)	$(6,276)	$(3,262)
Other financial data: (1)

	Three Months Ended		Increase/(Decrease)
(in thousands, except percentages)	July 1, 2016	June 26, 2015	$	%
Consolidated
Net sales	$185,687	$187,578	$(1,891)	(1.0) %
Adjusted EBITDA	18,754	24,900	(6,146)	(24.7)
Adjusted EBITDA % of net sales	10.1%	13.3%	(320) bps

	Six Months Ended		Increase/(Decrease)
(in thousands, except percentages)	July 1, 2016	June 26, 2015	$	%
Consolidated
Net sales	$376,661	$363,414	$13,247	3.6%
Adjusted EBITDA	37,093	45,903	(8,810)	(19.2)
Adjusted EBITDA % of net sales	9.8%	12.6%	(280) bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for a reconciliation of Adjusted EBITDA to net loss.

The Three and Six Months Ended July 1, 2016 Compared with the Three and Six Months Ended June 26, 2015
Net sales. Net sales were $185.7 million for the three months ended July 1, 2016, a decrease of $1.9 million, or 1.0%, compared with $187.6 million for the three months ended June 26, 2015, reflecting decreased net sales in the components segment of $8.3 million and the seating segment of $7.2 million, partially offset by increases in the acoustics segment of $7.2 million and the finishing segment of $6.5 million. See further discussion of segment results below.
Net sales were $376.7 million for the six months ended July 1, 2016, an increase of $13.2 million, or 3.6%, compared with $363.4 million for the six months ended June 26, 2015, reflecting increased net sales in the finishing segment of $13.9 million and the acoustics segment of $18.2 million, partially offset by decreases in the components segment of $12.6 million and the seating segment of $6.2 million. See further discussion of segment results below.
On May 29, 2015, the Company acquired DRONCO. DRONCO’s results of operations are included within the finishing segment and the Company’s consolidated results of operations since the date of acquisition. For the three and six months ended July 1, 2016, the sales impact from the DRONCO acquisition was $11.2 million and $20.9 million, respectively. See Note 2 to the condensed consolidated financial statements for further discussion of the DRONCO acquisition.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $0.2 million on consolidated net sales during the three months ended July 1, 2016 compared with 2015, negatively impacting the finishing and seating segments’ net sales by $0.3 million and $0.1 million, respectively, and positively impacting the acoustics segment’s net sales by $0.2 million. Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $1.8 million on consolidated net sales during the six months ended July 1, 2016 compared with 2015, negatively impacting the finishing and seating segments’ net sales by $1.6 million and $0.2 million, respectively. This was due principally to strengthening of the U.S. dollar against the Euro in the first half of 2016 compared to the first half of 2015.
Cost of goods sold. Cost of goods sold was $148.5 million for the three months ended July 1, 2016, compared with $146.0 million for the three months ended June 26, 2015. The increase in cost of goods sold is due to increased net sales in the acoustics and finishing segments, higher operational costs primarily related to increased benefit costs in the acoustics, seating, and components segments, and increased labor costs on lower productivity in the acoustics and seating segments. The increase was partially offset by decreased net sales in the components and seating segments, favorable raw material costs in the components, acoustics, and seating segments, and an immaterial favorable impact related to foreign currency exchange rates.
Cost of goods sold was $301.6 million for the six months ended July 1, 2016, compared with $282.8 million for the six months ended June 26, 2015. The increase in cost of goods sold is due to increased net sales in the acoustics and finishing segments and increased labor costs on lower productivity in the acoustics and seating segments, partially offset by favorable raw material costs in the acoustics and components segments and a $1.4 million favorable impact related to foreign currency exchange rates.
Gross profit. For the reasons described above, gross profit was $37.2 million for the three months ended July 1, 2016, compared with $41.6 million for the three months ended June 26, 2015 and $75.0 million for the six months ended July 1, 2016, compared with $80.6 million for the six months ended June 26, 2015.
Selling and administrative expenses. Selling and administrative expenses were $28.3 million for the three months ended July 1, 2016, compared with $32.5 million for the three months ended June 26, 2015, a decrease of $4.2 million. Selling and administrative expenses were $60.6 million for the six months ended July 1, 2016 compared with $64.0 million for the six months ended June 26, 2015, a decrease of $3.4 million. The decreases are primarily due to reduced selling and administrative expenses resulting from the Company’s global cost reduction and restructuring program announced on March 1, 2016 of $2.4 million, partially offset by increased corporate expenses, including $1.5 million of professional fees associated with supply chain consulting, and selling and administrative expenses related to the DRONCO acquisition. In addition, share-based compensation expense for the three months ended July 1, 2016 decreased $3.1 million compared with the three months ended June 26, 2015 and share-based compensation expense for the six months ended July 1, 2016 decreased $3.8 million compared with the six months ended June 26, 2015 due to a decrease in assumed vesting of performance share units. See further discussion of corporate expenses and segment results in the “Segment Financial Data” section below.
Loss (gain) on disposals of property, plant and equipment - net. Loss (gain) on disposals of property, plant and equipment - net for the three months ended July 1, 2016 and the three months ended June 26, 2015 was not material. Loss on disposals of property, plant and equipment - net for the six months ended July 1, 2016 was $0.7 million compared to an immaterial loss in the prior period. The loss on disposals of property, plant and equipment - net for the six months ended July 1, 2016 relates to a loss of $0.6 million on sale of a seating segment facility. Changes in the level of fixed asset disposals are dependent upon a number of factors, including changes in the level of asset sales, operational restructuring activities, and capital expenditure levels.

Restructuring. Restructuring costs were $1.8 million for the three months ended July 1, 2016 compared with $1.0 million for the three months ended June 26, 2015. Restructuring costs were $4.5 million for the six months ended July 1, 2016 compared with $2.7 million for the six months ended June 26, 2015. During 2016, such costs related to severance actions in all segments resulting from the global cost reduction and restructuring program announced on March 1, 2016, and costs related to the closure of the components segment’s facility in Buffalo Grove, Illinois. During 2015, such costs related to the final closure of the acoustics segment’s Norwalk, Ohio facility, closure of the finishing segment’s Brooklyn Heights, Ohio office, closure of the components segment’s facility in China, and wind down of the finishing segment’s machine business in Sweden.
Transaction-related expenses. Transaction-related expenses were $0.0 million for the three and six months ended July 1, 2016 compared with $0.7 million and $0.9 million for the three and six months ended June 26, 2015, respectively. The 2015 amounts were related primarily to professional service fees associated with the 2015 acquisition of DRONCO.
Interest expense. Interest expense was $8.0 million for the three months ended July 1, 2016, compared with $7.9 million for the three months ended June 26, 2015. Interest expense was $16.0 million for the six months ended July 1, 2016 compared with $15.4 million for the six months ended June 26, 2015. The increase in interest expense primarily relates to the increased number of days in the six months ended July 1, 2016 compared with the six months ended June 26, 2015 and due to increased indebtedness following the DRONCO acquisition in 2015. See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
Equity income. Equity income was $0.1 million for the three months ended July 1, 2016, compared with $0.3 million for the three months ended June 26, 2015. Equity income was $0.3 million for the six months ended July 1, 2016 compared with $0.5 million for the six months ended June 26, 2015.
Other income -net. Other income was $0.3 million for the three months ended July 1, 2016 and $0.1 million for the three months ended June 26, 2015. Other income was $0.4 million for the six months ended July 1, 2016 compared with $0.1 million for the six months ended June 26, 2015.
Loss before income taxes. For the reasons described above, loss before income taxes was $0.4 million for the three months ended July 1, 2016, compared with $0.2 million for the three months ended June 26, 2015. Loss before income taxes was $6.0 million for the six months ended July 1, 2016 compared with $1.9 million for the six months ended June 26, 2015.
Tax provision (benefit). The tax provision (benefit) was $1.9 million for the three months ended July 1, 2016, compared with $0.6 million for the three months ended June 26, 2015. The tax provision (benefit) was $(0.6) million for the six months ended July 1, 2016 compared with $(0.1) million for the six months ended June 26, 2015. The effective tax rate for the three months ended July 1, 2016 was (459.0)%, compared with (291.4)% for the three months ended June 26, 2015. The effective tax rate was 10.1% for the six months ended July 1, 2016 compared with 5.5% for the six months ended June 26, 2015. The net discrete tax provision was $2.7 million and $2.8 million for the three and six months ended July 1, 2016, respectively, with $2.3 million of the provision for both periods related to the change in assertion regarding the permanent reinvestment of earnings on our non-majority joint venture holding. Such change in assertion was driven by a re-evaluation of the joint venture partners during the quarter of the willingness and ability of the entity to distribute excess cash balances given the maturity and stability of operations. The net discrete tax provision was also impacted during the quarter by vesting and forfeiture of restricted stock units for which no tax benefit will be realized. The net discrete tax provision was immaterial for the three and six months ended June 26, 2015.
The Company’s tax provision (benefit) is impacted by a number of factors, including, among others, the amount of taxable income or losses at the U.S. federal statutory rate, the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates, the ability to utilize foreign net operating loss carry forwards and adjustments to valuation allowances. The effective tax rate for the three and six months ended July 1, 2016 was impacted by pre-tax losses in foreign jurisdictions for which no tax benefit was recognized, the vesting and forfeiture of restricted stock units for which no tax benefit will be realized, and change in assertion regarding the permanent reinvestment of earnings on our non-majority joint venture holding.
Net loss. For the reasons described above, net loss was $2.4 million for the three months ended July 1, 2016, compared with net loss of $0.9 million for the three months ended June 26, 2015. Net loss was $5.4 million for the six months ended July 1, 2016 compared with $1.8 million for the six months ended June 26, 2015.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $0.4 million for the three months ended July 1, 2016, compared with $0.1 million for the three months ended June 26, 2015. Net loss attributable to noncontrolling interests was $0.9 million for the six months ended July 1, 2016 compared with $0.3 million for the six months ended June 26, 2015.
Adjusted EBITDA. Adjusted EBITDA was $18.8 million, or 10.1% of net sales, for the three months ended July 1, 2016, a decrease of $6.1 million, or 24.7%, compared with $24.9 million, or 13.3% of net sales, for the three months ended June 26, 2015, reflecting decreased Adjusted EBITDA in the seating segment of $3.7 million, the components segment of $2.2 million, the acoustics segment of $0.6 million, and higher corporate expenses of $0.6 million, partially offset by increased Adjusted EBITDA in the finishing segment of $0.9 million.
Adjusted EBITDA was $37.1 million, or 9.8% of net sales for the six months ended July 1, 2016, compared with $45.9 million, or 12.6%, of net sales for the six months ended June 26, 2015, a decrease of $8.8 million, or 19.2%. The decrease reflects decreased Adjusted EBITDA in the seating segment of $5.0 million, the components segment of $2.8 million, the finishing segment of $0.2 million, and higher corporate expenses of $2.0 million, partially offset by increased Adjusted EBITDA in the acoustics segment of $1.2 million.
Changes in foreign currency exchange rates compared with the U.S. dollar had an immaterial impact on consolidated Adjusted EBITDA during the three months ended July 1, 2016 compared with the three months ended June 26, 2015. During the six months ended July 1, 2016, changes in foreign currency exchange rates had a negative impact of $0.1 million on consolidated Adjusted EBITDA compared to the six months ended June 26, 2015, negatively impacting the finishing segment’s Adjusted EBITDA by $0.1 million.
See “Segment Financial Data” section below for further discussion.
Key Measures the Company Uses to Evaluate Its Performance
EBITDA and Adjusted EBITDA. The Company defines EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including goodwill and long-lived asset impairment charges, gains or losses on disposal of property, plant and equipment, integration and other operational restructuring charges, transactional legal fees, other professional fees, purchase accounting adjustments, and non-cash share based compensation expense.
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
Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands) (unaudited):

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Net loss	$(2,370)	$(865)	$(5,386)	$(1,759)
Tax provision (benefit)	1,946	644	(605)	(103)
Interest expense	7,963	7,918	15,987	15,424
Depreciation and amortization	11,340	11,476	21,637	21,887
EBITDA	18,879	19,173	31,633	35,449
Adjustments:
Restructuring(1)	1,783	1,010	4,500	2,714
Transaction-related expenses(2)	—	710	—	886
Integration and other restructuring costs(3)	55	1,122	1,644	1,880
Share-based compensation(4)	(1,949)	2,889	(1,373)	4,952
Loss (gain) on disposals of property, plant and equipment - net(5)	(14)	(4)	689	22
Total adjustments	(125)	5,727	5,460	10,454
Adjusted EBITDA	$18,754	$24,900	$37,093	$45,903

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

(3)
Integration and other restructuring costs primarily includes equipment move costs and incremental facility preparation and related costs incurred in connection with the start-up of new acoustics segment facilities in Warrensburg, Missouri and Richmond, Indiana and costs associated with the integration of DRONCO. Such costs are not included in restructuring for GAAP purposes.

(4)
Represents share-based compensation expense (income) for awards under the Company’s 2014 Omnibus Incentive Plan. During the three months ended July 1, 2016, share-based compensation expense includes $2.5 million of expense reversal as a result of the lowering of assumed vesting levels for Adjusted EBITDA performance share units. See Note 7 of the financial statements for further discussion.

(5)	Loss (gain) on disposals of property, plant and equipment - net for the six months ended July 1, 2016 includes a loss of $0.6 million on sale of a seating segment facility.
Adjusted EBITDA percentage of net sales. Adjusted EBITDA as a percentage of net sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments.

Segment Financial Data
The table, below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three and six months ended July 1, 2016 and June 26, 2015. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for a reconciliation of Adjusted EBITDA to Net Loss which is the nearest GAAP measure.

(in thousands, except percentages)	Three Months Ended		Increase/ (Decrease)
	July 1, 2016	June 26, 2015	$	%
Seating
Net sales	$44,680	$51,909	$(7,229)	(13.9) %
Adjusted EBITDA	5,620	9,311	(3,691)	(39.6)
Adjusted EBITDA % of net sales	12.6%	17.9%	(530) bps
Finishing
Net sales	$53,148	$46,646	$6,502	13.9%
Adjusted EBITDA	7,634	6,727	907	13.5
Adjusted EBITDA % of net sales	14.4%	14.4%	—
Acoustics
Net sales	$63,225	$56,052	$7,173	12.8%
Adjusted EBITDA	6,758	7,338	(580)	(7.9)
Adjusted EBITDA % of net sales	10.7%	13.1%	(240) bps
Components
Net sales	$24,634	$32,971	$(8,337)	(25.3) %
Adjusted EBITDA	3,337	5,529	(2,192)	(39.6)
Adjusted EBITDA % of net sales	13.5%	16.8%	(330) bps
Corporate
Adjusted EBITDA	$(4,595)	$(4,005)	$(590)	(14.7) %
Consolidated
Net sales	$185,687	$187,578	$(1,891)	(1.0) %
Adjusted EBITDA	18,754	24,900	(6,146)	(24.7)
Adjusted EBITDA % of net sales	10.1%	13.3%	(320) bps

(in thousands, except percentages)	Six Months Ended		Increase/ (Decrease)
	July 1, 2016	June 26, 2015	$	%
Seating
Net sales	$96,630	$102,869	$(6,239)	(6.1) %
Adjusted EBITDA	12,249	17,271	(5,022)	(29.1)
Adjusted EBITDA % of net sales	12.7%	16.8%	(410) bps
Finishing
Net sales	$103,424	$89,496	$13,928	15.6%
Adjusted EBITDA	12,863	13,038	(175)	(1.3)
Adjusted EBITDA % of net sales	12.4%	14.6%	(220) bps
Acoustics
Net sales	$125,136	$106,973	$18,163	17.0%
Adjusted EBITDA	13,373	12,192	1,181	9.7
Adjusted EBITDA % of net sales	10.7%	11.4%	(70) bps
Components
Net sales	$51,471	$64,076	$(12,605)	(19.7) %
Adjusted EBITDA	7,950	10,702	(2,752)	(25.7)
Adjusted EBITDA % of net sales	15.4%	16.7%	(130) bps
Corporate
Adjusted EBITDA	$(9,342)	$(7,300)	$(2,042)	(28.0) %
Consolidated
Net sales	$376,661	$363,414	$13,247	3.6%
Adjusted EBITDA	37,093	45,903	(8,810)	(19.2)
Adjusted EBITDA % of net sales	9.8%	12.6%	(280) bps
Seating Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	July 1, 2016	June 26, 2015	$	%
Net sales	$44,680	$51,909	$(7,229)	(13.9	) %
Adjusted EBITDA	5,620	9,311	(3,691)	(39.6)
Adjusted EBITDA % of net sales	12.6%	17.9%	(530) bps
Net sales in the seating segment for the three months ended July 1, 2016 were $44.7 million, a decrease of $7.2 million or 13.9%, compared with $51.9 million for the three months ended June 26, 2015. On a constant currency basis (net negative currency impact of $0.1 million for the three months ended July 1, 2016), revenues decreased by $7.1 million for the three months ended July 1, 2016. The decrease in net sales for the three months ended July 1, 2016 was primarily due to decreases in volume in the turf care, construction, and motorcycle markets as well as lower pricing, partially offset by increase in volume in the power sports market.
Adjusted EBITDA for the three months ended July 1, 2016 decreased $3.7 million to $5.6 million (12.6% of net sales) from $9.3 million (17.9% of net sales) for the three months ended June 26, 2015. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The decrease in Adjusted EBITDA was primarily due to lower sales volume, lower pricing, higher labor and benefit costs, and operational inefficiencies resulting in higher material usage and lower labor productivity.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	July 1, 2016	June 26, 2015	$	%
Net sales	$96,630	$102,869	$(6,239)	(6.1	) %
Adjusted EBITDA	12,249	17,271	(5,022)	(29.1)
Adjusted EBITDA % of net sales	12.7%	16.8%	(410) bps
Net sales in the seating segment for the six months ended ended July 1, 2016 were $96.6 million, a decrease of $6.2 million or 6.1%, compared with $102.9 million for the six months ended ended June 26, 2015. On a constant currency basis (net negative currency impact of $0.2 million for the six months ended July 1, 2016), revenues decreased by $6.0 million for the six months ended ended July 1, 2016. The decrease in net sales for the six months ended July 1, 2016 was primarily due to decreases in volume in the turf care, construction, and motorcycle markets as well as lower pricing, partially offset by a volume increase in the power sports market.
Adjusted EBITDA for the six months ended ended July 1, 2016 decreased $5.0 million to $12.2 million (12.7% of net sales) from $17.3 million (16.8% of net sales) for the six months ended June 26, 2015. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The decrease in Adjusted EBITDA was primarily due to lower sales volume, lower pricing, higher labor and benefit costs, and operational inefficiencies resulting in higher material usage and lower labor productivity.

Finishing Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	July 1, 2016	June 26, 2015	$	%
Net sales	$53,148	$46,646	$6,502	13.9%
Adjusted EBITDA	7,634	6,727	907	13.5
Adjusted EBITDA % of net sales	14.4%	14.4%	—
Net sales in the finishing segment for the three months ended July 1, 2016 were $53.1 million, an increase of $6.5 million, or 13.9%, compared with $46.6 million for the three months ended June 26, 2015. On a constant currency basis (net negative currency impact of $0.3 million for the three months ended July 1, 2016), revenues increased by $6.8 million for the three months ended July 1, 2016. The increase in net sales resulted from the acquisition of DRONCO, which had net sales of $11.2 million during the three months ended July 1, 2016 compared to $3.5 million during the three months ended June 26, 2015, partially offset by lower volumes in industrial end markets in North America.
Adjusted EBITDA increased $0.9 million, or 13.5%, for the three months ended July 1, 2016 to $7.6 million (14.4% of net sales) compared with $6.7 million (14.4% of net sales) for the three months ended June 26, 2015. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The increase in Adjusted EBITDA for the three months ended July 1, 2016 was primarily due to the increase in net sales from the acquisition of DRONCO and savings in selling and administrative expenses resulting from the Company’s global cost reduction program, partially offset by lower sales volumes in industrial markets and lower pricing.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	July 1, 2016	June 26, 2015	$	%
Net sales	$103,424	$89,496	$13,928	15.6%
Adjusted EBITDA	12,863	13,038	(175)	(1.3)
Adjusted EBITDA % of net sales	12.4%	14.6%	(220) bps
Net sales in the finishing segment for the six months ended July 1, 2016 were $103.4 million, an increase of $13.9 million, or 15.6%, compared with $89.5 million for the six months ended June 26, 2015. On a constant currency basis (net negative currency impact of $1.6 million for the six months ended July 1, 2016), revenues increased by $15.5 million for the three months ended July 1, 2016. The increase in net sales resulted from the acquisition of DRONCO, which had net sales of $20.9 million during the six months ended July 1, 2016 compared to $3.5 million during the six months ended June 26, 2015, partially offset by lower volumes of industrial brush products globally.
Adjusted EBITDA decreased $0.2 million, or 1.3%, for the six months ended July 1, 2016 to $12.9 million (12.4% of net sales) compared with $13.0 million (14.6% of net sales) for the six months ended June 26, 2015. On a constant currency basis (net negative currency impact of $0.1 million for the six months ended July 1, 2016), Adjusted EBITDA decreased by $0.1 million for the six months ended July 1, 2016. The decrease in Adjusted EBITDA as a percentage of net sales for the six months ended July 1, 2016 primarily resulted from unfavorable product mix compared with 2015 and lower Adjusted EBITDA margins related to DRONCO, partially offset by savings in selling and administrative expenses resulting from the Company’s global cost reduction program.

Acoustics Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	July 1, 2016	June 26, 2015	$	%
Net sales	$63,225	$56,052	$7,173	12.8%
Adjusted EBITDA	6,758	7,338	(580)	(7.9)
Adjusted EBITDA % of net sales	10.7%	13.1%	(240) bps
Net sales in the acoustics segment for the three months ended July 1, 2016 were $63.2 million, an increase of $7.2 million, or 12.8%, compared with $56.1 million for the three months ended June 26, 2015. On a constant currency basis (net positive currency impact of $0.2 million for the three months ended July 1, 2016), revenues increased by $7.0 million for the three months ended July 1, 2016. The increase in net sales in the three months ended July 1, 2016 was due to higher volumes resulting from new platform awards with higher content per vehicle in North America, partially offset by lower pricing on existing platforms.
Adjusted EBITDA was $6.8 million (10.7% of net sales) in the three months ended July 1, 2016 compared with $7.3 million (13.1% of net sales) in the three months ended June 26, 2015. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The decreases in Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the quarter were primarily due to increased labor costs on lower productivity resulting from new platform volumes ramping up during the quarter and operational inefficiencies resulting in higher material usage, partially offset by higher volumes from new platforms and lower material costs.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	July 1, 2016	June 26, 2015	$	%
Net sales	$125,136	$106,973	$18,163	17.0%
Adjusted EBITDA	13,373	12,192	1,181	9.7
Adjusted EBITDA % of net sales	10.7%	11.4%	(70) bps
Net sales in the acoustics segment for the six months ended July 1, 2016 were $125.1 million, an increase of $18.2 million, or 17.0%, compared with $107.0 million for the six months ended June 26, 2015. Changes in foreign currency exchange rates did not significantly impact net sales. The increase in net sales in the six months ended July 1, 2016 was due to higher volumes resulting from new platform awards with higher content per vehicle in North America, partially offset by lower pricing on existing platforms.
Adjusted EBITDA was $13.4 million (10.7% of net sales) in the six months ended July 1, 2016 compared with $12.2 million (11.4% of net sales) in the six months ended June 26, 2015. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The increase in Adjusted EBITDA for the six months ended July 1, 2016 was primarily due to higher volumes with increased pricing on new platforms, lower material costs and reduced selling and administrative costs, partially offset by increased labor costs on lower productivity and operational inefficiencies.

Components Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	July 1, 2016	June 26, 2015	$	%
Net sales	$24,634	$32,971	$(8,337)	(25.3	) %
Adjusted EBITDA	3,337	5,529	(2,192)	(39.6)
Adjusted EBITDA % of net sales	13.5%	16.8%	(330) bps
Net sales in the components segment for the three months ended July 1, 2016 were $24.6 million, compared with $33.0 million for the three months ended June 26, 2015. The decrease of $8.3 million during the three months ended July 1, 2016 as compared with the second quarter of 2015 was primarily due to lower sales volumes of rail, general industrial, perforated and expanded metal products and smart utility meter components, and lower pricing of metal products.
Adjusted EBITDA decreased to $3.3 million (13.5% of net sales) for the three months ended July 1, 2016 compared with $5.5 million (16.8% of net sales) in the second quarter of 2015. The decrease in Adjusted EBITDA of $2.2 million was primarily due to lower volumes, unfavorable product mix and pricing, and increased selling and administrative expenses driven by higher healthcare costs, partially offset by lower raw material pricing.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	July 1, 2016	June 26, 2015	$	%
Net sales	$51,471	$64,076	$(12,605)	(19.7	) %
Adjusted EBITDA	7,950	10,702	(2,752)	(25.7)
Adjusted EBITDA % of net sales	15.4%	16.7%	(130) bps
Net sales in the components segment for the six months ended July 1, 2016 were $51.5 million, compared with $64.1 million for the six months ended June 26, 2015. The decrease of $12.6 million during the six months ended July 1, 2016 as compared with the six months ended June 26, 2015 was primarily due to lower sales volumes of general industrial, perforated, rail, and expanded metal products and smart utility meter components, and lower pricing of metal products.
Adjusted EBITDA decreased to $8.0 million (15.4% of net sales) for the six months ended July 1, 2016 compared with $10.7 million (16.7% of net sales) for the six months ended June 26, 2015. The decrease in Adjusted EBITDA of $2.8 million was primarily due to lower volumes, lower pricing, and increased selling and administrative expenses driven by higher healthcare costs, partially offset by lower raw material pricing.

Corporate

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	July 1, 2016	June 26, 2015	$	%
Adjusted EBITDA	$(4,595)	$(4,005)	$(590)	(14.7)%
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
The increase of $0.6 million in expense in the three months ended July 1, 2016 compared with the prior year primarily resulted from $1.5 million of increased third-party professional fees associated with investments in manufacturing and supply chain improvement initiatives and training and increased compensation expenses, partially offset by lower incentive compensation expense.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	July 1, 2016	June 26, 2015	$	%
Adjusted EBITDA	$(9,342)	$(7,300)	$(2,042)	(28.0)%
The increase of $2.0 million in expense in the six months ended July 1, 2016 compared with the prior year primarily resulted from $1.5 million of increased third-party professional fees associated with investments in manufacturing and supply chain improvement initiatives and training, increased compensation expenses, and executive relocation expenses.

Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of July 1, 2016, the Company had $41.3 million of available cash, $35.1 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $12.0 million available under revolving loan facilities that the Company maintains outside the U.S. As of July 1, 2016, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $4.9 million. Included in the Company’s consolidated cash balance of $41.3 million at July 1, 2016, is cash of $19.9 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures and debt service requirements.
Indebtedness
As of July 1, 2016, the Company’s total outstanding indebtedness of $430.7 million was comprised of aggregate term loans outstanding under its Senior Secured Credit Facilities of $400.8 million (net of a $5.5 million debt discount and deferred financing costs of $8.3 million), various foreign bank term loans and revolving loan facilities of $28.4 million and capital lease obligations of $1.5 million. No amounts were outstanding under the revolving credit facility portion of the Senior Secured Credit Facilities as of July 1, 2016.
As of December 31, 2015, the Company’s total outstanding indebtedness of $432.3 million was comprised of term loans outstanding under its U.S. credit agreement of $401.0 million (net of a $6.0 million debt discount and deferred financing costs of $9.1 million), various foreign bank term loans and revolving loan facilities of $29.7 million and capital lease obligations of $1.6 million. No borrowings were outstanding under the U.S. revolving loan facility at December 31, 2015.
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $28.4 million as of July 1, 2016, including borrowings of $26.9 million incurred by the Company’s subsidiaries in Germany, and borrowings totaled $29.7 million as of December 31, 2015, including borrowings of $27.6 million incurred by the Company’s subsidiaries in Germany.
In connection with the acquisition of DRONCO, the Company assumed $11.0 million of debt comprised of term loan borrowings totaling $8.5 million and revolving line of credit borrowings totaling $2.5 million. Borrowings bear interest at fixed and variable rates ranging from 2.3% to 4.6% and are subject to repayment in varying amounts through 2030. During the third quarter of 2015, the Company entered into a new $13.5 million term loan in Germany. Borrowings bear interest at a fixed rate of 2.25% and are subject to repayment in equal quarterly payments of approximately $0.4 million beginning September 30, 2017 through June 30, 2025. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and maximum leverage ratio, among others. The Company was in compliance with these covenants as of July 1, 2016.
Senior Secured Credit Facilities
General. On June 30, 2014 (the “Closing Date”), Jason Incorporated, as the borrower, entered into (i) the First Lien Credit Agreement, dated as of June 30, 2014, with Jason Partners Holdings Inc., Jason Holdings, Inc. I, a wholly-owned subsidiary of Jason Partners Holdings Inc. (“Intermediate Holdings”), Deutsche Bank AG New York Branch, as administrative agent (the “First Lien Administrative Agent”), the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “New First Lien Credit Agreement”) and (ii) the Second Lien Credit Agreement, dated as of June 30, 2014, with Jason Partners Holdings Inc., Intermediate Holdings, Deutsche Bank AG New York Branch, as administrative agent (the “Second Lien Administrative Agent”), the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “New Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “New Credit Agreements”).
The New First Lien Credit Agreement provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $304.6 million is outstanding as of July 1, 2016, and (ii) a revolving loan of up to $40.0 million (including revolving loans, a $10.0 million swingline loan sublimit and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the new first lien senior secured loan facilities (the “First Lien Credit Facilities”). The New Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million under the new second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”). On June 30, 2014, the full amount of the First Lien Term Loans and Second Lien Term Loans were drawn, and no revolving loans were drawn.

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
Interest Rate Hedge Contracts. To manage exposure to fluctuations in interest rates, the Company entered into Swaps in 2015 with notional values totaling $210 million at July 1, 2016 and December 31, 2015. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps have a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. The fair values of the Swaps totaled $5.4 million at July 1, 2016 and $0.3 million at December 31, 2015, respectively. As of July 1, 2016, $1.1 million was recorded in other current liabilities and $4.3 million was recorded in other long-term liabilities in the consolidated balance sheets. As of December 31, 2015, $0.3 million was recorded in other long-term liabilities in the consolidated balance sheets. In 2015 and in the six months ended July 1, 2016, there was no interest expense recognized. The Company will begin recognizing interest expense related to the interest rate hedge contracts in 2017.
Mandatory Prepayment. Subject to certain exceptions, the Senior Secured Credit Facilities are subject to mandatory prepayments in amounts equal to: (1) a percentage of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Jason Incorporated or any of its Restricted Subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from the issuance or incurrence of debt by Jason Incorporated or any of its Restricted Subsidiaries (other than indebtedness permitted by the Senior Secured Credit Facilities); and (3) 75% (with step-downs to 50%, 25% and 0% based upon achievement of specified consolidated first lien net leverage ratios under the First Lien Credit Facilities and specified consolidated total net leverage ratios under the Second Lien Term Facility) of annual excess cash flow of Jason Incorporated and its Restricted Subsidiaries. With respect to the Second Lien Term Facility, (i) any prepayments made prior to the one year anniversary of the Closing Date would have been subject to a 3.00% prepayment premium, (ii) any prepayments made on or after the first anniversary of the Closing Date, but prior to the second anniversary of the Closing Date, would have been subject to a 2.00% prepayment premium and (iii) any prepayments made on or after the second anniversary of the Closing Date, but prior to the third anniversary of the Closing Date, will be subject to a 1.00% prepayment premium. Other than the prepayment premiums and penalties described above and the payment of customary “breakage” costs, Jason Incorporated may voluntarily prepay outstanding loans at any time.

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
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed 25 percent, or $10.0 million, of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 5.25 to 1.00, with periodic decreases to 4.50 to 1.00 on December 31, 2017 and thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable. As of July 1, 2016 the consolidated first lien net leverage ratio was 5.02 to 1.00 on a pro forma trailing twelve-month basis calculated in accordance with the respective provisions of the New Credit Agreements which allow the inclusion of certain pro forma adjustments and exclusion of certain specified or non recurring costs and expenses. The aggregate outstanding amount of all revolving loans, swingline loans and certain letters of credit was less than 25 percent of revolving credit commitments at July 1, 2016. If the Company is unable to maintain its first lien net leverage ratio below 5.25 as of September 30, 2016 or 5.00 as of December 31, 2016 and if it utilizes more than 25% of the revolving credit commitments it would be in default of its senior secured credit facilities and subject to the conditions described under “Events of Default” below.  The Company believes that it has adequate liquidity, will generate adequate cash from operations and does not currently foresee a need to borrow under its revolving credit agreement. As of July 1, 2016, the Company was in compliance with the financial covenants contained in its credit agreements.
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
Series A Preferred Stock
Holders of the 45,000 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock. For the six months ended July 1, 2016, the Company paid a total of $2.7 million of dividends, with a dividend of $20.00 per share on January 1, 2016, April 1, 2016, and July 1, 2016 to holders of record on November 15, 2015, February 15, 2016, and May 15, 2016, respectively.
Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”) as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable. NOWC as a percentage of rolling twelve month net sales was 14.9% as of July 1, 2016 and 14.5% as of December 31, 2015. Excluding NOWC of $6.7 million associated with DRONCO which was acquired on May 29, 2015, NOWC as a percentage of rolling twelve month sales, excluding sales attributable to DRONCO, was 14.0% as of December 31, 2015. Set forth below is a table summarizing NOWC as of July 1, 2016 and December 31, 2015.

(in thousands)	July 1, 2016	December 31, 2015
Accounts receivable—net	$96,423	$79,088
Inventories	78,453	80,432
Accounts payable	(70,015)	(56,838)
NOWC	$104,861	$102,682
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
Capital expenditures during the six months ended July 1, 2016 were $12.1 million, or 3.2% of net sales. Capital expenditures for 2016 are expected to be approximately 3.0% of net sales, but could vary from that depending on business performance, growth opportunities, and the amount of assets we lease instead of purchase. The Company finances its annual capital requirements with funds generated from operations.
Warrant Repurchase
In February 2015, our Board of Directors authorized the purchase of up to $5.0 million of our outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the six months ended July 1, 2016.

Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 1, 2016 and the Six Months Ended June 26, 2015

	Six Months Ended
(in thousands)	July 1, 2016	June 26, 2015
Cash flows provided by operating activities	$20,777	$21,503
Cash flows used in investing activities	(9,213)	(50,108)
Cash flows (used in) provided by financing activities	(6,120)	830
Effect of exchange rate changes on cash and cash equivalents	(62)	(1,537)
Net increase (decrease) in cash and cash equivalents	5,382	(29,312)
Cash and cash equivalents at beginning of period	35,944	62,279
Cash and cash equivalents at end of period	$41,326	$32,967
Depreciation and amortization	$21,637	$21,887
Capital expenditures	12,129	15,318

Cash Flows Provided by Operating Activities
For the six months ended July 1, 2016, cash flows provided by operating activities were $20.8 million compared to $21.5 million for the six months ended June 26, 2015. The cash flows provided by operating activities were primarily the result of the net loss of $5.4 million adjusted for non-cash items of $15.3 million related to depreciation, $6.3 million related to amortization of intangible assets, $1.5 million related to amortization of deferred financing costs and debt discounts, and $0.7 million related to loss on disposals of property, plant, and equipment - net, partially offset by a decrease of $1.4 million of non-cash share-based compensation and a decrease of $2.3 million in deferred taxes. As compared to net loss adjusted for non-cash items for the six months ended June 26, 2015, this resulted in decreased cash flows provided by operating activities of $6.9 million.
Changes in net operating working capital increased operating cash flow by $11.3 million during the six months ended July 1, 2016, driven by management of accounts receivable, accounts payable, and inventory balances across business segments. Other significant items impacting cash flows provided by operating activities included incremental cash outflows for interest related to the timing of the cutoff of the quarterly periods year-over-year as well as additional cash outflows for income taxes, offset by dividends received from joint ventures and cash inflows related to payments on tooling projects which reduced other current asset balances.

Cash Flows Used in Investing Activities
Cash flows used in investing activities were $9.2 million for the six months ended July 1, 2016 compared to $50.1 million for the six months ended June 26, 2015. The decrease in cash flows used in investing activities was primarily the result of the DRONCO acquisition. On May 29, 2015, the Company paid cash consideration of $34.4 million, net of cash acquired, to obtain all outstanding shares of DRONCO. Proceeds from disposal of property, plant and equipment and other assets also resulted in a decrease of $3.0 million in cash flows used in investing activities, primarily due to the sale of a building in the seating segment in the second quarter of 2016.
Cash Flows (Used in) Provided by in Financing Activities
Cash flows used in financing activities were $6.1 million for the six months ended July 1, 2016 compared with cash flows provided by financing activities of $0.8 million for the six months ended June 26, 2015. The increase in cash flows used in financing activities was driven by $4.9 million of higher payments of other long-term debt in Germany. Additionally, there was an increase of $0.8 million of payments for the First Lien term loan as well as $0.9 million of higher payments for preferred stock dividends, both of which were primarily the result of the cutoff of the fiscal quarter-end compared with the prior year.
Depreciation and Amortization
Depreciation and amortization totaled $21.6 million for the six months ended July 1, 2016, compared with $21.9 million for the six months ended June 26, 2015. Depreciation and amortization for the six months ended July 1, 2016 is slightly lower than incurred by the Company in the prior period as a result of lower amortization due to the impairment of certain seating segment intangible assets during the fourth quarter of 2015, partially offset by higher depreciation due to capital expenditures and the acquisition of DRONCO.
Capital Expenditures
Capital expenditures totaled $12.1 million for the six months ended July 1, 2016, compared with $15.3 million for the six months ended June 26, 2015.
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
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 8, 2016 for the year ended December 31, 2015 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported above, management believes that as of July 1, 2016 and during the period from April 2, 2016 through July 1, 2016, there has been no material change to this information.
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
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $110.3 million, or 29%, of our sales originated in a currency other than the U.S. dollar during the first six months of 2016. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the six months ended July 1, 2016, sales denominated in Euros approximated $69 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $6.9 million, respectively, and the change in our net (loss) income would not be material. The net assets and liabilities of our non-U.S. subsidiaries, which totaled approximately $97 million as of July 1, 2016, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive income at July 1, 2016 resulted in a decrease to shareholders’ equity of $19.4 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled over an extended period, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of July 1, 2016, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of July 1, 2016, long-term debt denominated in currencies other than the USD totaled approximately $27.3 million.
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
As of July 1, 2016, the Company has entered into various interest rate swaps in order to mitigate a portion of the variable rate interest exposure. The Company is counterparty to certain interest rate swaps with a total notional amount of $210.0 million entered into in November 2015 in order to mitigate a portion of the variable interest rate exposure. These swaps are scheduled to mature in June 2020. Under the terms of the agreement, the Company swapped one month LIBOR rates for a fixed interest rate, resulting in the payment of a fixed LIBOR rate of 2.08% on a notional amount of $210.0 million.
Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering (“VAVE”) initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of July 1, 2016, the Company did not have any commodity hedging instruments in place.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended July 1, 2016:

2016 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2 to May 6	—	—	—	N/A
May 7 - June 3	—	—	—	N/A
June 4 - July 1	24,941	$3.61	—	N/A
Total	24,941	$3.61	—
(a) Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (1) have the Company reduce the number of shares otherwise deliverable or (2) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the six months ended July 1, 2016, the Company withheld 33,486 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit awards.
(b) The Company is not currently participating in a share repurchase program. In February 2015, the Board of Directors authorized the purchase of up to $5.0 million of outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the six months ended July 1, 2016.

ITEM 6. EXHIBITS
Reference is made to the separate exhibit index following the signature page herein.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASON INDUSTRIES, INC.

Dated: August 4, 2016	/s/ Jeffry N. Quinn
Jeffry N. Quinn Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2016	/s/ Sarah C. Lauber
Sarah C. Lauber Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
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