Form 10-Q
period 2017-03-31
Jason Industries, Inc.
filed 2017-05-04
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of April 30, 2017, there were 25,918,051 shares of common stock of the Company issued and outstanding.

JASON INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016
Net sales	$175,193	$190,974
Cost of goods sold	140,429	153,083
Gross profit	34,764	37,891
Selling and administrative expenses	26,656	32,301
(Gain) loss on disposals of property, plant and equipment - net	(330)	703
Restructuring	681	2,717
Operating income	7,757	2,170
Interest expense	(8,366)	(8,024)
Equity income	143	169
Other income - net	113	118
Loss before income taxes	(353)	(5,567)
Tax provision (benefit)	28	(2,551)
Net loss	(381)	(3,016)
Less net gain (loss) attributable to noncontrolling interests	5	(510)
Net loss attributable to Jason Industries	(386)	(2,506)
Accretion of preferred stock dividends	918	900
Net loss available to common shareholders of Jason Industries	$(1,304)	$(3,406)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.05)	$(0.15)

Weighted average number of common shares outstanding:
Basic and diluted	25,784	22,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016
Net loss	$(381)	$(3,016)
Other comprehensive income:
Foreign currency translation adjustments	1,172	3,276
Net change in unrealized gains (losses) on cash flow hedges, net of tax provision (benefit) of $194 and ($1,284), respectively	313	(2,099)
Total other comprehensive income	1,485	1,177
Comprehensive income (loss)	1,104	(1,839)
Less: Comprehensive income (loss) attributable to noncontrolling interests	43	(311)
Comprehensive income (loss) attributable to Jason Industries	$1,061	$(1,528)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$41,476	$40,861
Accounts receivable - net of allowances for doubtful accounts of $3,185 at March 31, 2017 and $3,392 at December 31, 2016	88,156	77,837
Inventories - net	71,396	73,601
Other current assets	17,512	17,866
Total current assets	218,540	210,165
Property, plant and equipment - net of accumulated depreciation of $75,748 at March 31, 2017 and $70,484 at December 31, 2016	175,111	178,318
Goodwill	42,388	42,157
Other intangible assets - net	141,468	144,258
Other assets - net	9,695	9,433
Total assets	$587,202	$584,331

Liabilities and Shareholders' Deficit
Current liabilities
Current portion of long-term debt	$8,523	$8,179
Accounts payable	60,208	61,160
Accrued compensation and employee benefits	16,529	13,207
Accrued interest	137	191
Other current liabilities	25,247	24,807
Total current liabilities	110,644	107,544
Long-term debt	417,734	416,945
Deferred income taxes	40,237	42,747
Other long-term liabilities	19,930	19,881
Total liabilities	588,545	587,117

Commitments and contingencies (Note 12)

Shareholders' Deficit
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 46,814 shares issued and outstanding at March 31, 2017, including 915 shares declared on March 14, 2017 and issued on April 1, 2017, and 45,899 shares issued and outstanding at December 31, 2016, including 899 shares declared on December 15, 2016 and issued on January 1, 2017)	46,814	45,899
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized; issued and outstanding: 25,898,257 shares at March 31, 2017 and 24,802,196 shares at December 31, 2016)	3	2
Additional paid-in capital	145,911	144,666
Retained deficit	(163,262)	(162,876)
Accumulated other comprehensive loss	(30,809)	(30,372)
Shareholders’ deficit attributable to Jason Industries	(1,343)	(2,681)
Noncontrolling interests	—	(105)
Total shareholders' deficit	(1,343)	(2,786)
Total liabilities and shareholders' deficit	$587,202	$584,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016
Cash flows from operating activities
Net loss	$(381)	$(3,016)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,788	7,218
Amortization of intangible assets	3,060	3,079
Amortization of deferred financing costs and debt discount	752	752
Equity income	(143)	(169)
Deferred income taxes	(2,672)	(1,880)
(Gain) loss on disposals of property, plant and equipment - net	(330)	703
Share-based compensation	349	576
Net increase (decrease) in cash due to changes in:
Accounts receivable	(9,985)	(18,238)
Inventories	2,513	2,164
Other current assets	318	2,202
Accounts payable	(898)	10,755
Accrued compensation and employee benefits	3,615	6,729
Accrued interest	(54)	75
Accrued income taxes	1,336	(1,057)
Other - net	(1,367)	376
Total adjustments	3,282	13,285
Net cash provided by operating activities	2,901	10,269
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	674	91
Payments for property, plant and equipment	(3,396)	(6,449)
Acquisitions of patents	(33)	(31)
Net cash used in investing activities	(2,755)	(6,389)
Cash flows from financing activities
Payments of First Lien term loan	(775)	(775)
Proceeds from other long-term debt	2,555	2,874
Payments of other long-term debt	(1,520)	(2,630)
Payments of preferred stock dividends	(1)	(1,800)
Other financing activities - net	(7)	(35)
Net cash provided by (used in) financing activities	252	(2,366)
Effect of exchange rate changes on cash and cash equivalents	217	(76)
Net increase in cash and cash equivalents	615	1,438
Cash and cash equivalents, beginning of period	40,861	35,944
Cash and cash equivalents, end of period	$41,476	$37,382
Supplemental disclosure of cash flow information
Non-cash investing activities:
Property, plant and equipment acquired through additional liabilities	$479	$709
Non-cash financing activities:
Accretion of preferred stock dividends	$3	$—
Non-cash preferred stock created from dividends declared	$915	$—
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	$62	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ (Deficit) Equity
(In thousands) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Deficit Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Shareholders' Deficit
Balance at December 31, 2016	$45,899	$2	$144,666	$(162,876)	$(30,372)	$(2,681)	$(105)	$(2,786)
Dividends declared	915	—	(918)	—	—	(3)	—	(3)
Share-based compensation	—	—	349	—	—	349	—	349
Tax withholding related to vesting of restricted stock units	—	—	(7)	—	—	(7)	—	(7)
Net loss	—	—	—	(386)	—	(386)	5	(381)
Foreign currency translation adjustments	—	—	—	—	1,136	1,136	36	1,172
Net changes in unrealized losses on cash flow hedges, net of tax	—	—	—	—	311	311	2	313
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	—	1	1,821	—	(1,884)	(62)	62	—
Balance at March 31, 2017	$46,814	$3	$145,911	$(163,262)	$(30,809)	$(1,343)	$—	$(1,343)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity Attributable to Jason Industries	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2015	$45,000	$2	$143,533	$(95,997)	$(21,456)	$71,082	$13,912	$84,994
Dividends declared	—	—	(900)	—	—	(900)	—	(900)
Share-based compensation	—	—	576	—	—	576	—	576
Tax withholding related to vesting of restricted stock units	—	—	(35)	—	—	(35)	—	(35)
Net loss	—	—	—	(2,506)	—	(2,506)	(510)	(3,016)
Foreign currency translation adjustments	—	—	—	—	2,723	2,723	553	3,276
Net changes in unrealized losses on cash flow hedges, net of tax	—	—	—	—	(1,745)	(1,745)	(354)	(2,099)
Balance at April 1, 2016	$45,000	$2	$143,174	$(98,503)	$(20,478)	$69,195	$13,601	$82,796
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

1.	Description of Business and Basis of Presentation
Description of Business
Jason Industries, Inc. (“Jason Industries”), including its subsidiaries (collectively, the “Company”), is a global industrial manufacturing company with four reportable segments: finishing, components, seating, and acoustics. The segments have operations within the United States and 13 foreign countries. The finishing segment focuses on the production of industrial brushes, buffing wheels, buffing compounds and abrasives that are used in a broad range of industrial and infrastructure applications. The components segment is a diversified manufacturer of expanded and perforated metal components, slip resistant surfaces and subassemblies for smart utility meters. The seating segment supplies seating solutions to equipment manufacturers in the motorcycle, lawn and turf care, industrial, agricultural, construction and power sports end markets. The acoustics segment manufactures engineered non-woven, fiber-based acoustical products for the automotive industry.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. For additional information, including the Company’s significant accounting policies, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length, ending on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2017, the Company’s fiscal quarters are comprised of the three months ending March 31, June 30, September 29 and December 31. In 2016, the Company’s fiscal quarters were comprised of the three months ended April 1, July 1, September 30 and December 31.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.
Recently issued accounting standards
Accounting standards adopted in the current fiscal period
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under ASU 2015-11, inventory is measured at the “lower of cost and net realizable value” and options that formerly existed for “market value” were eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. The Company adopted ASU 2015-11 effective January 1, 2017 on a prospective basis. There was an insignificant impact to the reported condensed consolidated financial statements for the period ended March 31, 2017.
In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”).  This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment.  Under the new guidance, the amount of goodwill impairment will be determined by the amount the carrying value of the reporting unit exceeds its fair value.  ASU 2017-04 is required to be applied on a prospective basis.  The Company adopted ASU 2017-04 effective January 1, 2017.  The adoption of this standard did not impact the Company’s condensed consolidated financial statements, as no triggering events or indicators of potential impairment were identified during the three months ended March 31, 2017 and the Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Accounting standards to be adopted in future fiscal periods
In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers” (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2018 fiscal year. In 2016 and 2017, the FASB issued several ASU’s related to ASU 2014-09, which simplify and provide additional guidance to companies for implementation of the standard. The Company is evaluating the recently issued guidance on practical expedients in order to select a transition method. The Company is also assessing the impact that ASU 2014-09 will have on its consolidated financial statements and disclosures. This evaluation includes completing an inventory of revenue streams by like contracts to allow for ease of implementation, monitoring developments for the manufacturing industry, and evaluating potential changes to our business processes, systems, and controls to support the recognition and disclosure under the new standard.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”).  This standard requires the presentation of the service cost component of net periodic pension and postretirement benefit costs (“Pension Costs”) within operations and all other components of Pension Costs outside of income from operations within the Company’s condensed consolidated statements of operations.  In addition, only the service cost component of Pension Costs will be allowed for capitalization as an asset within the Company’s condensed consolidated balance sheets.  ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period.  The standard is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of Pension Costs and on a prospective basis for the capitalization of the service cost component of Pension Costs.  The Company intends to adopt this standard at the beginning of its 2018 fiscal year and has determined that this standard will not have a significant impact on its condensed consolidated financial statements.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

2.	Restructuring Costs
On March 1, 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program (the “2016 program”). The 2016 program, as used herein, refers to costs related to various restructuring activities across business segments. This includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities were ongoing throughout 2016 and the first quarter of 2017 and are expected to be completed by the end of 2017.
The following table presents the restructuring costs recognized by the Company under the 2016 program by reportable segment. The 2016 program began in the first quarter of 2016 and as such, the cumulative restructuring charges represent the cumulative charges incurred since the inception of the 2016 program through March 31, 2017. The other costs incurred under the 2016 program in the first quarter of 2017 primarily include charges related to the consolidation of two U.S. plants within the components segment and exit costs related to the wind down of the finishing segment’s facility in São Bernardo do Campo, Brazil. Based on the announced restructuring actions to date, the Company expects to incur a total of approximately $10 million under the 2016 program. These restructuring costs are presented separately on the condensed consolidated statements of operations.

2016 Program	Finishing	Components	Seating	Acoustics	Corporate	Total
Restructuring charges - three months ended March 31, 2017:
Severance costs	$7	$—	$(17)	$25	$—	$15
Lease termination costs	20	—	—	63	—	83
Other costs	102	364	—	117	—	583
Total	$129	$364	$(17)	$205	$—	$681

Restructuring charges - three months ended April 1, 2016:
Severance costs	$1,247	$557	$—	$741	$68	$2,613
Lease termination costs	104	—	—	—	—	104
Other costs	—	—	—	—	—	—
Total	$1,351	$557	$—	$741	$68	$2,717

Cumulative restructuring charges - period ended March 31, 2017:
Severance costs	$3,294	$378	$59	$1,002	$597	$5,330
Lease termination costs	364	—	—	63	—	427
Other costs	1,105	878	—	173	—	2,156
Total	$4,763	$1,256	$59	$1,238	$597	$7,913

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table represents the restructuring liabilities, including both the 2016 program and previous activities:

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2016	$1,281	$333	$1,085	$2,699
Current period restructuring charges	15	83	583	681
Cash payments	(621)	(194)	(582)	(1,397)
Foreign currency impact	20	—	35	55
Balance - March 31, 2017	$695	$222	$1,121	$2,038

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2015	$594	$1,038	$—	$1,632
Current period restructuring charges	2,613	104	—	2,717
Cash payments	(1,195)	(344)	—	(1,539)
Balance - April 1, 2016	$2,012	$798	$—	$2,810
The following table presents the classification of the restructuring liabilities on the condensed consolidated balance sheets. At March 31, 2017 and December 31, 2016, the accrual for lease termination costs relates to restructuring costs associated with a 2016 lease termination in the finishing segment. At March 31, 2017 and December 31, 2016, the accrual for other costs primarily relates to a loss contingency for certain employment matter claims within the finishing segment due to the closure of a facility in São Bernardo do Campo, Brazil. See further discussion within Note 12, “Commitments and Contingencies”.

	March 31, 2017				December 31, 2016
	Severance costs	Lease termination costs	Other costs	Total	Severance costs	Lease termination costs	Other costs	Total
Restructuring liabilities:
Recorded in other current liabilities	$695	$222	$1,121	$2,038	$1,281	$333	$1,085	$2,699

3.	Inventories
Inventories consisted of the following:

	March 31, 2017	December 31, 2016
Raw material	$37,245	$37,222
Work-in-process	4,898	4,175
Finished goods	29,253	32,204
Total inventories	$71,396	$73,601

4.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, all of which is within the Company’s finishing segment, was as follows:

Balance as of December 31, 2016	$42,157
Foreign currency impact	231
Balance as of March 31, 2017	$42,388

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The Company’s other intangible assets - net consisted of the following:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$1,911	$(443)	$1,468	$1,880	$(366)	$1,514
Customer relationships	110,258	(18,647)	91,611	110,090	(16,630)	93,460
Trademarks and other intangibles	57,855	(9,466)	48,389	57,744	(8,460)	49,284
Total other intangible assets - net	$170,024	$(28,556)	$141,468	$169,714	$(25,456)	$144,258

5.	Debt and Hedging Instruments
The Company’s debt consisted of the following:

	March 31, 2017	December 31, 2016
First Lien Term Loans	$302,250	$303,025
Second Lien Term Loans	110,000	110,000
Debt discount on Term Loans	(4,750)	(5,002)
Deferred financing costs on Term Loans	(7,107)	(7,503)
Foreign debt	24,665	23,303
Capital lease obligations	1,199	1,301
Total debt	426,257	425,124
Less: Current portion	(8,523)	(8,179)
Total long-term debt	$417,734	$416,945

Senior Secured Credit Facilities
As of March 31, 2017, the Company’s U.S. credit facility (the “Senior Secured Credit Facilities”) included (i) term loans in an aggregate principal amount of $310.0 million (“First Lien Term Loans”) maturing in 2021, of which $302.3 million is outstanding, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing in 2022, and (iii) a revolving loan of up to $40.0 million (“Revolving Credit Facility”) maturing in 2019.
The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to $0.8 million, with the balance payable at maturity. At the Company’s election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the “prime rate” of Deutsche Bank AG New York Branch, (b) the federal funds effective rate plus 0.50% or (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings under the First Lien Term Facility and Second Lien Term Facility are subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility may be subject to adjustment based upon Jason Incorporated’s (an indirect wholly-owned subsidiary of the Company) consolidated first lien net leverage ratio.
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

At March 31, 2017, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 5.6% and 9.1%, respectively. At March 31, 2017, the Company had a total of $34.9 million of availability for additional borrowings under the Revolving Credit Facility since the Company had no outstanding borrowings and letters of credit outstanding of $5.1 million, which reduce availability under the facility.
Under the Senior Secured Credit Facilities, the Company is subject to mandatory prepayments if certain requirements are met. The mandatory prepayment is in excess of regular current installments due. At March 31, 2017 and December 31, 2016, a mandatory prepayment of $1.9 million under the Senior Secured Credit Facilities was included within the current portion of long-term debt in the condensed consolidated balance sheets. The mandatory prepayment of $1.9 million was paid on April 10, 2017.
Foreign debt
The Company has the following foreign debt obligations, including various overdraft facilities and term loans:

	March 31, 2017	December 31, 2016
Germany	$23,270	$21,469
Mexico	700	850
India	683	834
Other	12	150
Total foreign debt	$24,665	$23,303
These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.1 million to $12.8 million and $0.1 million to $12.6 million as of March 31, 2017 and December 31, 2016, respectively. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and/or maximum leverage ratio, among others. The Company was in compliance with these covenants as of March 31, 2017.
The foreign debt obligations in Germany primarily relate to term loans within our finishing segment of $19.3 million at March 31, 2017 and $19.3 million at December 31, 2016. The borrowings bear interest at fixed and variable rates ranging from 2.3% to 4.6% and are subject to repayment in varying amounts through 2030.
Interest Rate Hedge Contracts
The Company is exposed to certain financial risks relating to fluctuations in interest rates. To manage exposure to such fluctuations, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at March 31, 2017 and December 31, 2016. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the three months ended March 31, 2017, the Company recognized $0.6 million of interest expense related to the Swaps. There was no interest expense recognized in 2016. The Company expects to recognize interest expense of $1.5 million related to the Swaps in the next 12 months.
The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was $1.5 million at March 31, 2017 and $2.0 million at December 31, 2016, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	March 31, 2017	December 31, 2016
Interest rate swaps:
Recorded in other current liabilities	$1,503	$1,916
Recorded in other long-term liabilities	40	133
Total derivatives designated as hedging instruments	$1,543	$2,049

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

6.	Share-Based Compensation
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
There were 3,473,435 shares of common stock reserved and authorized for issuance under the 2014 Plan. At March 31, 2017, there were 802,763 shares of common stock that remained authorized and available for future grants.
The Company recognized the following share-based compensation expense:

	Three Months Ended
	March 31, 2017	April 1, 2016
Restricted stock units	$343	$254
Adjusted EBITDA vesting awards	—	20
Stock price vesting awards	6	29
ROIC vesting awards	—	45
Subtotal	349	348
Impact of accelerated vesting	—	228
Total share-based compensation expense (income)	$349	$576

Total income tax benefit recognized	$133	$214
As of March 31, 2017, total unrecognized compensation cost related to share-based compensation awards was approximately $0.8 million, which the Company expects to recognize over a weighted average period of approximately 1.4 years.
The following table sets forth the restricted and performance share unit activity:

			Performance Share Units
	Restricted Stock Units		Adjusted EBITDA Vesting Awards		Stock Price Vesting Awards		ROIC Vesting Awards
	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2016	554	$5.22	723	$9.67	341	$2.85	513	$3.65
Granted	30	1.45	—	—	—	—	—	—
Issued	(17)	3.43	—	—	—	—	—	—
Deferred	—	—	—	—	—	—	—	—
Forfeited	(3)	3.46	—	—	(141)	3.54	(10)	3.46
Outstanding at March 31, 2017	564	$5.08	723	$9.67	200	$2.37	503	$3.66
Restricted Stock Units
As of March 31, 2017, there was $0.8 million of unrecognized share-based compensation expense related to 435,200 RSU awards, with a weighted-average grant date fair value of $4.35, that are expected to vest over a weighted-average period of 1.4 years. Included within the 564,312 RSU awards outstanding as of March 31, 2017 are 129,112 RSU awards for members

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

of our Board of Directors which have vested and issuance of the shares has been deferred, with a weighted-average grant date fair value of $7.53.
In connection with the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the three months ended March 31, 2017 and April 1, 2016, there were 4,279 and 8,545 shares, respectively, withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ equity.
Performance Share Units
Adjusted EBITDA Vesting Awards
During the second quarter of 2016, the Company lowered its estimated vesting of Adjusted EBITDA based performance share unit awards with a three year measurement period ending June 30, 2017 from 62.5% of target, or 301,382 shares, to an estimated vesting of 0% of target, or 0 shares. As of March 31, 2017, there was no unrecognized compensation expense related to cumulative Adjusted EBITDA based vesting performance share unit awards expected to be recognized in subsequent periods.
Stock Price Vesting Awards
As of March 31, 2017, there was an immaterial amount of unrecognized compensation expense related to stock price based performance share unit awards, which is expected to be recognized over a weighted average period of 0.2 years.
ROIC Vesting Awards
During the fourth quarter of 2016, the Company lowered its estimated vesting of ROIC (return on invested capital) based performance share unit awards with a three year measurement period ending on December 31, 2018 from 100% of target, or 335,057 shares, to an estimated payout of 0% of target or 0 shares. As of March 31, 2017, there was no unrecognized compensation expense related to ROIC based vesting performance share unit awards expected to be recognized in subsequent periods.

7.	Earnings per Share
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the anti-dilutive shares was as follows:

	Three Months Ended
	March 31, 2017	April 1, 2016
Net loss per share attributable to Jason Industries common shareholders
Basic and diluted loss per share	$(0.05)	$(0.15)

Numerator:
Net loss available to common shareholders of Jason Industries	$(1,304)	$(3,406)
Denominator:
Basic and diluted weighted-average shares outstanding	25,784	22,388

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock	13,994	13,994
Conversion of Series A 8% Perpetual Convertible Preferred (1)	3,728	3,653
Conversion of JPHI rollover shares convertible to Jason Industries common stock (2)	239	3,486
Restricted stock units	548	302
Performance share units	1,463	1,185
Total	19,972	22,620

(1)
Includes the impact of 915 additional Series A Preferred Stock shares from a stock dividend declared on March 14, 2017 paid in additional shares of Series A Preferred Stock on April 1, 2017. The Company included the preferred stock within the consolidated balance sheets as of the declaration date.

(2)	Includes the impact of the exchange by certain Rollover Participants of their JPHI stock for Company common stock in the first quarter of 2017.
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

8.	Income Taxes
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
The effective tax rate was (7.9)% and 45.8% for the three months ended March 31, 2017 and April 1, 2016, respectively. The effective income tax rate for both 2017 and 2016 reflects the benefits of tax losses at the higher U.S. Federal statutory rate, taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. Federal statutory rate, and discrete items. The net discrete tax provision was $0.2 million for the three months ended March 31, 2017. The net discrete tax provision was a result of the vesting and forfeiture of restricted stock units for which no tax benefit will be realized. The net discrete tax provision was $0.1 million for the three months ended April 1, 2016.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The amount of gross unrecognized tax benefits was $2.0 million and $1.9 million as of March 31, 2017 and December 31, 2016, respectively, of which $1.7 million and $1.6 million, respectively, would reduce the Company’s effective tax rate if recognized.
During the next twelve months, the Company believes it is reasonably possible that the amount of unrecognized tax benefits could decrease by $0.1 million. The Company recognizes interest and penalties related to tax matters in its tax provision. The Company has an immaterial amount of accrued interest and penalties that were recognized as a component of the income tax provision as of March 31, 2017 and December 31, 2016.

9.	Shareholders' (Deficit) Equity
The changes in the components of accumulated other comprehensive loss, net of taxes, for the three months ended March 31, 2017 and April 1, 2016 were as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains (losses) on cash flow hedges	Total
Balance at December 31, 2016	$(1,777)	$(27,404)	$(1,191)	$(30,372)
Other comprehensive income (loss) before reclassifications	—	1,136	(42)	1,094
Amounts reclassified from accumulated other comprehensive loss	—	—	353	353
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	(113)	(1,698)	(73)	(1,884)
Balance at March 31, 2017	$(1,890)	$(27,966)	$(953)	$(30,809)

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains (losses) on cash flow hedges	Total
Balance at December 31, 2015	$(1,051)	$(20,237)	$(168)	$(21,456)
Other comprehensive income (loss) before reclassifications	—	2,723	(1,745)	978
Balance at April 1, 2016	$(1,051)	$(17,514)	$(1,913)	$(20,478)
The Company did not reclassify any amounts from accumulated other comprehensive loss to earnings for the three months ended April 1, 2016.
Series A Preferred Stock Dividends
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the three months ended March 31, 2017:

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2017	November 15, 2016	$20.00	$900	899
On March 14, 2017, the Company announced a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on April 1, 2017 to holders of record on February 15, 2017. As of March 31, 2017, the Company has recorded the 915 additional Series A Preferred Stock shares declared for the dividend of $0.9 million within preferred stock in the condensed consolidated balance sheets.
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.
On June 30, 2014, the Company and Jason Partners Holdings Inc. (“Jason”) completed a transaction in which JPHI, a majority owned subsidiary of the Company, acquired all of the capital stock of Jason from its current owners (the “Business Combination”). The purchase price included the contribution of Jason common stock to JPHI by certain former owners, directors and management of Jason (collectively, the “Rollover Participants”) in exchange for JPHI stock. Following the consummation of the Business Combination, Jason became an indirect majority-owned subsidiary of the Company, with the Company then owning approximately 83.1 percent of JPHI and the Rollover Participants then owning a noncontrolling interest

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

of approximately 16.9 percent of JPHI. The Rollover Participants received 3,485,623 shares of JPHI, which were exchangeable on a one-for-one basis for shares of common stock of the Company.
In November and December 2016, certain Rollover Participants exchanged 2,401,616 shares of JPHI stock for Company common stock, which decreased the noncontrolling interest to 6.0 percent. As of December 31, 2016, 1,084,007 shares of JPHI stock were outstanding with the Rollover Participants. In the first quarter of 2017, certain Rollover participants exchanged the remaining 1,084,007 shares of JPHI stock for Company common stock, which decreased the noncontrolling interest to 0 percent, and no shares of JPHI stock remain outstanding as of March 31, 2017. The decreases to the noncontrolling interest as a result of the exchanges resulted in increases in both accumulated other comprehensive loss and additional paid-in capital to reflect the Company’s increased ownership in JPHI.

10.	Business Segments, Geographic and Customer Information
The Company’s business activities are organized around and aggregated into reportable segments based on their similar economic characteristics, products, production processes, types of customers and distribution methods. The Company has four reportable segments: finishing, components, seating and acoustics.
Net sales information relating to the Company’s reportable segments was as follows:

	Three Months Ended
	March 31, 2017	April 1, 2016
Finishing	$49,476	$50,276
Components	21,117	26,837
Seating	47,373	51,950
Acoustics	57,227	61,911
Net Sales	$175,193	$190,974
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated income before taxes:

	Three Months Ended
	March 31, 2017	April 1, 2016
Segment Adjusted EBITDA
Finishing	$7,067	$5,229
Components	2,720	4,613
Seating	5,530	6,629
Acoustics	6,721	6,615
Total segment Adjusted EBITDA	$22,038	$23,086
Interest expense	(336)	(422)
Depreciation and amortization	(9,763)	(10,205)
Gain (loss) on disposal of property, plant and equipment - net	330	(703)
Restructuring(1)	(681)	(2,649)
Integration and other restructuring costs (1)	—	(1,262)
Total segment income before income taxes	11,588	7,845
Corporate general and administrative expenses	(3,477)	(4,747)
Corporate interest expense	(8,030)	(7,602)
Corporate depreciation	(85)	(92)
Corporate restructuring (1)	—	(68)
Corporate integration and other restructuring costs (1)	—	(327)
Corporate share-based compensation	(349)	(576)
Consolidated loss before income taxes	$(353)	$(5,567)
(1) Prior year amounts have been reclassified to conform with the current year’s presentation.
Assets held by reportable segments were as follows:

	March 31, 2017	December 31, 2016
Finishing	$236,993	$233,045
Components	79,251	81,450
Seating	109,653	105,184
Acoustics	173,436	172,769
Total segments	599,333	592,448
Corporate and eliminations	(12,131)	(8,117)
Consolidated total assets	$587,202	$584,331

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

11.	Fair Value Measurements
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
The carrying amounts within the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $361.7 million as of March 31, 2017. As of December 31, 2016, the fair value of total debt was approximately $365.8 million. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.
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

12.	Commitments and Contingencies
Litigation Matters
On December 22, 2016, JMB Capital Partners Master Fund, L.P. (“Plaintiff”), filed a complaint in the Supreme Court of the State of New York, County of New York, captioned JMB Capital Partners Master Fund, L.P. v. Jason Industries, Inc., et al., Index No. 656692/2016. The complaint names the Company and Jeffry N. Quinn as defendants (“Defendants”) and asserts claims for breach of representations and warranties, fraudulent inducement, negligent misrepresentation, conversion, unjust enrichment and breach of the implied covenant of good faith and fair dealing. The claims arise out of alleged misrepresentations made in connection with the sale of Series A Preferred Stock to Plaintiff pursuant to a Subscription Agreement executed on May 14, 2014. Plaintiff seeks compensatory damages, rescission of the Subscription Agreement, consequential and punitive damages, attorneys’ fees, pre-judgment and post-judgment interest, costs of suit, and other equitable relief. Plaintiff filed an amended complaint and Defendants have filed their motion to dismiss. The Company continues to believe that this action lacks merit and intends to defend the case vigorously. As of March 31, 2017, the Company has not recorded a loss contingency related to this case, as the risk of loss is not perceived to be probable based on facts of the case known to date. As this case is in the early stages, no range of loss can be reasonably estimated at this time, however, an unfavorable outcome in the matter could have a material adverse effect on the Company’s financial condition or cash flows. The Company will continue to evaluate the status of the case and would record a reserve for losses at the time when it is both probable that a loss has been incurred and the amount of loss is reasonably estimable.
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
Environmental Matters
At March 31, 2017 and December 31, 2016, the Company held reserves of $1.0 million for environmental matters at one location. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations or cash flows.

13.	Subsequent Events
Sale-leaseback of Libertyville, IL facility
In April 2017, the Company completed a sale leaseback of our Libertyville, Illinois facility consisting of land and production facilities related to our components segment and received proceeds, net of fees and closing costs, of $5.6 million in connection with the sale. The lease commences in April 2017 and expires in March 2032. The Company has classified the lease as an operating lease and will pay approximately $10.1 million in minimum lease payments over the life of the lease.

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
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, among others:

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

•
other risks and uncertainties indicated in this report, as well as those disclosed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”), including those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which may be amended or supplemented in Part II, Item 1A, “Risk Factors,” of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this report).

Introductory Note
The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016, and related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2016 Annual Report on Form 10-K.
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

Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2017, the Company’s fiscal quarters are comprised of the three months ended March 31, June 30, September 29, and December 31. In 2016, the Company’s fiscal quarters were comprised of the three months ending April 1, July 1, September 30, and December 31. Throughout this MD&A, we refer to the period from January 1, 2017 through March 31, 2017 as the “first quarter of 2017” or the “first quarter ended March 31, 2017”. Similarly, we refer to the period from January 1, 2016 through April 1, 2016 as the “first quarter of 2016” or the “first quarter ended April 1, 2016”.
Overview
Jason Industries is a global industrial manufacturing company with significant market share positions in each of its four segments: finishing, components, seating and acoustics. Jason Incorporated was founded in 1985 and today the Company provides critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through its global network of 33 manufacturing facilities and 15 sales offices, warehouses and joint venture facilities throughout the United States and 13 foreign countries. The Company has embedded relationships with long standing customers, superior scale and resources, and specialized capabilities to design and manufacture specialized products on which our customers rely.
The Company focuses on markets with sustainable growth characteristics and where it is, or has the opportunity to become, the industry leader. The finishing segment focuses on the production of industrial brushes, buffing wheels, buffing compounds, and abrasives that are used in a broad range of industrial and infrastructure applications. The components segment is a diversified manufacturer of expanded and perforated metal components and subassemblies for smart utility meters. The seating segment supplies seating solutions to equipment manufacturers in the motorcycle, lawn and turf care, industrial, agricultural, construction and power sports end markets. The acoustics segment manufactures engineered non-woven, fiber-based acoustical products for the automotive industry.
During the three months ended March 31, 2017 and April 1, 2016, approximately 32% and 28%, respectively, of the Company’s sales were derived from customers outside the United States. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations (in thousands) (unaudited):

	Three Months Ended
	March 31, 2017	April 1, 2016
Net sales	$175,193	$190,974
Cost of goods sold	140,429	153,083
Gross profit	34,764	37,891
Selling and administrative expenses	26,656	32,301
(Gain) loss on disposals of property, plant and equipment - net	(330)	703
Restructuring	681	2,717
Operating income	7,757	2,170
Interest expense	(8,366)	(8,024)
Equity income	143	169
Other income - net	113	118
Loss before income taxes	(353)	(5,567)
Tax provision (benefit)	28	(2,551)
Net loss	$(381)	$(3,016)
Less net gain (loss) attributable to noncontrolling interests	5	(510)
Net loss attributable to Jason Industries	$(386)	$(2,506)
Accretion of preferred stock dividends	918	900
Net loss available to common shareholders of Jason Industries	$(1,304)	$(3,406)
Other financial data: (1)

	Three Months Ended		Increase/(Decrease)
(in thousands, except percentages)	March 31, 2017	April 1, 2016	$	%
Consolidated
Net sales	$175,193	$190,974	$(15,781)	(8.3) %
Net loss	(381)	(3,016)	(2,635)	(87.4)
Net loss as a % of net sales	0.2%	1.6%	(140) bps
Adjusted EBITDA	18,561	18,339	222	1.2
Adjusted EBITDA % of net sales	10.6%	9.6%	100 bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for a reconciliation of Adjusted EBITDA to net loss.

The Three Months Ended March 31, 2017 Compared with the Three Months Ended April 1, 2016
Net sales. Net sales were $175.2 million for the three months ended March 31, 2017, a decrease of $15.8 million, or 8.3%, compared with $191.0 million for the three months ended April 1, 2016, reflecting decreased net sales in the components segment of $5.7 million, the acoustics segment of $4.7 million, the seating segment of $4.6 million and the finishing segment of $0.8 million. See further discussion of segment results below.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $1.8 million on consolidated net sales during the three months ended March 31, 2017 compared with 2016, negatively impacting the finishing segments’ net sales by $1.2 million and both the seating and acoustics segments’ net sales by $0.3 million. This was due principally to strengthening of the U.S. dollar against the Euro in the first three months of 2017 compared to the first three months of 2016.
Cost of goods sold. Cost of goods sold was $140.4 million for the three months ended March 31, 2017, compared with $153.1 million for the three months ended April 1, 2016. The decrease in cost of goods sold was primarily due to lower net sales volumes across all segments, lower labor and material usage costs in the acoustics segment as a result of operational efficiencies and a $1.4 million favorable impact related to foreign currency exchange rates.
Gross profit. For the reasons described above, gross profit was $34.8 million for the three months ended March 31, 2017, compared with $37.9 million for the three months ended April 1, 2016.
Selling and administrative expenses. Selling and administrative expenses were $26.7 million for the three months ended March 31, 2017 compared with $32.3 million for the three months ended April 1, 2016, a decrease of $5.6 million.
The decreases are primarily due to reduced selling and administrative expenses resulting from the Company’s global cost reduction and restructuring program announced on March 1, 2016 of $2.9 million for the three months ended March 31, 2017 which includes $0.6 million related to the closure of facilities in the components and finishing segments, as well as decreased corporate expenses of $0.6 million, decreased incentive compensation of $0.4 million and a $0.4 million favorable impact related to foreign currency exchange rates.
(Gain) loss on disposals of property, plant and equipment - net. Gain on disposals of property, plant and equipment - net for the three months ended March 31, 2017 was $0.3 million compared to a loss of $0.7 million for the three months ended April 1, 2016. The gain on disposals of property, plant and equipment - net for the three months ended March 31, 2017 relates to a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility. The loss on disposals of property, plant and equipment - net for the three months ended April 1, 2016 includes a loss of $0.6 million on a sale of a seating segment facility. Changes in the level of fixed asset disposals are dependent upon a number of factors, including changes in the level of asset sales, operational restructuring activities, and capital expenditure levels.
Restructuring. Restructuring costs were $0.7 million for the three months ended March 31, 2017 compared with $2.7 million for the three months ended April 1, 2016. During 2017, such costs primarily related to the consolidation of two facilities in the components segment and the wind down of a facility in São Bernardo do Campo, Brazil in the finishing segment. During 2016, such costs primarily related to severance actions in all segments resulting from the global cost reduction and restructuring program announced on March 1, 2016, including costs related to the closure of the components segment’s facility in Buffalo Grove, Illinois.
Interest expense. Interest expense was $8.4 million for the three months ended March 31, 2017 compared with $8.0 million for the three months ended April 1, 2016. The increase in interest expense for the three months ended March 31, 2017 primarily relates to $0.6 million recognized in the three months ended March 31, 2017 related to the Company’s interest rate swaps which were forward starting effective December 30, 2016. See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
Equity income. Equity income was $0.1 million for the three months ended March 31, 2017 compared with $0.2 million for the three months ended April 1, 2016.
Other income - net. Other income was $0.1 million for both the three months ended March 31, 2017 and the three months ended April 1, 2016.
Loss before income taxes. For the reasons described above, loss before income taxes was $0.4 million for the three months ended March 31, 2017 compared with $5.6 million for the three months ended April 1, 2016.
Tax provision (benefit). The tax provision was $0.0 million for the three months ended March 31, 2017 compared with a tax benefit of $2.6 million for the three months ended April 1, 2016. The effective tax rate was (7.9)% for the three months ended March 31, 2017 compared with 45.8% for the three months ended April 1, 2016. The net discrete tax provision was $0.2 million for the three months ended March 31, 2017. The net discrete tax provision was a result of the vesting and forfeiture of restricted stock units for which no tax benefit will be realized. The net discrete tax provision was $0.1 million for the three months ended April 1, 2016.
The Company’s tax provision (benefit) is impacted by a number of factors, including, among others, the amount of taxable income or losses at the U.S. federal statutory rate, the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates, the ability to utilize foreign net operating loss carry forwards and adjustments to valuation allowances. The effective tax rate for the three months ended March 31, 2017, was impacted by the levels of U.S. and foreign pre-tax losses and earnings, respectively, pre-tax losses in foreign jurisdictions for which no tax benefit was recognized and the vesting and forfeiture of RSUs for which no tax benefit will be realized.
Net loss. For the reasons described above, net loss was $0.4 million for the three months ended March 31, 2017 compared with $3.0 million for the three months ended April 1, 2016.
Net gain (loss) attributable to noncontrolling interests. Net gain attributable to noncontrolling interests was $0.0 million for the three months ended March 31, 2017 compared with a net loss attributable to noncontrolling interests of $0.5 million for the three months ended April 1, 2016. Noncontrolling interests represent the Rollover Participants interest in JPHI. See Note 9 to the condensed consolidated financial statements for further discussion.
Adjusted EBITDA. Adjusted EBITDA was $18.6 million, or 10.6% of net sales for the three months ended March 31, 2017, compared with $18.3 million, or 9.6%, of net sales for the three months ended April 1, 2016, an increase of $0.2 million, or 1.2%. The increase reflects increased Adjusted EBITDA in the finishing segment of $1.8 million, the acoustics segment of $0.1 million and lower corporate expenses of $1.3 million, partially offset by decreased Adjusted EBITDA in the components segment of $1.9 million and the seating segment of $1.1 million. See further discussion of segment results below.
Changes in foreign currency exchange rates compared with the U.S. dollar had a negative impact of $0.2 million on consolidated Adjusted EBITDA during the three months ended March 31, 2017 compared to the three months ended April 1, 2016, negatively impacting the finishing segment’s Adjusted EBITDA by $0.2 million.
Other Comprehensive Income. Other comprehensive income was $1.5 million for the three months ended March 31, 2017 compared to $1.2 million for the three months ended April 1, 2016. The increase was driven by the net reduction in the unrealized loss position on cash flow hedges, partially offset by less favorable impact of foreign currency translation adjustments in 2017 compared to 2016.
The net change in unrealized gains (losses) on cash flow hedges is based on the changes in current interest rates and market expectations of the timing and amount of future interest rate changes. In the fourth quarter of 2015, the Company entered into the forward starting interest rate swap agreements discussed in Note 5, “Debt and Hedging Instruments”. In 2016, subsequent to entering into these arrangements, actual interest rate increases had been lower and had occurred later than expected, thereby, resulting in losses associated with these hedging instruments. In 2017, the hedging instruments continue to be in a net loss position, however, actual interest rate increases resulted in a reduction in previously recorded unrealized losses on the hedging instruments for the three months ended March 31, 2017.
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
The Senior Secured Credit Facilities (defined in Note 5 and below) definition of EBITDA excludes income of partially owned affiliates, unless such earnings have been received in cash.

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands) (unaudited):

	Three Months Ended
	March 31, 2017	April 1, 2016
Net loss	$(381)	$(3,016)
Tax provision (benefit)	28	(2,551)
Interest expense	8,366	8,024
Depreciation and amortization	9,848	10,297
EBITDA	17,861	12,754
Adjustments:
Restructuring(1)	681	2,717
Integration and other restructuring costs(2)	—	1,589
Share-based compensation(3)	349	576
(Gain) loss on disposals of property, plant and equipment - net(4)	(330)	703
Total adjustments	700	5,585
Adjusted EBITDA	$18,561	$18,339

(1)
Restructuring includes costs associated with exit or disposal activities as defined by GAAP related to facility consolidation, including one-time employee termination benefits, costs to close facilities and relocate employees, and costs to terminate contracts other than capital leases. See Note 2, “Restructuring Costs” of the accompanying condensed consolidated financial statements for further information.

(2)
During the three months ended April 1, 2016, integration and other restructuring costs includes costs associated with the start-up of new acoustics segment facilities in Warrensburg, Missouri and Richmond, Indiana. Such costs are not included in restructuring for GAAP purposes.

(3)
Represents share-based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan. See Note 6, “Share-Based Compensation” of the accompanying condensed consolidated financial statements for further information.

(4)
(Gain) loss on disposals of property, plant and equipment - net for the three months ended March 31, 2017 included a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility and for the three months ended April 1, 2016 included a loss of $0.6 million on sale of a seating segment facility.

Adjusted EBITDA percentage of net sales. Adjusted EBITDA as a percentage of net sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments.

Segment Financial Data
The table, below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three months ended March 31, 2017 and April 1, 2016. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for a reconciliation of Adjusted EBITDA to Net Loss which is the nearest GAAP measure.

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 31, 2017	April 1, 2016	$	%
Finishing
Net sales	$49,476	$50,276	$(800)	(1.6) %
Adjusted EBITDA	7,067	5,229	1,838	35.2
Adjusted EBITDA % of net sales	14.3%	10.4%	390 bps
Components
Net sales	$21,117	$26,837	$(5,720)	(21.3) %
Adjusted EBITDA	2,720	4,613	(1,893)	(41.0)
Adjusted EBITDA % of net sales	12.9%	17.2%	(430) bps
Seating
Net sales	$47,373	$51,950	$(4,577)	(8.8) %
Adjusted EBITDA	5,530	6,629	(1,099)	(16.6)
Adjusted EBITDA % of net sales	11.7%	12.8%	(110) bps
Acoustics
Net sales	$57,227	$61,911	$(4,684)	(7.6) %
Adjusted EBITDA	6,721	6,615	106	1.6
Adjusted EBITDA % of net sales	11.7%	10.7%	100 bps
Corporate
Adjusted EBITDA	$(3,477)	$(4,747)	$1,270	26.8%
Consolidated
Net sales	$175,193	$190,974	$(15,781)	(8.3) %
Adjusted EBITDA	18,561	18,339	222	1.2
Adjusted EBITDA % of net sales	10.6%	9.6%	100 bps
Finishing Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 31, 2017	April 1, 2016	$	%
Net sales	$49,476	$50,276	$(800)	(1.6	) %
Adjusted EBITDA	7,067	5,229	1,838	35.2
Adjusted EBITDA % of net sales	14.3%	10.4%	390 bps
Net sales in the finishing segment for the three months ended March 31, 2017 were $49.5 million, a decrease of $0.8 million or 1.6%, compared with $50.3 million for the three months ended April 1, 2016. On a constant currency basis (net negative currency impact of $1.2 million for the three months ended March 31, 2017), revenues increased by $0.4 million for the three months ended March 31, 2017. Excluding currency impact, the increase in net sales for the three months ended March 31, 2017 was primarily due to increases in volume in industrial end markets in North America, partially offset by a $0.6 million decrease associated with the wind down of the finishing segment’s facility in São Bernardo do Campo, Brazil and decreases in volume in industrial end markets in Europe.
Adjusted EBITDA for the three months ended March 31, 2017 increased $1.8 million to $7.1 million (14.3% of net sales) from $5.2 million (10.4% of net sales) for the three months ended April 1, 2016. On a constant currency basis (net negative currency impact of $0.2 million for the three months ended March 31, 2017), Adjusted EBITDA increased by $2.0 million for the three months ended March 31, 2017. The increase in Adjusted EBITDA for the three months ended March 31,

2017 primarily resulted from savings in selling and administrative expenses as a result of the Company’s global cost reduction and restructuring program and decreased incentive compensation expense.
Components Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 31, 2017	April 1, 2016	$	%
Net sales	$21,117	$26,837	$(5,720)	(21.3	) %
Adjusted EBITDA	2,720	4,613	(1,893)	(41.0)
Adjusted EBITDA % of net sales	12.9%	17.2%	(430) bps
Net sales in the components segment for the three months ended March 31, 2017 were $21.1 million, a decrease of $5.7 million, or 21.3%, compared with $26.8 million for the three months ended April 1, 2016. The decrease during the three months ended March 31, 2017 as compared with the first quarter of 2016 was primarily due to lower sales volumes of rail and the strategic decision to discontinue certain product lines selling under the Assembled Products brand in 2016, partially offset by higher volumes in smart utility meter components.
Adjusted EBITDA decreased $1.9 million, or 41.0%, for the three months ended March 31, 2017 to $2.7 million (12.9% of net sales) compared with $4.6 million (17.2% of net sales) for the three months ended April 1, 2016. The decrease in Adjusted EBITDA for the three months ended March 31, 2017 primarily resulted from lower volumes of higher margin rail business and unfavorable product mix, increases in raw material price and lower labor productivity on decreased volumes.
Seating Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 31, 2017	April 1, 2016	$	%
Net sales	$47,373	$51,950	$(4,577)	(8.8	) %
Adjusted EBITDA	5,530	6,629	(1,099)	(16.6)
Adjusted EBITDA % of net sales	11.7%	12.8%	(110) bps
Net sales in the seating segment for the three months ended March 31, 2017 were $47.4 million, a decrease of $4.6 million, or 8.8%, compared with $52.0 million for the three months ended April 1, 2016. On a constant currency basis (net negative currency impact of $0.3 million for the three months ended March 31, 2017), revenues decreased by $4.3 million for the three months ended March 31, 2017. The decrease in net sales for the three months ended March 31, 2017 was primarily due to decreases in volume in the motorcycle, turf care, construction and power sports markets.
Adjusted EBITDA was $5.5 million (11.7% of net sales) in the three months ended March 31, 2017 compared with $6.6 million (12.8% of net sales) in the three months ended April 1, 2016. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The decrease in Adjusted EBITDA for the three months ended March 31, 2017 was primarily due to decreases in sales volume and higher repairs and maintenance spend, partially offset by savings in cost of goods sold and selling and administrative expenses resulting from the Company’s global cost reduction program and supply chain initiatives.
Acoustics Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 31, 2017	April 1, 2016	$	%
Net sales	$57,227	$61,911	$(4,684)	(7.6	) %
Adjusted EBITDA	6,721	6,615	106	1.6
Adjusted EBITDA % of net sales	11.7%	10.7%	100 bps
Net sales in the acoustics segment for the three months ended March 31, 2017 were $57.2 million, a decrease of $4.7 million, or 7.6%, compared with $61.9 million for the three months ended April 1, 2016. On a constant currency basis (net negative currency impact of $0.3 million for the three months ended March 31, 2017), revenues decreased by $4.4 million for the three months ended March 31, 2017. The decrease was primarily due to lower volumes on several platforms as a result of either the completion of the platform life cycle or short-term automotive assembly plant shutdowns, partially offset by new platform awards.

Adjusted EBITDA increased to $6.7 million (11.7% of net sales) for the three months ended March 31, 2017 compared with $6.6 million (10.7% of net sales) for the three months ended April 1, 2016. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The increase in Adjusted EBITDA of $0.1 million was primarily due to savings in cost of goods sold from lower labor and material usage costs and savings in selling and administrative expenses resulting from the Company’s global cost reduction programs and supply chain initiatives, partially offset by lower volumes on several platforms as a result of either the completion of the platform life cycle or short-term automotive assembly plant shutdowns.
Corporate

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 31, 2017	April 1, 2016	$	%
Adjusted EBITDA	$(3,477)	$(4,747)	$1,270	26.8%
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
The decrease of $1.3 million in expense in the three months ended March 31, 2017 compared with the prior year primarily resulted from the transition of the Company’s Chief Executive Officer and Chief Operating Officer and various other individually insignificant corporate expenses, partially offset by increased healthcare and legal costs.

Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of March 31, 2017, the Company had $41.5 million of available cash, $34.9 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $11.9 million available under revolving loan facilities that the Company maintains outside the U.S. As of March 31, 2017, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $5.1 million. Included in the Company’s consolidated cash balance of $41.5 million at March 31, 2017, is cash of $22.9 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures and debt service requirements.
Indebtedness
As of March 31, 2017, the Company’s total outstanding indebtedness of $426.3 million was comprised of aggregate term loans outstanding under its Senior Secured Credit Facilities of $400.4 million (net of a debt discount of $4.8 million and deferred financing costs of $7.1 million), various foreign bank term loans and revolving loan facilities of $24.7 million and capital lease obligations of $1.2 million. No amounts were outstanding under the revolving credit facility portion of the Senior Secured Credit Facilities as of March 31, 2017.
As of December 31, 2016, the Company’s total outstanding indebtedness of $425.1 million was comprised of term loans outstanding under its U.S. credit agreement of $400.5 million (net of a debt discount of $5.0 million and deferred financing costs of $7.5 million), various foreign bank term loans and revolving loan facilities of $23.3 million and capital lease obligations of $1.3 million. No borrowings were outstanding under the U.S. revolving loan facility at December 31, 2016.
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $24.7 million as of March 31, 2017, including borrowings of $23.3 million incurred by the Company’s subsidiaries in Germany, and borrowings totaled $23.3 million as of December 31, 2016, including borrowings of $21.5 million incurred by the Company’s subsidiaries in Germany. The foreign debt obligations in Germany primarily relate to term loans within our finishing segment of $19.3 million at March 31, 2017 and $19.3 million at December 31, 2016. The borrowings bear interest at fixed and variable rates ranging from 2.3% to 4.6% and are subject to repayment in varying amounts through 2030.
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
The New First Lien Credit Agreement provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $302.3 million is outstanding as of March 31, 2017, and (ii) a revolving loan of up to $40.0 million (including revolving loans, a $10.0 million swingline loan sublimit, and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the new first lien senior secured loan facilities (the “First Lien Credit Facilities”). The New Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million under the new second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”). On June 30, 2014, the full amount of the First Lien Term Loans and Second Lien Term Loans were drawn, and no revolving loans were drawn.
The First Lien Term Loans mature in 2021 and the Revolving Credit Facility matures in 2019. The Second Lien Term Loans mature in 2022. The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to 0.25% of the original principal amount of the First Lien Term Loans, with the balance payable at maturity. Neither the Revolving Credit Facility nor the Second Lien Term Loans amortize, however, each is repayable in full at maturity.

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
Interest Rate Hedge Contracts. To manage exposure to fluctuations in interest rates, the Company entered into Swaps in 2015 with notional values totaling $210.0 million at March 31, 2017 and December 31, 2016. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the three months ended March 31, 2017, the Company recognized $0.6 million of interest expense related to the Swaps. There was no interest expense recognized in 2016. The Company expects to recognize interest expense of $1.5 million related to the Swaps in the next 12 months.
The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was $1.5 million at March 31, 2017 and $2.0 million at December 31, 2016, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	March 31, 2017	December 31, 2016
Interest rate swaps:
Recorded in other current liabilities	$1,503	$1,916
Recorded in other long-term liabilities	40	133
Total derivatives designated as hedging instruments	$1,543	$2,049
Mandatory Prepayment. Subject to certain exceptions, the Senior Secured Credit Facilities are subject to mandatory prepayments in amounts equal to: (1) a percentage of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Jason Incorporated or any of its Restricted Subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from the issuance or incurrence of debt by Jason Incorporated or any of its Restricted Subsidiaries (other than indebtedness permitted by the Senior Secured Credit Facilities); and (3) 75% (with step-downs to 50%, 25% and 0% based upon achievement of specified consolidated first lien net leverage ratios under the First Lien Credit Facilities and specified consolidated total net leverage ratios under the Second Lien Term Facility) of annual excess cash flow of Jason Incorporated and its Restricted Subsidiaries. With respect to the Second Lien Term Facility, any prepayments made on or after the second anniversary of the Closing Date, but prior to the third anniversary of the Closing Date, will be subject to a 1.00% prepayment premium. Other than the prepayment premiums and penalties described above and the payment of customary “breakage” costs, Jason Incorporated may voluntarily prepay outstanding loans at any time. At March 31, 2017 and

December 31, 2016, a mandatory prepayment of $1.9 million under the Senior Secured Credit Facilities was included within the current portion of long-term debt in the condensed consolidated balance sheets. The mandatory prepayment of $1.9 million was paid on April 10, 2017.
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
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed 25 percent, or $10.0 million, of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 5.25 to 1.00, with a periodic decrease to 4.50 to 1.00 on December 31, 2017 and remaining at that level thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable. As of March 31, 2017 the consolidated first lien net leverage ratio was 3.97 to 1.00 on a pro forma trailing twelve-month basis calculated in accordance with the respective provisions of the New Credit Agreements which exclude the Second Lien Term Loans from the calculation of net debt (numerator) and allow the inclusion of certain pro forma adjustments and exclusion of certain specified or nonrecurring costs and expenses in calculating Adjusted EBITDA (denominator). The aggregate outstanding amount of all revolving loans, swingline loans and certain letters of credit was less than 25 percent of revolving credit commitments at March 31, 2017. As of March 31, 2017, the Company was in compliance with the financial covenants contained in its credit agreements.
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
Series A Preferred Stock
Holders of the 46,814 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock.
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the three months ended March 31, 2017:

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2017	November 15, 2016	$20.00	$900	899
On March 14, 2017, the Company announced a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on April 1, 2017 to holders of record on February 15, 2017. As of March 31, 2017, the Company has recorded the 915 additional Series A Preferred Stock shares declared for the dividend of $0.9 million within preferred stock in the condensed consolidated balance sheets.
Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”), a non-GAAP measure, as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable. NOWC as a percentage of trailing twelve month net sales was 14.4% as of March 31, 2017, 12.8% as of December 31, 2016 and 15.3 % as of April 1, 2016. Excluding NOWC of $7.5 million associated with DRONCO, which was acquired on May 29, 2015, NOWC as a percentage of rolling twelve month sales, excluding sales attributable to DRONCO, was 14.9 % as of April 1, 2016. Set forth below is a table summarizing NOWC as of March 31, 2017, December 31, 2016 and April 1, 2016.

(in thousands)	March 31, 2017	December 31, 2016	April 1, 2016
Accounts receivable—net	$88,156	$77,837	$98,052
Inventories	71,396	73,601	79,220
Accounts payable	(60,208)	(61,160)	(66,914)
NOWC	$99,344	$90,278	$110,358
In overall dollar terms, the Company’s NOWC is generally lower at the end of the calendar year due to reduced sales activity around the holiday season. NOWC generally peaks at the end of the first quarter as the Company experiences high seasonal demand from certain customers, particularly those serving the motorcycle and lawn and turf care markets to fill the supply chain for the spring season. There are, however, variations in the seasonal demands from year to year depending on weather, customer inventory levels, and model year changes. The Company historically generates approximately 51%-53% of its annual net sales in the first half of the year.
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
Capital expenditures during the three months ended March 31, 2017 were $3.4 million, or 1.9% of net sales. Capital expenditures for 2017 are expected to be approximately 3.0% of net sales, but could vary from that depending on business performance, growth opportunities, and the amount of assets we lease instead of purchase. The Company finances its annual capital requirements with funds generated from operations.
Warrant Repurchase
In February 2015, our Board of Directors authorized the purchase of up to $5.0 million of our outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the three months ended March 31, 2017.
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and the Three Months Ended April 1, 2016

	Three Months Ended
(in thousands)	March 31, 2017	April 1, 2016
Cash flows provided by operating activities	$2,901	$10,269
Cash flows used in investing activities	(2,755)	(6,389)
Cash flows provided by (used in) financing activities	252	(2,366)
Effect of exchange rate changes on cash and cash equivalents	217	(76)
Net increase (decrease) in cash and cash equivalents	615	1,438
Cash and cash equivalents at beginning of period	40,861	35,944
Cash and cash equivalents at end of period	$41,476	$37,382
Depreciation and amortization	$9,848	$10,297
Capital expenditures	3,396	6,449

Cash Flows Provided by Operating Activities
For the three months ended March 31, 2017, cash flows provided by operating activities were $2.9 million compared to $10.3 million for the three months ended April 1, 2016. Changes in net operating working capital decreased operating cash flow by $3.1 million during the three months ended March 31, 2017 as compared to the three months ended April 1, 2016, driven by fluctuations in the accounts receivable and accounts payable balances, offset by incremental cash outflows of $6.7 million related to accrued compensation, other current assets, and other-net. The decline in other current assets was primarily due to payments in 2016 on non-recurring tooling projects which reduced other current asset balances.

Cash Flows Used in Investing Activities
Cash flows used in investing activities were $2.8 million for the three months ended March 31, 2017 compared to $6.4 million for the three months ended April 1, 2016. The decrease in cash flows used in investing activities was primarily the result of lower capital expenditure purchases of $3.1 million. Proceeds from disposal of property, plant and equipment also resulted in a decrease of $0.6 million in cash flows used in investing activities, primarily due to the proceeds received from sale of equipment in the components segment in the first quarter of 2017.
Cash Flows Provided by (Used in) in Financing Activities
Cash flows provided by financing activities were $0.3 million for the three months ended March 31, 2017 compared with cash flows used in financing activities of $2.4 million for the three months ended April 1, 2016. The increase in cash flows provided by financing activities was driven by lower preferred stock dividend payments of $1.8 million due to the January 1, 2017 dividend being paid in additional shares of Series A Preferred Stock and timing of the fiscal period end as two dividends were paid in cash in the first quarter of 2016 and $1.1 million lower payments of other long-term debt.
Depreciation and Amortization
Depreciation and amortization totaled $9.8 million for the three months ended March 31, 2017, compared with $10.3 million for the three months ended April 1, 2016. Depreciation and amortization for the three months ended March 31, 2017 is slightly lower than incurred by the Company in the prior period as a result of asset disposals from certain restructuring activities such as the closure of the Buffalo Grove, Ill. facility in the components segment in 2016, partially offset by higher depreciation due to capital expenditures.
Capital Expenditures
Capital expenditures totaled $3.4 million for the three months ended March 31, 2017, compared with $6.4 million for the three months ended April 1, 2016. The lower capital expenditures are primarily driven by a lower level of project activity in 2017 compared with 2016.
Contractual Obligations
There are no material changes to the disclosures regarding contractual obligations made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
There are no material changes to the disclosures regarding off-balance sheet arrangements made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 2, 2017 for the year ended December 31, 2016 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported above, management believes that as of March 31, 2017 and during the period from January 1, 2017 through March 31, 2017, there has been no material change to this information.
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
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $55.5 million, or 32%, of our sales originated in a currency other than the U.S. dollar during the first three months of 2017. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the three months ended March 31, 2017, sales denominated in Euros approximated $33 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $3.3 million, respectively, and the change in our net (loss) income would increase or decrease by approximately less than $0.1 million. The net assets and liabilities of our non-U.S. subsidiaries, which totaled approximately $96 million as of March 31, 2017, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive loss at March 31, 2017 resulted in a decrease to shareholders’ deficit of $28.0 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled over an extended period, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of March 31, 2017, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of March 31, 2017, long-term debt denominated in currencies other than the USD totaled approximately $25.2 million.
Interest Rate Risk: The Company utilizes a combination of short-term and long-term debt to finance our operations and is exposed to interest rate risk on our outstanding floating rate debt instruments that bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Borrowings under U.S. credit facilities bear interest at rates tied to either the “prime rate” of Deutsche Bank AG New York Branch, the federal funds effective rate, the Eurocurrency rate, or a Eurocurrency rate determined by reference to LIBOR, subject to an established floor. Until recently, applicable interest rates have been lower than the designated floor in our Senior Secured Credit Facilities; therefore, interest rates have not been subject to change. However, as interest rates exceed the established floor, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt would increase or decrease interest expense by approximately $1.0 million.
As of March 31, 2017, the Company has entered into various interest rate swaps in order to mitigate a portion of the variable rate interest exposure. The Company is counterparty to certain interest rate swaps with a total notional amount of $210.0 million entered into in November 2015 in order to mitigate a portion of the variable interest rate exposure. These swaps are scheduled to mature in June 2020. Under the terms of the agreement, the Company swapped three month LIBOR rates for a fixed interest rate, resulting in the payment of a fixed LIBOR rate of 2.08% on a notional amount of $210.0 million.
Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering (“VAVE”) initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of March 31, 2017, the Company did not have any commodity hedging instruments in place.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 31, 2017:

2017 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to February 3	—	—	—	N/A
February 4 to March 3	4,279	$1.71	—	N/A
March 4 to March 31	—	—	—	N/A
Total	4,279	$1.71	—

(a)
Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (1) have the Company reduce the number of shares otherwise deliverable or (2) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the three months ended March 31, 2017, the Company withheld 4,279 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit awards.

(b)
The Company is not currently participating in a share repurchase program. In February 2015, the Board of Directors authorized the purchase of up to $5.0 million of outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the three months ended March 31, 2017.

As disclosed in Note 9, “Shareholders' (Deficit) Equity” of the accompanying condensed consolidated financial statements and under the heading “Liquidity and Capital Resources-Series A Preferred Stock” in MD&A, the Company paid the January 1, 2017 dividend on its Series A Preferred Stock by issuing an additional 899 shares of Series A Preferred Stock. These shares were issued in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act. Holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock initially into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index following the signature page herein.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASON INDUSTRIES, INC.

Dated: May 4, 2017	/s/ Brian K. Kobylinski
Brian K. Kobylinski President and Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2017	/s/ Sarah C. Lauber
Sarah C. Lauber Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
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