Form 10-Q
period 2017-06-30
Jason Industries, Inc.
filed 2017-08-03
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 30, 2017, there were 25,966,381 shares of common stock of the Company issued and outstanding.

JASON INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net sales	$172,477	$185,687	$347,670	$376,661
Cost of goods sold	136,758	148,531	277,187	301,614
Gross profit	35,719	37,156	70,483	75,047
Selling and administrative expenses	25,242	28,273	51,898	60,574
Loss (gain) on disposals of property, plant and equipment - net	65	(14)	(265)	689
Restructuring	543	1,783	1,224	4,500
Operating income	9,869	7,114	17,626	9,284
Interest expense	(8,395)	(7,963)	(16,761)	(15,987)
Gain on extinguishment of debt	1,564	—	1,564	—
Equity income	277	142	420	311
Loss on divestiture	(6,686)	—	(6,686)	—
Other income - net	90	283	203	401
Loss before income taxes	(3,281)	(424)	(3,634)	(5,991)
Tax provision (benefit)	200	1,946	228	(605)
Net loss	(3,481)	(2,370)	(3,862)	(5,386)
Less net (loss) gain attributable to noncontrolling interests	—	(400)	5	(910)
Net loss attributable to Jason Industries	(3,481)	(1,970)	(3,867)	(4,476)
Accretion of preferred stock dividends	936	900	1,854	1,800
Net loss available to common shareholders of Jason Industries	$(4,417)	$(2,870)	$(5,721)	$(6,276)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.17)	$(0.13)	$(0.22)	$(0.28)

Weighted average number of common shares outstanding:
Basic and diluted	26,042	22,395	25,914	22,392
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net loss	$(3,481)	$(2,370)	$(3,862)	$(5,386)
Other comprehensive income:
Employee retirement plan adjustments, net of tax	30	—	30	—
Foreign currency translation adjustments	5,854	(2,225)	7,026	1,051
Net change in unrealized losses on cash flow hedges, net of tax benefit of ($218), ($700), ($24) and ($1,984), respectively	(350)	(1,034)	(37)	(3,133)
Total other comprehensive income (loss)	5,534	(3,259)	7,019	(2,082)
Comprehensive income (loss)	2,053	(5,629)	3,157	(7,468)
Less: Comprehensive (loss) income attributable to noncontrolling interests	—	(951)	43	(1,262)
Comprehensive income (loss) attributable to Jason Industries	$2,053	$(4,678)	$3,114	$(6,206)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$54,919	$40,861
Accounts receivable - net of allowances for doubtful accounts of $2,603 at June 30, 2017 and $3,392 at December 31, 2016	81,560	77,837
Inventories - net	69,313	73,601
Assets held for sale	17,684	—
Other current assets	16,418	17,866
Total current assets	239,894	210,165
Property, plant and equipment - net of accumulated depreciation of $79,364 at June 30, 2017 and $70,484 at December 31, 2016	158,653	178,318
Goodwill	44,203	42,157
Other intangible assets - net	136,968	144,258
Other assets - net	9,836	9,433
Total assets	$589,554	$584,331

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Current portion of long-term debt	$7,368	$8,179
Accounts payable	61,881	61,160
Accrued compensation and employee benefits	16,016	13,207
Accrued interest	128	191
Liabilities held for sale	8,321	—
Other current liabilities	26,279	24,807
Total current liabilities	119,993	107,544
Long-term debt	410,302	416,945
Deferred income taxes	36,302	42,747
Other long-term liabilities	21,956	19,881
Total liabilities	588,553	587,117

Commitments and contingencies (Note 14)

Shareholders' Equity (Deficit)
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 47,745 shares issued and outstanding at June 30, 2017, including 931 shares declared on June 13, 2017 and issued on July 1, 2017, and 45,899 shares issued and outstanding at December 31, 2016, including 899 shares declared on December 15, 2016 and issued on January 1, 2017)	47,745	45,899
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized; issued and outstanding: 25,966,381 shares at June 30, 2017 and 24,802,196 shares at December 31, 2016)	3	2
Additional paid-in capital	145,271	144,666
Retained deficit	(166,743)	(162,876)
Accumulated other comprehensive loss	(25,275)	(30,372)
Shareholders’ equity (deficit) attributable to Jason Industries	1,001	(2,681)
Noncontrolling interests	—	(105)
Total shareholders' equity (deficit)	1,001	(2,786)
Total liabilities and shareholders' equity (deficit)	$589,554	$584,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended
	June 30, 2017	July 1, 2016
Cash flows from operating activities
Net loss	$(3,862)	$(5,386)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment	13,153	15,322
Amortization of intangible assets	6,107	6,315
Amortization of deferred financing costs and debt discount	1,498	1,504
Equity income	(420)	(311)
Deferred income taxes	(5,311)	(2,313)
(Gain) loss on disposals of property, plant and equipment - net	(265)	689
Gain on extinguishment of debt	(1,564)	—
Loss on divestiture	6,686	—
Dividends from joint venture	—	836
Share-based compensation	673	(1,373)
Net increase (decrease) in cash due to changes in:
Accounts receivable	(6,316)	(17,322)
Inventories	4,417	2,346
Other current assets	542	4,142
Accounts payable	1,156	14,206
Accrued compensation and employee benefits	4,955	1,342
Accrued interest	(63)	106
Accrued income taxes	2,122	(652)
Other - net	(2,676)	1,326
Total adjustments	24,694	26,163
Net cash provided by operating activities	20,832	20,777
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	6,400	3,017
Payments for property, plant and equipment	(7,161)	(12,129)
Acquisitions of patents	(33)	(101)
Net cash used in investing activities	(794)	(9,213)
Cash flows from financing activities
Payments of First and Second Lien term loans	(9,549)	(1,550)
Proceeds from other long-term debt	6,134	4,571
Payments of other long-term debt	(3,671)	(6,316)
Payments of preferred stock dividends	(4)	(2,700)
Other financing activities - net	(35)	(125)
Net cash used in financing activities	(7,125)	(6,120)
Effect of exchange rate changes on cash and cash equivalents	1,145	(62)
Net increase in cash and cash equivalents	14,058	5,382
Cash and cash equivalents, beginning of period	40,861	35,944
Cash and cash equivalents, end of period	$54,919	$41,326
Supplemental disclosure of cash flow information
Non-cash investing activities:
Property, plant and equipment acquired through additional liabilities	$1,190	$2,196
Non-cash financing activities:
Accretion of preferred stock dividends	$5	$—
Non-cash preferred stock created from dividends declared	$1,846	$—
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	$62	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity (Deficit) Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Shareholders' Equity (Deficit)
Balance at December 31, 2016	$45,899	$2	$144,666	$(162,876)	$(30,372)	$(2,681)	$(105)	$(2,786)
Dividends declared	1,846	—	(1,854)	—	—	(8)	—	(8)
Share-based compensation	—	—	673	—	—	673	—	673
Tax withholding related to vesting of restricted stock units	—	—	(35)	—	—	(35)	—	(35)
Net loss	—	—	—	(3,867)	—	(3,867)	5	(3,862)
Employee retirement plan adjustments, net of tax	—	—	—	—	30	30	—	30
Foreign currency translation adjustments	—	—	—	—	6,990	6,990	36	7,026
Net changes in unrealized losses on cash flow hedges, net of tax	—	—	—	—	(39)	(39)	2	(37)
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	—	1	1,821	—	(1,884)	(62)	62	—
Balance at June 30, 2017	$47,745	$3	$145,271	$(166,743)	$(25,275)	$1,001	$—	$1,001

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity Attributable to Jason Industries	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2015	$45,000	$2	$143,533	$(95,997)	$(21,456)	$71,082	$13,912	$84,994
Dividends declared	—	—	(1,800)	—	—	(1,800)	—	(1,800)
Share-based compensation	—	—	(1,373)	—	—	(1,373)	—	(1,373)
Tax withholding related to vesting of restricted stock units	—	—	(125)	—	—	(125)	—	(125)
Net loss	—	—	—	(4,476)	—	(4,476)	(910)	(5,386)
Foreign currency translation adjustments	—	—	—	—	874	874	177	1,051
Net changes in unrealized losses on cash flow hedges, net of tax	—	—	—	—	(2,604)	(2,604)	(529)	(3,133)
Balance at July 1, 2016	$45,000	$2	$140,235	$(100,473)	$(23,186)	$61,578	$12,650	$74,228
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
Recently issued accounting standards
Accounting standards adopted in the current fiscal year
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”).  This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment.  Under the new guidance, the amount of goodwill impairment will be determined by the amount the carrying value of the reporting unit exceeds its fair value.  ASU 2017-04 is required to be applied on a prospective basis.  The Company adopted ASU 2017-04 effective January 1, 2017. The adoption of this standard did not impact the Company’s condensed consolidated financial statements, as no triggering events or indicators of potential impairment were identified during the six months ended June 30, 2017 and the Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). This standard clarifies when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of a change in terms or conditions. No other changes were made to the current guidance on stock compensation. ASU 2017-09 is required to be applied on a prospective basis. The Company adopted ASU 2017-09 effective April 1, 2017. The adoption of this standard did not impact the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2017.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Accounting standards to be adopted in future fiscal periods
In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers” (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2018 fiscal year. The Company is in the process of analyzing the impact of the guidance across all of our revenue streams. The assessment process includes reviewing the Company's contract portfolio, comparing its historical accounting policies and practices to the requirements of the new guidance, and identifying potential differences from applying the requirements of the new guidance to its contracts. Based on the assessment completed thus far, we expect that for certain OEM production parts that are highly customized with no alternative use and for which the Company has an enforceable right to payment with a reasonable margin for performance completed to date, we will recognize revenue over time when parts are manufactured. Additionally, the assessment process has identified certain future product discounts for which further evaluation is necessary to determine if these discounts represent a material right under the new guidance. While the Company has made substantial progress in identifying the expected impacts of the new standard, it has not yet determined a range of the potential quantitative impact. The Company also continues to monitor developments for the manufacturing industry, specifically regarding future product discounts and the accounting for reimbursable tooling. The Company intends to select a transition method after completion of the contract review phase and also continues to evaluate potential changes to our business processes, systems, and controls to support the recognition and disclosure under the new standard.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes new accounting and disclosure requirements for leases. This standard requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. This standard must be applied using a modified retrospective approach, which requires recognition and measurement of leases at the beginning of the earliest period presented, with certain practical expedients available. The Company is in the process of analyzing the impact of the guidance on our inventory of lease contracts and currently intends to adopt the standard in the first quarter of fiscal 2019.  The Company expects this ASU to have a material impact on its consolidated financial statements upon recognition of the lease liability and right-of-use asset for lease contracts which are currently accounted for as operating leases.
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

2.	Divestiture
During the fourth quarter of 2016, the Company announced that it had initiated a sale process of its Acoustics European operations within the acoustics segment located in Sulzbach-Rosenberg, Germany (“Acoustics Europe”). Acoustics Europe had net sales of $32.9 million for the year ended December 31, 2016. The divestiture will reduce the Company’s non-core revenue within the European automotive market and will allow it to focus on margin expansion and growth in the core North American automotive market. The Company has determined that the planned divestiture does not represent a strategic shift that will have a major effect on the Company's operations and financial results and as such, has continued to report the results of Acoustics Europe within continuing operations in the condensed consolidated statements of operations.
During the second quarter of 2017, the Company’s board of directors approved a plan to sell Acoustics Europe for a gross purchase price of $10.2 million and a net purchase price of $7.8 million, which excludes cash and long-term debt assumed by the buyer. In connection with the approved plan, the Company classified the assets and liabilities of Acoustics Europe as held for sale and the carrying amount of the long-lived assets were written down to fair value less costs to sell, which resulted in a $6.7 million pre-tax loss recorded within loss on divestiture within the condensed consolidated statements of operations. The following table summarizes the carrying value of assets and liabilities classified as held for sale within the condensed consolidated balance sheets as of June 30, 2017:

Cash and cash equivalents	$31
Accounts receivable - net of allowances for doubtful accounts	4,319
Inventories - net	1,730
Other current assets	1,912
Property, plant and equipment - net of accumulated depreciation	7,894
Other intangible assets - net	1,798
Assets held for sale	$17,684

Current portion of long-term debt	$653
Accounts payable	1,925
Accrued compensation and employee benefits	2,217
Other current liabilities	1,230
Long-term debt	1,488
Deferred income taxes	765
Other long-term liabilities	43
Liabilities held for sale	$8,321

3.	Restructuring Costs
On March 1, 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program (the “2016 program”). The 2016 program, as used herein, refers to costs related to various restructuring activities across business segments. This includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities were ongoing throughout 2016 and the six months ended June 30, 2017 and are expected to be completed by the end of 2018.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table presents the restructuring costs recognized by the Company under the 2016 program by reportable segment. The 2016 program began in the first quarter of 2016 and as such, the cumulative restructuring charges represent the cumulative charges incurred since the inception of the 2016 program through June 30, 2017. The other costs incurred under the 2016 program in the six months ended June 30, 2017 primarily include charges related to the consolidation of two U.S. plants within the components segment, exit costs related to the wind down of the finishing segment’s facility in São Bernardo do Campo, Brazil and the consolidation of two U.S. plants within the finishing segment. Based on the announced restructuring actions to date, the Company expects to incur a total of approximately $12 million under the 2016 program. These restructuring costs are presented separately on the condensed consolidated statements of operations.

2016 Program	Finishing	Components	Seating	Acoustics	Corporate	Total
Restructuring charges - three months ended June 30, 2017:
Severance costs	$254	$—	$—	$3	$(9)	$248
Lease termination costs	5	—	—	48	—	53
Other costs	120	110	—	12	—	242
Total	$379	$110	$—	$63	$(9)	$543

Restructuring charges - six months ended June 30, 2017:
Severance costs	$261	$—	$(17)	$28	$(9)	$263
Lease termination costs	25	—	—	111	—	136
Other costs	222	474	—	129	—	825
Total	$508	$474	$(17)	$268	$(9)	$1,224

Restructuring charges - three months ended July 1, 2016:
Severance costs	$1,420	$—	$22	$115	$78	$1,635
Lease termination costs	13	—	—	—	—	13
Other costs	31	104	—	—	—	135
Total	$1,464	$104	$22	$115	$78	$1,783

Restructuring charges - six months ended July 1, 2016:
Severance costs	$2,667	$557	$22	$856	$146	$4,248
Lease termination costs	117	—	—	—	—	117
Other costs	31	104	—	—	—	135
Total	$2,815	$661	$22	$856	$146	$4,500

Cumulative restructuring charges - period ended June 30, 2017:
Severance costs	$3,548	$378	$59	$1,005	$588	$5,578
Lease termination costs	369	—	—	111	—	480
Other costs	1,225	988	—	185	—	2,398
Total	$5,142	$1,366	$59	$1,301	$588	$8,456

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table represents the restructuring liabilities, including both the 2016 program and previous activities:

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2016	$1,281	$333	$1,085	$2,699
Current period restructuring charges	263	136	825	1,224
Cash payments	(955)	(360)	(1,175)	(2,490)
Foreign currency translation adjustments	33	8	(9)	32
Balance - June 30, 2017	$622	$117	$726	$1,465

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2015	$594	$1,038	$—	$1,632
Current period restructuring charges	4,248	117	135	4,500
Cash payments	(2,027)	(558)	(135)	(2,720)
Balance - July 1, 2016	$2,815	$597	$—	$3,412
At June 30, 2017 and December 31, 2016, the restructuring liabilities were classified as other current liabilities on the condensed consolidated balance sheets. At June 30, 2017 and December 31, 2016, the accrual for lease termination costs primarily relates to restructuring costs associated with a 2016 lease termination in the finishing segment. At June 30, 2017 and December 31, 2016, the accrual for other costs primarily relates to a loss contingency for certain employment matter claims within the finishing segment due to the closure of a facility in São Bernardo do Campo, Brazil. See further discussion within Note 14, “Commitments and Contingencies”.

4.	Inventories
Inventories consisted of the following:

	June 30, 2017	December 31, 2016
Raw material	$35,421	$37,222
Work-in-process	4,724	4,175
Finished goods	29,168	32,204
Total inventories	$69,313	$73,601

5.	Sale Leaseback
In April 2017, the Company completed a sale leaseback of its Libertyville, Illinois facility consisting of land and production facilities utilized by its components segment. In connection with the sale, the Company received proceeds, net of fees and closing costs, of $5.6 million and recorded a deferred gain of $1.1 million which will be recognized over the term of the lease as a reduction of rent expense. The lease commences in April 2017 and expires in March 2032. The Company has classified the lease as an operating lease and will pay approximately $10.1 million in minimum lease payments over the life of the lease.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

6.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, all of which is within the Company’s finishing segment, was as follows:

Balance as of December 31, 2016	$42,157
Foreign currency impact	2,046
Balance as of June 30, 2017	$44,203
The Company’s other intangible assets - net consisted of the following:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$1,917	$(520)	$1,397	$1,880	$(366)	$1,514
Customer relationships	109,397	(20,441)	88,956	110,090	(16,630)	93,460
Trademarks and other intangibles	56,863	(10,248)	46,615	57,744	(8,460)	49,284
Total other intangible assets - net	$168,177	$(31,209)	$136,968	$169,714	$(25,456)	$144,258

7.	Debt and Hedging Instruments
The Company’s debt consisted of the following:

	June 30, 2017	December 31, 2016
First Lien Term Loans	$299,568	$303,025
Second Lien Term Loans	101,987	110,000
Debt discount on Term Loans	(4,315)	(5,002)
Deferred financing costs on Term Loans	(6,544)	(7,503)
Foreign debt	26,047	23,303
Capital lease obligations	927	1,301
Total debt	417,670	425,124
Less: Current portion	(7,368)	(8,179)
Total long-term debt	$410,302	$416,945
At June 30, 2017, the Company reclassified amounts previously recorded in the current portion of long-term debt and long-term debt of $0.7 million and $1.5 million, respectively, to liabilities held for sale on the condensed consolidated balance sheets. See further discussion within Note 2, “Divestiture”.
Senior Secured Credit Facilities
As of June 30, 2017, the Company’s U.S. credit facility (the “Senior Secured Credit Facilities”) included (i) term loans in an aggregate principal amount of $310.0 million (“First Lien Term Loans”) maturing in 2021, of which $299.6 million is outstanding, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing in 2022, of which $102.0 million is outstanding, and (iii) a revolving loan of up to $40.0 million (“Revolving Credit Facility”) maturing in 2019.
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
Under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations exceeds 25 percent, or $10.0 million, of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its restricted subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 4.75 to 1.00, with a decrease to 4.50 to 1.00 on December 31, 2017 and remaining at that level thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable.
At June 30, 2017, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 5.8% and 9.3%, respectively. At June 30, 2017, the Company had a total of $35.0 million of availability for additional borrowings under the Revolving Credit Facility since the Company had no outstanding borrowings and letters of credit outstanding of $5.0 million, which reduce availability under the facility.
Under the Senior Secured Credit Facilities, the Company is subject to mandatory prepayments if certain requirements are met. The mandatory prepayment is in excess of regular current installments due on First Lien Term Loans. At December 31, 2016, a mandatory prepayment of $1.9 million under the Senior Secured Credit Facilities was included within the current portion of long-term debt in the condensed consolidated balance sheets. The mandatory prepayment of $1.9 million was paid on April 10, 2017.
During the second quarter of 2017, the Company repurchased $8.0 million of Second Lien Term Loans for $6.1 million. In connection with the repurchase, the Company wrote off $0.2 million of previously unamortized debt discount and $0.1 million of previously unamortized deferred financing costs, which were recorded as a reduction to the gain on extinguishment of debt. The transactions resulted in a net gain of $1.6 million which has been recorded within the condensed consolidated statements of operations.
Foreign debt
The Company has the following foreign debt obligations, including various overdraft facilities and term loans:

	June 30, 2017	December 31, 2016
Germany	$21,679	$21,469
Mexico	3,550	850
India	797	834
Other	21	150
Total foreign debt	$26,047	$23,303
These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.2 million to $13.7 million and $0.1 million to $12.6 million as of June 30, 2017 and December 31, 2016, respectively. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and/or maximum leverage ratio, among others. The Company was in compliance with these covenants as of June 30, 2017.
The foreign debt obligations in Germany primarily relate to term loans within our finishing segment of $20.6 million at June 30, 2017 and $19.3 million at December 31, 2016. The borrowings bear interest at fixed and variable rates ranging from 2.3% to 4.6% and are subject to repayment in varying amounts through 2030.
Interest Rate Hedge Contracts
The Company is exposed to certain financial risks relating to fluctuations in interest rates. To manage exposure to such fluctuations, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at June 30, 2017 and December 31, 2016. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

hedge contracts in the first quarter of 2017. For the six months ended June 30, 2017, the Company recognized $1.1 million of interest expense related to the Swaps. There was no interest expense recognized in 2016. Based on current interest rates, the Company expects to recognize interest expense of $1.7 million related to the Swaps in the next 12 months.
The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was $2.1 million at June 30, 2017 and $2.0 million at December 31, 2016, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	June 30, 2017	December 31, 2016
Interest rate swaps:
Recorded in other current liabilities	$1,373	$1,916
Recorded in other long-term liabilities	739	133
Total derivatives designated as hedging instruments	$2,112	$2,049

8.	Share-Based Compensation
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
There were 3,473,435 shares of common stock reserved and authorized for issuance under the 2014 Plan. At June 30, 2017, there were 1,767,237 shares of common stock that remained authorized and available for future grants.
The Company recognized the following share-based compensation expense (income):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Restricted stock units	$321	$335	$664	$589
Adjusted EBITDA vesting awards	—	(2,404)	—	(2,384)
Stock price vesting awards	3	25	9	54
ROIC vesting awards	—	95	—	140
Subtotal	324	(1,949)	673	(1,601)
Impact of accelerated vesting	—	—	—	228
Total share-based compensation expense (income)	$324	$(1,949)	$673	$(1,373)

Total income tax benefit (provision) recognized	$124	$(734)	$257	$(520)
As of June 30, 2017, total unrecognized compensation cost related to share-based compensation awards was approximately $0.5 million, which the Company expects to recognize over a weighted average period of approximately 1.8 years.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table sets forth the restricted and performance share unit activity:

			Performance Share Units
	Restricted Stock Units		Adjusted EBITDA Vesting Awards		Stock Price Vesting Awards		ROIC Vesting Awards
	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2016	554	$5.22	723	$9.67	341	$2.85	513	$3.65
Granted	30	1.45	—	—	—	—	—	—
Adjustment for performance results achieved (1)(2)	—	—	(708)	9.65	(189)	2.30	—	—
Issued	(106)	6.58	—	—	—	—	—	—
Deferred	—	—	—	—	—	—	—	—
Forfeited	(8)	6.04	(15)	10.49	(152)	3.54	(47)	3.46
Outstanding at June 30, 2017	470	$4.66	—	$—	—	$—	466	$3.67
(1) Adjustment for Adjusted EBITDA awards was due to the number of shares vested at the end of the three-year performance period ended June 30, 2017 being lower than the maximum achievement of the targeted Adjusted EBITDA performance metric.
(2) Adjustment for Stock Price Vesting Awards was due to the sales price of the Company’s common stock at the end of the three-year performance period ended June 30, 2017 being lower than the established stock price targets of the Stock Price Vesting Awards.
Restricted Stock Units
As of June 30, 2017, there was $0.5 million of unrecognized share-based compensation expense related to 340,929 RSU awards, with a weighted-average grant date fair value of $3.57, that are expected to vest over a weighted-average period of 1.8 years. Included within the 470,041 RSU awards outstanding as of June 30, 2017 are 129,112 RSU awards for members of our Board of Directors which have vested and issuance of the shares has been deferred, with a weighted-average grant date fair value of $7.53.
In connection with the vesting of RSUs previously granted by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the six months ended June 30, 2017 and July 1, 2016, there were 25,532 and 33,486 shares, respectively, withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ equity.
Performance Share Units
Adjusted EBITDA Vesting Awards
During the second quarter of 2016, the Company lowered its estimated vesting of Adjusted EBITDA based performance share unit awards with a three year measurement period ending June 30, 2017 from 62.5% of target, or 301,382 shares, to an estimated vesting of 0% of target, or 0 shares. As of June 30, 2017, there was no unrecognized compensation expense related to cumulative Adjusted EBITDA based vesting performance share unit awards expected to be recognized in subsequent periods, and the awards are no longer outstanding as the award period expired on June 30, 2017.
Stock Price Vesting Awards
As of June 30, 2017, there was no unrecognized compensation expense related to stock price based performance share unit awards expected to be recognized in subsequent periods, and the awards are no longer outstanding as the award period expired on June 30, 2017.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

ROIC Vesting Awards
During the fourth quarter of 2016, the Company lowered its estimated vesting of ROIC (return on invested capital) based performance share unit awards with a three year measurement period ending on December 31, 2018 from 100% of target, or 310,557 shares, to an estimated payout of 0% of target or 0 shares. As of June 30, 2017, there was no unrecognized compensation expense related to ROIC based vesting performance share unit awards expected to be recognized in subsequent periods.

9.	Earnings per Share
Basic income (loss) per share is calculated by dividing net income (loss) attributable to Jason Industries’ common shareholders by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including public warrants, RSUs, performance share units, convertible preferred stock, and certain “Rollover Shares” of JPHI Holdings Inc. (“JPHI”), a majority owned subsidiary of the Company until the first quarter of 2017 (and now a wholly owned subsidiary), convertible into shares of Jason Industries. Such Rollover Shares were contributed by former owners and management of Jason Partners Holdings Inc. prior to the Company’s acquisition of JPHI. Public warrants (“warrants”) consist of warrants to purchase shares of Jason Industries common stock which are quoted on Nasdaq under the symbol “JASNW.”
The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the anti-dilutive shares was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net loss per share attributable to Jason Industries common shareholders
Basic and diluted loss per share	$(0.17)	$(0.13)	$(0.22)	$(0.28)

Numerator:
Net loss available to common shareholders of Jason Industries	$(4,417)	$(2,870)	$(5,721)	$(6,276)
Denominator:
Basic and diluted weighted-average shares outstanding	26,042	22,395	25,914	22,392

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock	13,994	13,994	13,994	13,994
Conversion of Series A 8% Perpetual Convertible Preferred (1)	3,815	3,653	3,778	3,653
Conversion of JPHI rollover shares convertible to Jason Industries common stock (2)	—	3,486	119	3,486
Restricted stock units	546	401	547	351
Performance share units	1,381	2,023	1,422	1,797
Total	19,736	23,557	19,860	23,281

(1)
Includes the impact of 931 additional Series A Preferred Stock shares from a stock dividend declared on June 13, 2017 to be paid in additional shares of Series A Preferred Stock on July 1, 2017. The Company included the preferred stock within the condensed consolidated balance sheets as of the declaration date.

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

10.	Income Taxes
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
The effective income tax rate was (6.1)% and (459.0)% for the three months ended June 30, 2017 and July 1, 2016, respectively. The effective tax rate was (6.3)% and 10.1% for the six months ended June 30, 2017 and July 1, 2016, respectively. The effective income tax rate for both 2017 and 2016 reflects the benefits of tax losses at the higher U.S. Federal statutory rate, taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. Federal statutory rate, and discrete items. The effective income tax rates for the three and six months ended June 30, 2017 were also impacted by the recording of certain tax effects associated with the planned Acoustics Europe sale as a component of the loss on divestiture. The net discrete tax provision was $0.4 million and $0.6 million for the three and six months ended June 30, 2017, respectively. The net discrete tax provision was a result of the vesting, forfeiture and expiration of the performance period on performance based restricted stock units for which no tax benefit will be realized. The net discrete tax provision was $2.7 million and $2.8 million for the three and six months ended July 1, 2016, respectively.
The amount of gross unrecognized tax benefits was $2.0 million and $1.9 million as of June 30, 2017 and December 31, 2016, respectively, of which $1.7 million and $1.6 million, respectively, would reduce the Company’s effective tax rate if recognized.
During the next twelve months, the Company believes it is reasonably possible that the amount of unrecognized tax benefits could decrease by $0.1 million. The Company recognizes interest and penalties related to tax matters in its tax provision. The Company has an immaterial amount of accrued interest and penalties that were recognized as a component of the income tax provision as of June 30, 2017 and December 31, 2016.

11.	Shareholders' Equity (Deficit)
The changes in the components of accumulated other comprehensive loss, net of taxes, for the six months ended June 30, 2017 and July 1, 2016 were as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized losses on cash flow hedges	Total
Balance at December 31, 2016	$(1,777)	$(27,404)	$(1,191)	$(30,372)
Other comprehensive income (loss) before reclassifications	—	7,740	(697)	7,043
Amounts reclassified from accumulated other comprehensive loss	30	(750)	658	(62)
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	(113)	(1,698)	(73)	(1,884)
Balance at June 30, 2017	$(1,860)	$(22,112)	$(1,303)	$(25,275)

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized losses on cash flow hedges	Total
Balance at December 31, 2015	$(1,051)	$(20,237)	$(168)	$(21,456)
Other comprehensive income (loss) before reclassifications	—	874	(2,604)	(1,730)
Balance at July 1, 2016	$(1,051)	$(19,363)	$(2,772)	$(23,186)
The Company did not reclassify any amounts from accumulated other comprehensive loss to earnings for the six months ended July 1, 2016.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Series A Preferred Stock Dividends
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the six months ended June 30, 2017:

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2017	November 15, 2016	$20.00	$900	899
April 1, 2017	February 15, 2017	$20.00	$918	915
On June 13, 2017, the Company announced a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on July 1, 2017 to holders of record on May 15, 2017. As of June 30, 2017, the Company has recorded the 931 additional Series A Preferred Stock shares declared for the dividend of $0.9 million within preferred stock in the condensed consolidated balance sheets.
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.
On June 30, 2014, the Company and Jason Partners Holdings Inc. (“Jason”) completed a transaction in which JPHI, then a majority owned subsidiary of the Company, acquired all of the capital stock of Jason from its current owners (the “Business Combination”). The purchase price included the contribution of Jason common stock to JPHI by certain former owners, directors and management of Jason (collectively, the “Rollover Participants”) in exchange for JPHI stock. Following the consummation of the Business Combination, Jason became an indirect majority-owned subsidiary of the Company, with the Company then owning approximately 83.1 percent of JPHI and the Rollover Participants then owning a noncontrolling interest of approximately 16.9 percent of JPHI. The Rollover Participants received 3,485,623 shares of JPHI, which were exchangeable on a one-for-one basis for shares of common stock of the Company.
In November and December 2016, certain Rollover Participants exchanged 2,401,616 shares of JPHI stock for Company common stock, which decreased the noncontrolling interest to 6.0 percent. As of December 31, 2016, 1,084,007 shares of JPHI stock were outstanding with the Rollover Participants. In the first quarter of 2017, certain Rollover participants exchanged the remaining 1,084,007 shares of JPHI stock for Company common stock, which decreased the noncontrolling interest to 0 percent, and no shares of JPHI stock remain outstanding as of June 30, 2017. The decreases to the noncontrolling interest as a result of the exchanges resulted in increases in both accumulated other comprehensive loss and additional paid-in capital to reflect the Company’s increased ownership in JPHI.

12.	Business Segments, Geographic and Customer Information
The Company’s business activities are organized around and aggregated into reportable segments based on their similar economic characteristics, products, production processes, types of customers and distribution methods. The Company has four reportable segments: finishing, components, seating and acoustics.
Net sales information relating to the Company’s reportable segments was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Finishing	$49,757	$53,148	$99,233	$103,424
Components	21,713	24,634	42,830	51,471
Seating	44,921	44,680	92,294	96,630
Acoustics	56,086	63,225	113,313	125,136
Net Sales	$172,477	$185,687	$347,670	$376,661
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
Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated income before taxes:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Segment Adjusted EBITDA
Finishing	$7,324	$7,634	$14,391	$12,863
Components	2,451	3,337	5,171	7,950
Seating	5,897	5,620	11,427	12,249
Acoustics	7,983	6,758	14,704	13,373
Total segment Adjusted EBITDA	$23,655	$23,349	$45,693	$46,435
Interest expense	(370)	(421)	(705)	(843)
Depreciation and amortization	(9,329)	(11,252)	(19,092)	(21,457)
(Loss) gain on disposal of property, plant and equipment - net	(65)	14	265	(689)
Loss on divestiture	(6,686)	—	(6,686)	—
Restructuring	(552)	(1,705)	(1,233)	(4,354)
Integration and other restructuring costs	—	(14)	—	(1,276)
Total segment income before income taxes	6,653	9,971	18,242	17,816
Corporate general and administrative expenses	(3,075)	(4,595)	(6,552)	(9,342)
Corporate interest expense	(8,025)	(7,542)	(16,056)	(15,144)
Corporate gain on extinguishment of debt	1,564	—	1,564	—
Corporate depreciation	(83)	(88)	(168)	(180)
Corporate restructuring	9	(78)	9	(146)
Corporate integration and other restructuring costs	—	(41)	—	(368)
Corporate share-based compensation	(324)	1,949	(673)	1,373
Consolidated loss before income taxes	$(3,281)	$(424)	$(3,634)	$(5,991)
Assets held by reportable segments were as follows:

	June 30, 2017	December 31, 2016
Finishing	$249,322	$233,045
Components	77,392	81,450
Seating	103,816	105,184
Acoustics	167,468	172,769
Total segments	597,998	592,448
Corporate and eliminations	(8,444)	(8,117)
Consolidated total assets	$589,554	$584,331

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

13.	Fair Value Measurements
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
The carrying amounts within the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $377.6 million as of June 30, 2017. As of December 31, 2016, the fair value of total debt was approximately $365.8 million. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.
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

14.	Commitments and Contingencies
Litigation Matters
On December 22, 2016, JMB Capital Partners Master Fund, L.P. (“Plaintiff”), filed a complaint in the Supreme Court of the State of New York, County of New York, captioned JMB Capital Partners Master Fund, L.P. v. Jason Industries, Inc., et al., Index No. 656692/2016. The complaint names the Company and Jeffry N. Quinn as defendants (“Defendants”) and asserts claims for breach of representations and warranties, fraudulent inducement, negligent misrepresentation, conversion, unjust enrichment and breach of the implied covenant of good faith and fair dealing. The claims arise out of alleged misrepresentations made in connection with the sale of Series A Preferred Stock to Plaintiff pursuant to a Subscription Agreement executed on May 14, 2014. Plaintiff seeks compensatory damages, rescission of the Subscription Agreement, consequential and punitive damages, attorneys’ fees, pre-judgment and post-judgment interest, costs of suit, and other equitable relief. Plaintiff filed an amended complaint and Defendants have filed their motion to dismiss. The Company continues to believe that this action lacks merit and intends to defend the case vigorously. As of June 30, 2017, the Company has not recorded a loss contingency related to this case, as the risk of loss is not perceived to be probable based on facts of the case known to date. As this case is in the early stages, no range of loss can be reasonably estimated at this time, however, an unfavorable outcome in the matter could have a material adverse effect on the Company’s financial condition or cash flows. The Company will continue to evaluate the status of the case and would record a reserve for losses at the time when it is both probable that a loss has been incurred and the amount of loss is reasonably estimable.

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
Environmental Matters
At June 30, 2017 and December 31, 2016, the Company held reserves of $1.0 million for environmental matters at one location. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations or cash flows.

15.	Subsequent Events
Share-based compensation and cash bonus award grants
On July 5, 2017, the Company granted 1,567,150 units of share-based compensation awards, including 612,145 restricted stock units and 955,005 adjusted EBITDA vesting awards, both with a grant-date fair value of $1.27. Additional cash bonus awards were also issued to certain executive officers and senior management employees with a total potential value of $0.7 million, subject to certain adjusted EBITDA performance targets for a portion of the awards.
The number of adjusted EBITDA vesting awards issued can range from zero to 100%, depending on achievement of targeted performance metrics over a performance period of 3 years. The restricted stock units and time-vesting cash bonus awards vest in two 18 month installments over a 3 year vesting period.

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

Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2017, the Company’s fiscal quarters are comprised of the three months ended March 31, June 30, September 29, and December 31. In 2016, the Company’s fiscal quarters were comprised of the three months ending April 1, July 1, September 30, and December 31. Throughout this MD&A, we refer to the period from April 1, 2017 through June 30, 2017 as the “second quarter of 2017” or the “second quarter ended June 30, 2017”. Similarly, we refer to the period from April 2, 2016 through July 1, 2016 as the “second quarter of 2016” or the “second quarter ended July 1, 2016”.
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
During the six months ended June 30, 2017 and July 1, 2016, approximately 31% and 29%, respectively, of the Company’s sales were derived from customers outside the United States. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations (in thousands) (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net sales	$172,477	$185,687	$347,670	$376,661
Cost of goods sold	136,758	148,531	277,187	301,614
Gross profit	35,719	37,156	70,483	75,047
Selling and administrative expenses	25,242	28,273	51,898	60,574
Loss (gain) on disposals of property, plant and equipment - net	65	(14)	(265)	689
Restructuring	543	1,783	1,224	4,500
Operating income	9,869	7,114	17,626	9,284
Interest expense	(8,395)	(7,963)	(16,761)	(15,987)
Gain on extinguishment of debt	1,564	—	1,564	—
Equity income	277	142	420	311
Loss on divestiture	(6,686)	—	(6,686)	—
Other income - net	90	283	203	401
Loss before income taxes	(3,281)	(424)	(3,634)	(5,991)
Tax provision (benefit)	200	1,946	228	(605)
Net loss	$(3,481)	$(2,370)	$(3,862)	$(5,386)
Less net (loss) gain attributable to noncontrolling interests	—	(400)	5	(910)
Net loss attributable to Jason Industries	$(3,481)	$(1,970)	$(3,867)	$(4,476)
Accretion of preferred stock dividends	936	900	1,854	1,800
Net loss available to common shareholders of Jason Industries	$(4,417)	$(2,870)	$(5,721)	$(6,276)
Other financial data: (1)

	Three Months Ended		Increase/(Decrease)
(in thousands, except percentages)	June 30, 2017	July 1, 2016	$	%
Consolidated
Net sales	$172,477	$185,687	$(13,210)	(7.1)%
Net loss	(3,481)	(2,370)	(1,111)	(46.9)
Net loss as a % of net sales	2.0%	1.3%	70 bps
Adjusted EBITDA	20,580	18,754	1,826	9.7
Adjusted EBITDA % of net sales	11.9%	10.1%	180 bps

	Six Months Ended		Increase/(Decrease)
(in thousands, except percentages)	June 30, 2017	July 1, 2016	$	%
Consolidated
Net sales	$347,670	$376,661	$(28,991)	(7.7)%
Net loss	(3,862)	(5,386)	1,524	28.3
Net loss as a % of net sales	1.1%	1.4%	(30) bps
Adjusted EBITDA	39,141	37,093	2,048	5.5
Adjusted EBITDA % of net sales	11.3%	9.8%	150 bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for a reconciliation of Adjusted EBITDA to net loss.

The Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended July 1, 2016
Net sales. Net sales were $172.5 million for the three months ended June 30, 2017, a decrease of $13.2 million, or 7.1%, compared with $185.7 million for the three months ended July 1, 2016, reflecting decreased net sales in the acoustics segment of $7.1 million, the finishing segment of $3.4 million and the components segment of $2.9 million, partially offset by an increase in the seating segment of $0.2 million. See further discussion of segment results below.
Net sales were $347.7 million for the six months ended June 30, 2017, a decrease of $29.0 million, or 7.7%, compared with $376.7 million for the six months ended July 1, 2016, reflecting decreased net sales in the the acoustics segment of $11.8 million, the components segment of $8.6 million, the seating segment of $4.3 million and the finishing segment of $4.2 million. See further discussion of segment results below.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $2.4 million on consolidated net sales during the three months ended June 30, 2017 compared with 2016, negatively impacting the finishing segments’ net sales by $2.0 million and both the seating and acoustics segments’ net sales by $0.2 million. Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $4.3 million on consolidated net sales during the six months ended June 30, 2017 compared with 2016, negatively impacting the finishing, seating and acoustics segments’ net sales by $3.2 million, $0.6 million and $0.5 million, respectively. This was due principally to strengthening of the U.S. dollar against the Euro in the first six months of 2017 compared to the first six months of 2016.
Cost of goods sold. Cost of goods sold was $136.8 million for the three months ended June 30, 2017, compared with $148.5 million for the three months ended July 1, 2016. The decrease in cost of goods sold was primarily due to lower net sales volumes in the acoustics, finishing, and components segments, lower labor and material usage costs in the acoustics segment as a result of operational efficiencies and supply chain initiatives, lower manufacturing costs in the finishing segment as a result of the wind down of a facility in São Bernardo do Campo, Brazil and a $2.0 million favorable impact related to foreign currency exchange rates. The decrease was partially offset by operational inefficiencies in the components segment.
Cost of goods sold was $277.2 million for the six months ended June 30, 2017, compared with $301.6 million for the six months ended July 1, 2016. The decrease in cost of goods sold was primarily due to lower net sales volumes across all segments, lower labor and material usage costs in the acoustics segment as a result of operational efficiencies, lower manufacturing costs in the finishing segment as a result of the wind down of a facility in São Bernardo do Campo, Brazil and a $3.4 million favorable impact related to foreign currency exchange rates. The decrease was partially offset by operational inefficiencies in the components segment.
Gross profit. For the reasons described above, gross profit was $35.7 million for the three months ended June 30, 2017, compared with $37.2 million for the three months ended July 1, 2016 and $70.5 million for the six months ended June 30, 2017, compared with $75.0 million for the six months ended July 1, 2016.
Selling and administrative expenses. Selling and administrative expenses were $25.2 million for the three months ended June 30, 2017, compared with $28.3 million for the three months ended July 1, 2016, a decrease of $3.1 million. The decrease is primarily due to reduced selling and administrative expenses resulting from the Company’s global cost reduction and restructuring program announced on March 1, 2016 of $1.5 million for the three months ended June 30, 2017, which includes $0.8 million related to the closure of facilities in the components and finishing segments, as well as decreased selling and administrative expenses across all segments of $1.7 million from other spending controls, decreased corporate expenses of $1.5 million primarily related to professional fees associated with supply chain consulting which incurred in 2016, a reduction of bad debt expenses of $0.6 million due to improved collections and a $0.2 million favorable impact related to foreign currency exchange rates. The decrease was partially offset by an increase in share-based compensation expense of $2.3 million primarily due to a decrease in assumed vesting of Adjusted EBITDA Vesting Awards in the second quarter of 2016, which resulted in a $2.5 million reversal of previously recorded expense, and increased incentive compensation of $0.6 million.
Selling and administrative expenses were $51.9 million for the six months ended June 30, 2017 compared with $60.6 million for the six months ended July 1, 2016, a decrease of $8.7 million. The decrease is primarily due to reduced selling and administrative expenses resulting from the Company’s global cost reduction and restructuring program announced on March 1, 2016 of $4.4 million for the six months ended June 30, 2017, which includes $1.4 million related to the closure of facilities in the components and finishing segments, as well as decreased corporate expenses of $2.1 million primarily related to professional fees associated with supply chain consulting which incurred in 2016, decreased selling and administrative expenses across all segments of $1.7 million from other spending controls, a reduction of bad debt expenses of $0.7 million due to improved collections and a $0.6 million favorable impact related to foreign currency exchange rates. The decrease was partially offset by an increase in share-based compensation expense of $2.0 million primarily due to a decrease in assumed vesting of Adjusted EBITDA Vesting Awards in the second quarter of 2016, which resulted in a $2.5 million reversal of previously recorded expense.

Loss (gain) on disposals of property, plant and equipment - net. Loss (gain) on disposals of property, plant and equipment - net for the three months ended June 30, 2017 and the three months ended July 1, 2016 was not material. Gain on disposals of property, plant and equipment - net for the six months ended June 30, 2017 was $0.3 million compared to a loss of $0.7 million for the six months ended July 1, 2016. The gain on disposals of property, plant and equipment - net for the six months ended June 30, 2017 relates to a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility. The loss on disposals of property, plant and equipment - net for the six months ended July 1, 2016 includes a loss of $0.6 million on a sale of a seating segment facility. Changes in the level of fixed asset disposals are dependent upon a number of factors, including changes in the level of asset sales, operational restructuring activities, and capital expenditure levels.
Restructuring. Restructuring costs were $0.5 million for the three months ended June 30, 2017 compared with $1.8 million for the three months ended July 1, 2016. Restructuring costs were $1.2 million for the six months ended June 30, 2017 compared with $4.5 million for the six months ended July 1, 2016. During 2017, such costs primarily related to the consolidation of two U.S. facilities in the components segment, the wind down of a facility in São Bernardo do Campo, Brazil in the finishing segment and the consolidation of two U.S. facilities in the finishing segment. During 2016, such costs primarily related to severance actions in all segments resulting from the global cost reduction and restructuring program announced on March 1, 2016, including costs related to the closure of the components segment’s facility in Buffalo Grove, Illinois.
Interest expense. Interest expense was $8.4 million for the three months ended June 30, 2017, compared with $8.0 million for the three months ended July 1, 2016. The increase in interest expense for the three months ended June 30, 2017 primarily relates to $0.5 million recognized in the three months ended June 30, 2017 related to the Company’s interest rate swaps which were effective December 30, 2016. The effective interest rate on the Company’s total outstanding indebtedness for three months ended June 30, 2017 was 7.7% as compared to 7.1% for the three months ended July 1, 2016.
Interest expense was $16.8 million for the six months ended June 30, 2017 compared with $16.0 million for the six months ended July 1, 2016. The increase in interest expense for the six months ended June 30, 2017 primarily relates to $1.1 million recognized in the six months ended June 30, 2017 related to the Company’s interest rate swaps which were effective December 30, 2016. The effective interest rate on the Company’s total outstanding indebtedness for the six months ended June 30, 2017 was 7.7% as compared to 7.0% for the six months ended July 1, 2016.
See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
Gain on extinguishment of debt. Gain on extinguishment of debt was $1.6 million for both the three and six months ended June 30, 2017. The gain on extinguishment of debt relates to the repurchase of $8.0 million of Second Lien Term Loan debt in the second quarter of 2017 for $6.1 million, partially offset by a $0.3 million write-off of previously unamortized debt discounts and deferred financing costs on the Term Loans related to the extinguishment. See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
Equity income. Equity income was $0.3 million for the three months ended June 30, 2017 compared with $0.1 million for the three months ended July 1, 2016. Equity income was $0.4 million for the six months ended June 30, 2017 compared with $0.3 million for the six months ended July 1, 2016.
Loss on divestiture. Loss on divestiture was $6.7 million for both the three and six months ended June 30, 2017. During the second quarter of 2017, the Company's board of directors approved a plan to sell the Acoustics Europe business and the Company classified the assets and liabilities of the Acoustics Europe business as held for sale. In connection with the approved plan, the carrying amount of the long-lived assets were written down to fair value less costs to sell, which resulted in a $6.7 million pre-tax loss.
Other income - net. Other income was $0.1 million for the three months ended June 30, 2017 and $0.3 million for the three months ended July 1, 2016. Other income was $0.2 million for the six months ended June 30, 2017 and $0.4 million for the six months ended July 1, 2016.
Loss before income taxes. For the reasons described above, loss before income taxes was $3.3 million for the three months ended June 30, 2017, compared with $0.4 million for the three months ended July 1, 2016. Loss before income taxes was $3.6 million for the six months ended June 30, 2017 compared with $6.0 million for the six months ended July 1, 2016.
Tax provision (benefit). The tax provision was $0.2 million for the three months ended June 30, 2017, compared with a tax provision of $1.9 million for the three months ended July 1, 2016. The tax provision was $0.2 million for the six months ended June 30, 2017 compared with a tax benefit of $0.6 million for the six months ended July 1, 2016. The effective tax rate for the three months ended June 30, 2017 was (6.1)%, compared with (459.0)% for the three months ended July 1, 2016. The effective tax rate was (6.3)% for the six months ended June 30, 2017 compared with 10.1% for the six months ended July 1, 2016. The net discrete tax provision was $0.4 million and $0.6 million for the three and six months ended June 30, 2017. The net discrete tax provision was a result of the vesting, forfeiture and expiration of the performance period on performance based restricted stock units for which no tax benefit will be realized. The net discrete tax provision was $2.7 million and $2.8 million for the three and six months ended July 1, 2016, respectively.
The Company’s tax provision (benefit) is impacted by a number of factors, including, among others, the amount of taxable income or losses at the U.S. federal statutory rate, the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates, the ability to utilize foreign net operating loss carry forwards and adjustments to valuation allowances. The effective tax rate for the three and six months ended June 30, 2017, was impacted by the levels of U.S. and foreign pre-tax losses and earnings, respectively, pre-tax losses in foreign jurisdictions for which no tax benefit was recognized, the vesting and forfeiture of RSUs for which no tax benefit will be realized and the recording of certain tax effects associated with the planned Acoustics Europe sale as a component of the loss on divestiture.
Net loss. For the reasons described above, net loss was $3.5 million for the three months ended June 30, 2017, compared with net loss of $2.4 million for the three months ended July 1, 2016. Net loss was $3.9 million for the six months ended June 30, 2017 compared with $5.4 million for the six months ended July 1, 2016.
Net (loss) gain attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $0.0 million for the three months ended June 30, 2017 and $0.4 million for the three months ended July 1, 2016. Net gain attributable to noncontrolling interests was immaterial for the six months ended June 30, 2017 compared with a net loss attributable to noncontrolling interests of $0.9 million for the six months ended July 1, 2016. Noncontrolling interests represent the Rollover Participants interest in JPHI which was reduced to 0% as of February 23, 2017. See Note 9 to the condensed consolidated financial statements for further discussion.
Adjusted EBITDA. Adjusted EBITDA was $20.6 million, or 11.9% of net sales for the three months ended June 30, 2017, compared with $18.8 million, or 10.1% of net sales for the three months ended July 1, 2016, an increase of $1.8 million, or 9.7%. The increase reflects increased Adjusted EBITDA in the acoustics segment of $1.2 million, the seating segment of $0.3 million and lower corporate expenses of $1.5 million, partially offset by decreased Adjusted EBITDA in the components segment of $0.9 million and the finishing segment of $0.3 million.
Adjusted EBITDA was $39.1 million, or 11.3% of net sales for the six months ended June 30, 2017, compared with $37.1 million, or 9.8%, of net sales for the six months ended July 1, 2016, an increase of $2.0 million, or 5.5%. The increase reflects increased Adjusted EBITDA in the finishing segment of $1.5 million, the acoustics segment of $1.3 million and lower corporate expenses of $2.8 million, partially offset by decreased Adjusted EBITDA in the components segment of $2.8 million and the seating segment of $0.8 million. See further discussion of segment results below.
Changes in foreign currency exchange rates compared with the U.S. dollar had a negative impact of $0.2 million on consolidated Adjusted EBITDA during the three months ended June 30, 2017 compared with the three months ended July 1, 2016, negatively impacting both the finishing and acoustics segment’s Adjusted EBITDA by $0.1 million. During the six months ended June 30, 2017, changes in foreign currency exchange rates had a negative impact of $0.4 million on consolidated Adjusted EBITDA compared to the six months ended July 1, 2016, negatively impacting the finishing and acoustics segment’s Adjusted EBITDA by $0.3 million and $0.1 million, respectively.
Other Comprehensive Income (Loss). Other comprehensive income was $5.5 million for the three months ended June 30, 2017 compared with other comprehensive loss of $3.3 million for the three months ended July 1, 2016. Other comprehensive income was $7.0 million for the six months ended June 30, 2017 compared with other comprehensive loss of $2.1 million for the six months ended July 1, 2016. The increase in both periods was driven by more favorable foreign currency translation adjustments in 2017 compared to 2016 and a less significant increase in the unrealized loss position on cash flow hedges in 2017 compared to 2016.
The net change in unrealized gains (losses) on cash flow hedges is based on the changes in current interest rates and market expectations of the timing and amount of future interest rate changes. In the fourth quarter of 2015, the Company entered into the forward starting interest rate swap agreements discussed in Note 7, “Debt and Hedging Instruments”. In 2016, subsequent to entering into these arrangements, actual interest rate increases had been lower and had occurred later than expected, thereby, resulting in losses associated with these hedging instruments. In 2017, the hedging instruments continue to be in a net loss position, however, actual interest rate changes have been minimal and have resulted in an immaterial increase in previously recorded unrealized losses on the hedging instruments for the six months ended June 30, 2017.
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
The Senior Secured Credit Facilities (defined in Note 7 and below) definition of EBITDA excludes income of partially owned affiliates, unless such earnings have been received in cash.
Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net loss	$(3,481)	$(2,370)	$(3,862)	$(5,386)
Tax provision (benefit)	200	1,946	228	(605)
Interest expense	8,395	7,963	16,761	15,987
Depreciation and amortization	9,412	11,340	19,260	21,637
EBITDA	14,526	18,879	32,387	31,633
Adjustments:
Restructuring(1)	543	1,783	1,224	4,500
Integration and other restructuring costs(2)	—	55	—	1,644
Share-based compensation(3)	324	(1,949)	673	(1,373)
Loss (gain) on disposals of property, plant and equipment - net(4)	65	(14)	(265)	689
Gain on extinguishment of debt(5)	(1,564)	—	(1,564)	—
Loss on divestiture(6)	6,686	—	6,686	—
Total adjustments	6,054	(125)	6,754	5,460
Adjusted EBITDA	$20,580	$18,754	$39,141	$37,093

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

(2)
During the six months ended July 1, 2016, integration and other restructuring costs includes costs associated with the start-up of new acoustics segment facilities in Warrensburg, Missouri and Richmond, Indiana. Such costs are not included in restructuring for GAAP purposes.

(3)
Represents share-based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan. During the six months ended July 1, 2016, share-based compensation expense includes $2.5 million of expense reversal as a result of the lowering of assumed vesting levels for Adjusted EBITDA performance share units. See Note 8, “Share-Based Compensation” of the accompanying condensed consolidated financial statements for further information.

(4)
(Gain) loss on disposals of property, plant and equipment - net for the six months ended June 30, 2017 included a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility and for the six months ended July 1, 2016 included a loss of $0.6 million on sale of a seating segment facility.

(5)
Represents a gain on extinguishment of Second Lien Term Loan debt in the second quarter of 2017. See Note 7, “Debt and Hedging Instruments” of the accompanying condensed consolidated financial statements for further information.

(6)
Represents a write-down of the carrying amount of the long-lived assets to fair value less costs to sell in connection with the planned sale of the Acoustics Europe business. See Note 2, “Divestiture” of the accompanying condensed consolidated financial statements for further information.

Adjusted EBITDA percentage of net sales. Adjusted EBITDA as a percentage of net sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments.
Segment Financial Data
The table, below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three and six months ended June 30, 2017 and July 1, 2016. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for a reconciliation of Adjusted EBITDA to Net Loss which is the nearest GAAP measure.

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 30, 2017	July 1, 2016	$	%
Finishing
Net sales	$49,757	$53,148	$(3,391)	(6.4)%
Adjusted EBITDA	7,324	7,634	(310)	(4.1)
Adjusted EBITDA % of net sales	14.7%	14.4%	30 bps
Components
Net sales	$21,713	$24,634	$(2,921)	(11.9)%
Adjusted EBITDA	2,451	3,337	(886)	(26.6)
Adjusted EBITDA % of net sales	11.3%	13.5%	(220) bps
Seating
Net sales	$44,921	$44,680	$241	0.5%
Adjusted EBITDA	5,897	5,620	277	4.9
Adjusted EBITDA % of net sales	13.1%	12.6%	50 bps
Acoustics
Net sales	$56,086	$63,225	$(7,139)	(11.3)%
Adjusted EBITDA	7,983	6,758	1,225	18.1
Adjusted EBITDA % of net sales	14.2%	10.7%	350 bps
Corporate
Adjusted EBITDA	$(3,075)	$(4,595)	$1,520	33.1%
Consolidated
Net sales	$172,477	$185,687	$(13,210)	(7.1)%
Adjusted EBITDA	20,580	18,754	1,826	9.7
Adjusted EBITDA % of net sales	11.9%	10.1%	180 bps

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 30, 2017	July 1, 2016	$	%
Finishing
Net sales	$99,233	$103,424	$(4,191)	(4.1)%
Adjusted EBITDA	14,391	12,863	1,528	11.9
Adjusted EBITDA % of net sales	14.5%	12.4%	210 bps
Components
Net sales	$42,830	$51,471	$(8,641)	(16.8)%
Adjusted EBITDA	5,171	7,950	(2,779)	(35.0)
Adjusted EBITDA % of net sales	12.1%	15.4%	(330) bps
Seating
Net sales	$92,294	$96,630	$(4,336)	(4.5)%
Adjusted EBITDA	11,427	12,249	(822)	(6.7)
Adjusted EBITDA % of net sales	12.4%	12.7%	(30) bps
Acoustics
Net sales	$113,313	$125,136	$(11,823)	(9.4)%
Adjusted EBITDA	14,704	13,373	1,331	10.0
Adjusted EBITDA % of net sales	13.0%	10.7%	230 bps
Corporate
Adjusted EBITDA	$(6,552)	$(9,342)	$2,790	29.9%
Consolidated
Net sales	$347,670	$376,661	$(28,991)	(7.7)%
Adjusted EBITDA	39,141	37,093	2,048	5.5
Adjusted EBITDA % of net sales	11.3%	9.8%	150 bps

Finishing Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 30, 2017	July 1, 2016	$	%
Net sales	$49,757	$53,148	$(3,391)	(6.4)%
Adjusted EBITDA	7,324	7,634	(310)	(4.1)
Adjusted EBITDA % of net sales	14.7%	14.4%	30 bps
Net sales in the finishing segment for the three months ended June 30, 2017 were $49.8 million, a decrease of $3.4 million or 6.4%, compared with $53.1 million for the three months ended July 1, 2016. On a constant currency basis (net negative currency impact of $2.0 million for the three months ended June 30, 2017), revenues decreased by $1.4 million for the three months ended June 30, 2017. The decrease in net sales for the three months ended June 30, 2017 was primarily due to a $1.4 million decrease associated with the wind down of the finishing segment’s facility in São Bernardo do Campo, Brazil and decreases in volume associated with strategic decisions related to exiting unprofitable customers and products, partially offset by increases in volume in industrial end markets in Europe.
Adjusted EBITDA for the three months ended June 30, 2017 decreased $0.3 million to $7.3 million (14.7% of net sales) from $7.6 million (14.4% of net sales) for the three months ended July 1, 2016. On a constant currency basis (net negative currency impact of $0.1 million for the three months ended June 30, 2017), Adjusted EBITDA decreased by $0.2 million for the three months ended June 30, 2017. The decrease in Adjusted EBITDA primarily resulted from increased incentive compensation expense for the three months ended June 30, 2017 as compared to the three months ended July 1, 2016, partially offset by savings in selling and administrative expenses as a result of the Company’s global cost reduction and restructuring program and other spending controls.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 30, 2017	July 1, 2016	$	%
Net sales	$99,233	$103,424	$(4,191)	(4.1)%
Adjusted EBITDA	14,391	12,863	1,528	11.9
Adjusted EBITDA % of net sales	14.5%	12.4%	210 bps
Net sales in the finishing segment for the six months ended June 30, 2017 were $99.2 million, a decrease of $4.2 million or 4.1%, compared with $103.4 million for the six months ended July 1, 2016. On a constant currency basis (net negative currency impact of $3.2 million for the six months ended June 30, 2017), revenues decreased by $1.0 million for the six months ended June 30, 2017. Excluding currency impact, the decrease in net sales for the six months ended June 30, 2017 was primarily due to a $2.0 million decrease associated with the wind down of the finishing segment’s facility in São Bernardo do Campo, Brazil and decreases in volume associated with strategic decisions related exiting unprofitable customers and products, partially offset by increases in volume in industrial end markets in North America.
Adjusted EBITDA for the six months ended June 30, 2017 increased $1.5 million to $14.4 million (14.5% of net sales) from $12.9 million (12.4% of net sales) for the six months ended July 1, 2016. On a constant currency basis (net negative currency impact of $0.3 million for the six months ended June 30, 2017), Adjusted EBITDA increased by $1.8 million for the six months ended June 30, 2017. The increase in Adjusted EBITDA for the six months ended June 30, 2017 primarily resulted from savings in selling and administrative expenses as a result of the Company’s global cost reduction and restructuring program and other spending controls.
Components Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 30, 2017	July 1, 2016	$	%
Net sales	$21,713	$24,634	$(2,921)	(11.9)%
Adjusted EBITDA	2,451	3,337	(886)	(26.6)
Adjusted EBITDA % of net sales	11.3%	13.5%	(220) bps
Net sales in the components segment for the three months ended June 30, 2017 were $21.7 million, a decrease of $2.9 million, or 11.9%, compared with $24.6 million for the three months ended July 1, 2016. The decrease was primarily due to lower sales volumes in the rail market and the strategic decision to discontinue certain product lines selling under the Assembled Products brand in 2016, partially offset by higher volumes in smart utility meter components.
Adjusted EBITDA decreased $0.9 million, or 26.6%, for the three months ended June 30, 2017 to $2.5 million (11.3% of net sales) compared with $3.3 million (13.5% of net sales) for the three months ended July 1, 2016. The decrease primarily resulted from lower volumes from the higher margin rail market, unfavorable product mix and operational material and labor inefficiencies, partially offset by a reduction of bad debt expense due to improved collections and decreased selling and administrative expenses from other spending controls.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 30, 2017	July 1, 2016	$	%
Net sales	$42,830	$51,471	$(8,641)	(16.8)%
Adjusted EBITDA	5,171	7,950	(2,779)	(35.0)
Adjusted EBITDA % of net sales	12.1%	15.4%	(330) bps
Net sales in the components segment for the six months ended June 30, 2017 were $42.8 million, a decrease of $8.6 million, or 16.8%, compared with $51.5 million for the six months ended July 1, 2016. The decrease during the six months ended June 30, 2017 was primarily due to lower sales volumes of rail and the strategic decision to discontinue certain product lines selling under the Assembled Products brand in 2016, partially offset by higher volumes in smart utility meter components.
Adjusted EBITDA decreased $2.8 million, or 35.0%, for the six months ended June 30, 2017 to $5.2 million (12.1% of net sales) compared with $8.0 million (15.4% of net sales) for the six months ended July 1, 2016. The decrease in Adjusted EBITDA for the six months ended June 30, 2017 primarily resulted from lower volumes from the higher margin rail market and unfavorable product mix, increases in raw material price and lower labor productivity on decreased volumes, partially offset by a reduction of bad debt expense due to improved collections and decreased selling and administrative expenses from other spending controls.

Seating Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 30, 2017	July 1, 2016	$	%
Net sales	$44,921	$44,680	$241	0.5%
Adjusted EBITDA	5,897	5,620	277	4.9
Adjusted EBITDA % of net sales	13.1%	12.6%	50 bps
Net sales in the seating segment for the three months ended June 30, 2017 were $44.9 million, an increase of $0.2 million, or 0.5%, compared with $44.7 million for the three months ended July 1, 2016. On a constant currency basis (net negative currency impact of $0.2 million for the three months ended June 30, 2017), revenues increased by $0.4 million for the three months ended ended June 30, 2017. The increase in net sales in the three months ended June 30, 2017 was primarily due to improved pricing and increases in volume in the construction and power sport markets, partially offset by decreases in volume in the turf care and motorcycle markets.
Adjusted EBITDA was $5.9 million (13.1% of net sales) in the three months ended June 30, 2017 compared with $5.6 million (12.6% of net sales) in the three months ended July 1, 2016. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The increase in Adjusted EBITDA for the three months ended June 30, 2017 was primarily due to savings in cost of goods sold and selling and administrative expenses resulting from the Company’s global cost reduction program and supply chain initiatives and other spending controls, partially offset by increased incentive compensation expense, material cost inflation, and operational inefficiencies resulting in higher material usage and increased freight costs.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 30, 2017	July 1, 2016	$	%
Net sales	$92,294	$96,630	$(4,336)	(4.5)%
Adjusted EBITDA	11,427	12,249	(822)	(6.7)
Adjusted EBITDA % of net sales	12.4%	12.7%	(30) bps
Net sales in the seating segment for the six months ended June 30, 2017 were $92.3 million, a decrease of $4.3 million, or 4.5%, compared with $96.6 million for the six months ended July 1, 2016. On a constant currency basis (net negative currency impact of $0.6 million for the six months ended June 30, 2017), revenues decreased by $3.7 million for the six months ended June 30, 2017. The decrease in net sales for the six months ended June 30, 2017 was primarily due to decreases in volume in the motorcycle, turf care and power sports markets, partially offset by an increase in volume in the construction market.
Adjusted EBITDA was $11.4 million (12.4% of net sales) in the six months ended June 30, 2017 compared with $12.2 million (12.7% of net sales) in the six months ended July 1, 2016. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The decrease in Adjusted EBITDA for the six months ended June 30, 2017 was primarily due to decreased sales volume, increased incentive compensation expense and higher repairs and maintenance spend, partially offset by savings in cost of goods sold and selling and administrative expenses resulting from the Company’s global cost reduction program and supply chain initiatives and other spending controls.
Acoustics Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 30, 2017	July 1, 2016	$	%
Net sales	$56,086	$63,225	$(7,139)	(11.3)%
Adjusted EBITDA	7,983	6,758	1,225	18.1
Adjusted EBITDA % of net sales	14.2%	10.7%	350 bps
Net sales in the acoustics segment for the three months ended June 30, 2017 were $56.1 million, a decrease of $7.1 million or 11.3%, compared with $63.2 million for the three months ended July 1, 2016. On a constant currency basis (net negative currency impact of $0.2 million for the three months ended June 30, 2017), revenues decreased by $6.9 million for the three months ended June 30, 2017. The decrease during the three months ended June 30, 2017 was primarily due to lower volumes on several platforms as a result of either the completion of the platform life cycle or lower demand, including short-term automotive assembly plant shutdowns, partially offset by new platform awards.
Adjusted EBITDA increased to $8.0 million (14.2% of net sales) for the three months ended June 30, 2017 compared with $6.8 million (10.7% of net sales) in the second quarter of 2016. On a constant currency basis (net negative currency impact of $0.1 million for the three months ended June 30, 2017), Adjusted EBITDA increased by $1.3 million for the three months ended June 30, 2017. The increase in Adjusted EBITDA for the three months ended June 30, 2017 was primarily due to savings in cost of goods sold from lower labor and material usage costs and supply chain initiatives and savings in selling and administrative expenses resulting from the Company’s global cost reduction programs and other spending controls, partially offset by lower volumes on several platforms as a result of either the completion of the platform life cycle or short-term automotive assembly plant shutdowns.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 30, 2017	July 1, 2016	$	%
Net sales	$113,313	$125,136	$(11,823)	(9.4)%
Adjusted EBITDA	14,704	13,373	1,331	10.0
Adjusted EBITDA % of net sales	13.0%	10.7%	230 bps
Net sales in the acoustics segment for the six months ended June 30, 2017 were $113.3 million, a decrease of $11.8 million, or 9.4%, compared with $125.1 million for the six months ended July 1, 2016. On a constant currency basis (net negative currency impact of $0.5 million for the six months ended June 30, 2017), revenues decreased by $11.3 million for the six months ended June 30, 2017. The decrease was primarily due to lower volumes on several platforms as a result of either the completion of the platform life cycle or lower demand, including short-term automotive assembly plant shutdowns, partially offset by new platform awards.
Adjusted EBITDA increased to $14.7 million (13.0% of net sales) for the six months ended June 30, 2017 compared with $13.4 million (10.7% of net sales) for the six months ended July 1, 2016. On a constant currency basis (net negative currency impact of $0.1 million for the six months ended June 30, 2017), Adjusted EBITDA increased by $1.4 million for the six months ended June 30, 2017. The increase in Adjusted EBITDA for the six months ended June 30, 2017 was primarily due to savings in cost of goods sold from lower labor and material usage costs and supply chain initiatives and savings in selling and administrative expenses resulting from the Company’s global cost reduction programs and other spending controls, partially offset by lower volumes on several platforms as a result of either the completion of the platform life cycle or short-term automotive assembly plant shutdowns.
Corporate

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 30, 2017	July 1, 2016	$	%
Adjusted EBITDA	$(3,075)	$(4,595)	$1,520	33.1%
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
The decrease of $1.5 million in expense in the three months ended June 30, 2017 compared with the prior year primarily resulted from $1.2 million of third-party professional fees associated with investments in manufacturing and supply chain improvement initiatives incurred during the three months ended July 1, 2016 and from the transition of the Company’s Chief Executive Officer and Chief Operating Officer.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 30, 2017	July 1, 2016	$	%
Adjusted EBITDA	$(6,552)	$(9,342)	$2,790	29.9%
The decrease of $2.8 million in expense in the six months ended June 30, 2017 compared with the prior year primarily resulted from $1.2 million of third-party professional fees associated with investments in manufacturing and supply chain improvement initiatives incurred during the six months ended July 1, 2016 and from the transition of the Company’s Chief Executive Officer and Chief Operating Officer, partially offset by increased healthcare costs.
Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of June 30, 2017, the Company had $54.9 million of available cash, $35.0 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $11.2 million available under revolving loan facilities that the Company maintains outside the U.S. As of June 30, 2017, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $5.0 million. Included in the Company’s consolidated cash balance of $54.9 million at June 30, 2017, is cash of $31.2 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures and debt service requirements.
Indebtedness
As of June 30, 2017, the Company’s total outstanding indebtedness of $417.7 million was comprised of aggregate term loans outstanding under its Senior Secured Credit Facilities of $390.7 million (net of a debt discount of $4.3 million and deferred financing costs of $6.5 million), various foreign bank term loans and revolving loan facilities of $26.0 million and capital lease obligations of $0.9 million. No amounts were outstanding under the revolving credit facility portion of the Senior Secured Credit Facilities as of June 30, 2017. At June 30, 2017, the Company reclassified amounts previously recorded in the current portion of long-term debt and long-term debt of $0.7 million and $1.5 million, respectively, to liabilities held for sale on the condensed consolidated balance sheets. See further discussion within Note 2, “Divestiture”.
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
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $26.0 million as of June 30, 2017, including borrowings of $21.7 million incurred by the Company’s subsidiaries in Germany, and borrowings totaled $23.3 million as of December 31, 2016, including borrowings of $21.5 million incurred by the Company’s subsidiaries in Germany. The foreign debt obligations in Germany primarily relate to term loans within our finishing segment of $20.6 million at June 30, 2017 and $19.3 million at December 31, 2016. The borrowings bear interest at fixed and variable rates ranging from 2.3% to 4.6% and are subject to repayment in varying amounts through 2030.
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
The New First Lien Credit Agreement provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $299.6 million is outstanding as of June 30, 2017, and (ii) a revolving loan of up to $40.0 million (including revolving loans, a $10.0 million swingline loan sublimit, and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the new first lien senior secured loan facilities (the “First Lien Credit Facilities”). The New Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million, of which $102.0 million is outstanding as of June 30, 2017, under the new second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”). On June 30, 2014, the full amount of the First Lien Term Loans and Second Lien Term Loans were drawn, and no revolving loans were drawn.

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
Interest Rate Hedge Contracts. To manage exposure to fluctuations in interest rates, the Company entered into Swaps in 2015 with notional values totaling $210.0 million at June 30, 2017 and December 31, 2016. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the six months ended June 30, 2017, the Company recognized $1.1 million of interest expense related to the Swaps. There was no interest expense recognized in 2016. Based on current interest rates, the Company expects to recognize interest expense of $1.7 million related to the Swaps in the next 12 months.
The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was $2.1 million at June 30, 2017 and $2.0 million at December 31, 2016, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	June 30, 2017	December 31, 2016
Interest rate swaps:
Recorded in other current liabilities	$1,373	$1,916
Recorded in other long-term liabilities	739	133
Total derivatives designated as hedging instruments	$2,112	$2,049
Mandatory Prepayment. Subject to certain exceptions, the Senior Secured Credit Facilities are subject to mandatory prepayments in amounts equal to: (1) a percentage of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Jason Incorporated or any of its Restricted Subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from the issuance or incurrence of debt by Jason Incorporated or any of its Restricted Subsidiaries (other than indebtedness permitted by the Senior Secured Credit Facilities); and (3) 75% (with step-downs to 50%, 25% and 0% based upon achievement of specified consolidated first lien net leverage ratios under the First Lien Credit

Facilities and specified consolidated total net leverage ratios under the Second Lien Term Facility) of annual excess cash flow of Jason Incorporated and its Restricted Subsidiaries. With respect to the Second Lien Term Facility, any prepayments made on or after the second anniversary of the Closing Date, but prior to the third anniversary of the Closing Date, were subject to a 1.00% prepayment premium. Other than the prepayment premium described above and the payment of customary “breakage” costs, Jason Incorporated may voluntarily prepay outstanding loans at any time. At December 31, 2016, a mandatory prepayment of $1.9 million under the Senior Secured Credit Facilities was included within the current portion of long-term debt in the condensed consolidated balance sheets. The mandatory prepayment of $1.9 million was paid on April 10, 2017.
During the second quarter of 2017, the Company repurchased $8.0 million of Second Lien Term Loans for $6.1 million. In connection with the repurchase, the Company wrote off $0.2 million of previously unamortized debt discount and $0.1 million of previously unamortized deferred financing costs, which were recorded as a reduction to the gain on extinguishment of debt. The transactions resulted in a net gain of $1.6 million which has been recorded within the condensed consolidated statements of operations.
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
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed 25 percent, or $10.0 million, of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 4.75 to 1.00, with a decrease to 4.50 to 1.00 on December 31, 2017 and remaining at that level thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable. As of June 30, 2017 the consolidated first lien net leverage ratio was 3.89 to 1.00 on a pro forma trailing twelve-month basis calculated in accordance with the respective provisions of the New Credit Agreements which exclude the Second Lien Term Loans from the calculation of net debt (numerator) and allow the inclusion of certain pro forma adjustments and exclusion of certain specified or nonrecurring costs and expenses in calculating Adjusted EBITDA (denominator). The aggregate outstanding amount of all revolving loans, swingline loans and certain letters of credit was less than 25 percent of revolving credit commitments at June 30, 2017. As of June 30, 2017, the Company was in compliance with the financial covenants contained in its credit agreements.
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
Series A Preferred Stock
Holders of the 47,745 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock.
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the six months ended June 30, 2017:

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2017	November 15, 2016	$20.00	$900	899
April 1, 2017	February 15, 2017	$20.00	$918	915

On June 13, 2017, the Company announced a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on July 1, 2017 to holders of record on May 15, 2017. As of June 30, 2017, the Company has recorded the 931 additional Series A Preferred Stock shares declared for the dividend of $0.9 million within preferred stock in the condensed consolidated balance sheets.
Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”), a non-GAAP measure, as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable. NOWC as a percentage of trailing twelve month net sales was 13.2% as of June 30, 2017, 12.8% as of December 31, 2016 and 14.5 % as of July 1, 2016. Set forth below is a table summarizing NOWC as of June 30, 2017, December 31, 2016 and July 1, 2016. As of June 30, 2017, accounts receivable-net, inventories-net and accounts payable exclude Acoustics Europe amounts of $4.3 million, $1.7 million and $1.9 million, respectively, as they have been presented as assets and liabilities held for sale.

(in thousands)	June 30, 2017	December 31, 2016	July 1, 2016
Accounts receivable—net	$81,560	$77,837	$96,423
Inventories-net	69,313	73,601	78,453
Accounts payable	(61,881)	(61,160)	(70,015)
NOWC	$88,992	$90,278	$104,861
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
Capital expenditures during the six months ended June 30, 2017 were $7.2 million, or 2.1% of net sales. Capital expenditures for 2017 are expected to be approximately 2.6% of net sales, but could vary from that depending on business performance, growth opportunities, project activity and the amount of assets we lease instead of purchase. The Company finances its annual capital requirements with funds generated from operations.
Warrant Repurchase
In February 2015, our Board of Directors authorized the purchase of up to $5.0 million of our outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the six months ended June 30, 2017.

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and the Six Months Ended July 1, 2016

	Six Months Ended
(in thousands)	June 30, 2017	July 1, 2016
Cash flows provided by operating activities	$20,832	$20,777
Cash flows used in investing activities	(794)	(9,213)
Cash flows (used in) financing activities	(7,125)	(6,120)
Effect of exchange rate changes on cash and cash equivalents	1,145	(62)
Net increase (decrease) in cash and cash equivalents	14,058	5,382
Cash and cash equivalents at beginning of period	40,861	35,944
Cash and cash equivalents at end of period	$54,919	$41,326
Depreciation and amortization	$19,260	$21,637
Capital expenditures	7,161	12,129

Cash Flows Provided by Operating Activities
For the six months ended June 30, 2017, cash flows provided by operating activities were $20.8 million compared to $20.8 million for the six months ended July 1, 2016. For the six months ended June 30, 2017 as compared to the six months ended July 1, 2016, cash flows provided by operating activities increased $1.4 million due to the increase in net income adjusted for non-cash items, offset by a decrease of $1.4 million in other assets and liability balances. There was an immaterial impact due to changes in net operating working capital, as there were offsetting fluctuations between accounts payable and accounts receivable balances.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $0.8 million for the six months ended June 30, 2017 compared to $9.2 million for the six months ended July 1, 2016. The decrease in cash flows used in investing activities was primarily the result of lower capital expenditures of $5.0 million. Proceeds from disposal of property, plant and equipment also resulted in a decrease of $3.4 million in cash flows used in investing activities, primarily due to the proceeds received from the building sale executed in connection with the sale leaseback of our Libertyville, Illinois facility in April 2017.
Cash Flows Used in in Financing Activities
Cash flows used in financing activities were $7.1 million for the six months ended June 30, 2017 compared with cash flows used in financing activities of $6.1 million for the six months ended July 1, 2016. The increase in cash flows used in financing activities was driven by higher payments of $8.0 million on First and Second Lien term loans. This was offset by lower preferred stock dividend payments of $2.7 million due to the January 1, 2017 and April 1, 2017 dividends being paid in additional shares of Series A Preferred Stock and timing of the fiscal period end as two dividends were paid in cash in the first quarter of 2016, $2.6 million lower payments of other long-term debt, and $1.6 million of higher proceeds from long-term debt.
Depreciation and Amortization
Depreciation and amortization totaled $19.3 million for the six months ended June 30, 2017, compared with $21.6 million for the six months ended July 1, 2016. Depreciation and amortization for the six months ended June 30, 2017 is lower than incurred by the Company in the prior period primarily as a result of asset disposals from certain restructuring activities such as the closure of the Buffalo Grove, Ill. facility in the components segment in 2016 and the wind down of the finishing segment’s facility in São Bernardo do Campo, Brazil, in addition to the impact of lower capital expenditures in 2017 compared to prior periods.
Capital Expenditures
Capital expenditures totaled $7.2 million for the six months ended June 30, 2017, compared with $12.1 million for the six months ended July 1, 2016. The lower capital expenditures are primarily driven by a lower level of project activity in 2017 compared with 2016.
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
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 2, 2017 for the year ended December 31, 2016 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported above, management believes that as of June 30, 2017 and during the period from April 1, 2017 through June 30, 2017, there has been no material change to this information.
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
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $109.2 million, or 31%, of our sales originated in a currency other than the U.S. dollar during the first six months of 2017. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the six months ended June 30, 2017, sales denominated in Euros approximated $67 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $6.7 million, respectively, and the change in our net (loss) income would increase or decrease by approximately less than $0.1 million. The net assets and liabilities of our non-U.S. dollar denominated subsidiaries, which totaled approximately $175 million as of June 30, 2017, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive loss at June 30, 2017 resulted in a decrease to shareholders’ deficit of $22.1 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled over an extended period, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of June 30, 2017, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of June 30, 2017, long-term debt denominated in currencies other than the USD totaled approximately $23.4 million.
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
As of June 30, 2017, the Company has entered into various interest rate swaps in order to mitigate a portion of the variable rate interest exposure. The Company is counterparty to certain interest rate swaps with a total notional amount of $210.0 million entered into in November 2015 in order to mitigate a portion of the variable interest rate exposure. These swaps are scheduled to mature in June 2020. Under the terms of the agreement, the Company swapped three month LIBOR rates for a fixed interest rate, resulting in the payment of a fixed LIBOR rate of 2.08% on a notional amount of $210.0 million.
Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering (“VAVE”) initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of June 30, 2017, the Company did not have any commodity hedging instruments in place.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 30, 2017:

2017 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to May 5	—	—	—	N/A
May 6 to June 2	—	—	—	N/A
June 3 to June 30	21,253	$1.29	—	N/A
Total	21,253	$1.29	—

(a)
Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (1) have the Company reduce the number of shares otherwise deliverable or (2) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the six months ended June 30, 2017, the Company withheld 25,532 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit awards.

(b)
The Company is not currently participating in a share repurchase program. In February 2015, the Board of Directors authorized the purchase of up to $5.0 million of outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the six months ended June 30, 2017.

As disclosed in Note 11, “Shareholders' Equity (Deficit)” of the accompanying condensed consolidated financial statements and under the heading “Liquidity and Capital Resources-Series A Preferred Stock” in MD&A, the Company paid the January 1, 2017 dividend on its Series A Preferred Stock by issuing an additional 899 shares of Series A Preferred Stock and the April 1, 2017 dividend on its Series A Preferred Stock by issuing an additional 915 shares of Series A Preferred Stock. These shares were issued in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act. Holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock initially into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index following the signature page herein.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASON INDUSTRIES, INC.

Dated: August 3, 2017	/s/ Brian K. Kobylinski
Brian K. Kobylinski President and Chief Executive Officer (Principal Executive Officer)

Dated: August 3, 2017	/s/ Sarah C. Lauber
Sarah C. Lauber Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
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