Form 10-Q
period 2017-09-29
Jason Industries, Inc.
filed 2017-11-08
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of October 29, 2017, there were 25,966,381 shares of common stock of the Company issued and outstanding.

JASON INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net sales	$155,430	$170,108	$503,100	$546,769
Cost of goods sold	123,457	139,261	400,874	441,092
Gross profit	31,973	30,847	102,226	105,677
Selling and administrative expenses	26,170	25,941	78,068	86,515
(Gain) loss on disposals of property, plant and equipment - net	(639)	68	(904)	757
Restructuring	1,772	566	2,996	5,066
Operating income	4,670	4,272	22,066	13,339
Interest expense	(8,203)	(7,906)	(24,964)	(23,893)
Gain on extinguishment of debt	819	—	2,383	—
Equity income	295	146	715	457
Loss on divestiture	(842)	—	(8,730)	—
Other income - net	58	247	261	648
Loss before income taxes	(3,203)	(3,241)	(8,269)	(9,449)
Tax benefit	(1,602)	(694)	(1,438)	(1,360)
Net loss	(1,601)	(2,547)	(6,831)	(8,089)
Less net (loss) gain attributable to noncontrolling interests	—	(415)	5	(1,325)
Net loss attributable to Jason Industries	(1,601)	(2,132)	(6,836)	(6,764)
Accretion of preferred stock dividends	955	900	2,809	2,700
Net loss available to common shareholders of Jason Industries	$(2,556)	$(3,032)	$(9,645)	$(9,464)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.10)	$(0.13)	$(0.37)	$(0.42)

Weighted average number of common shares outstanding:
Basic and diluted	26,241	22,499	26,023	22,423
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net loss	$(1,601)	$(2,547)	$(6,831)	$(8,089)
Other comprehensive income (loss):
Employee retirement plan adjustments, net of tax	15	—	45	—
Foreign currency translation adjustments	2,257	303	9,283	1,354
Net change in unrealized gains (losses) on cash flow hedges, net of tax expense (benefit) of $198, $69, $174 and ($1,915), respectively	320	109	283	(3,024)
Total other comprehensive income (loss)	2,592	412	9,611	(1,670)
Comprehensive income (loss)	991	(2,135)	2,780	(9,759)
Less: Comprehensive (loss) income attributable to noncontrolling interests	—	(346)	43	(1,608)
Comprehensive income (loss) attributable to Jason Industries	$991	$(1,789)	$2,737	$(8,151)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	September 29, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$51,391	$40,861
Accounts receivable - net of allowances for doubtful accounts of $3,076 at September 29, 2017 and $3,392 at December 31, 2016	75,793	77,837
Inventories - net	70,495	73,601
Other current assets	16,259	17,866
Total current assets	213,938	210,165
Property, plant and equipment - net of accumulated depreciation of $84,036 at September 29, 2017 and $70,979 at December 31, 2016	154,501	177,823
Goodwill	44,739	42,157
Other intangible assets - net	134,484	144,258
Other assets - net	12,927	9,433
Total assets	$560,589	$583,836

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Current portion of long-term debt	$7,310	$8,179
Accounts payable	56,154	61,160
Accrued compensation and employee benefits	19,119	13,207
Accrued interest	98	191
Other current liabilities	24,059	24,807
Total current liabilities	106,740	107,544
Long-term debt	397,901	416,945
Deferred income taxes	34,122	42,608
Other long-term liabilities	21,330	19,881
Total liabilities	560,093	586,978

Commitments and contingencies (Note 15)

Shareholders' Equity (Deficit)
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 48,697 shares issued and outstanding at September 29, 2017, including 952 shares declared on September 15, 2017 and issued on October 1, 2017, and 45,899 shares issued and outstanding at December 31, 2016, including 899 shares declared on December 15, 2016 and issued on January 1, 2017)	48,697	45,899
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized; issued and outstanding: 25,966,381 shares at September 29, 2017 and 24,802,196 shares at December 31, 2016)	3	2
Additional paid-in capital	144,547	144,666
Retained deficit	(170,068)	(163,232)
Accumulated other comprehensive loss	(22,683)	(30,372)
Shareholders’ equity (deficit) attributable to Jason Industries	496	(3,037)
Noncontrolling interests	—	(105)
Total shareholders' equity (deficit)	496	(3,142)
Total liabilities and shareholders' equity (deficit)	$560,589	$583,836
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended
	September 29, 2017	September 30, 2016
Cash flows from operating activities
Net loss	$(6,831)	$(8,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment	19,874	23,502
Amortization of intangible assets	9,365	9,421
Amortization of deferred financing costs and debt discount	2,232	2,256
Equity income	(715)	(457)
Deferred income taxes	(8,540)	(7,635)
(Gain) loss on disposals of property, plant and equipment - net	(904)	757
Gain on extinguishment of debt	(2,383)	—
Loss on divestiture	8,730	—
Transaction fees on divestiture	(932)	—
Dividends from joint venture	—	2,068
Share-based compensation	904	(864)
Net increase (decrease) in cash, excluding effect of divestitures, due to changes in:
Accounts receivable	(332)	(15,857)
Inventories	3,958	1,487
Other current assets	655	6,366
Accounts payable	(5,275)	7,850
Accrued compensation and employee benefits	7,647	(1,209)
Accrued interest	(80)	33
Accrued income taxes	2,061	2,030
Other - net	(4,954)	1,213
Total adjustments	31,311	30,961
Net cash provided by operating activities	24,480	22,872
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	8,758	3,299
Payments for property, plant and equipment	(10,363)	(16,111)
Proceeds from divestitures, net of cash divested and debt assumed by buyer	7,883	—
Acquisitions of patents	(64)	(134)
Changes in restricted cash	(2,361)	—
Net cash provided by (used in) investing activities	3,853	(12,946)
Cash flows from financing activities
Payments of First and Second Lien term loans	(21,051)	(2,325)
Proceeds from other long-term debt	7,883	8,415
Payments of other long-term debt	(6,190)	(9,635)
Payments of preferred stock dividends	(9)	(2,700)
Other financing activities - net	(35)	(151)
Net cash used in financing activities	(19,402)	(6,396)
Effect of exchange rate changes on cash and cash equivalents	1,599	63
Net increase in cash and cash equivalents	10,530	3,593
Cash and cash equivalents, beginning of period	40,861	35,944
Cash and cash equivalents, end of period	$51,391	$39,537
Supplemental disclosure of cash flow information
Non-cash investing activities:
Property, plant and equipment acquired through additional liabilities	$1,077	$1,782
Non-cash financing activities:
Accretion of preferred stock dividends	$3	$900
Non-cash preferred stock created from dividends declared	$2,798	$—
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	$62	$—
Buyer assumption of debt balance from divestiture	$2,950	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity (Deficit) Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Shareholders' Equity (Deficit)
Balance at December 31, 2016	$45,899	$2	$144,666	$(163,232)	$(30,372)	$(3,037)	$(105)	$(3,142)
Dividends declared	2,798	—	(2,809)	—	—	(11)	—	(11)
Share-based compensation	—	—	904	—	—	904	—	904
Tax withholding related to vesting of restricted stock units	—	—	(35)	—	—	(35)	—	(35)
Net loss	—	—	—	(6,836)	—	(6,836)	5	(6,831)
Employee retirement plan adjustments, net of tax	—	—	—	—	45	45	—	45
Foreign currency translation adjustments	—	—	—	—	9,247	9,247	36	9,283
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	281	281	2	283
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	—	1	1,821	—	(1,884)	(62)	62	—
Balance at September 29, 2017	$48,697	$3	$144,547	$(170,068)	$(22,683)	$496	$—	$496

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity Attributable to Jason Industries	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2015	$45,000	$2	$143,533	$(95,997)	$(21,456)	$71,082	$13,912	$84,994
Dividends declared	—	—	(2,700)	—	—	(2,700)	—	(2,700)
Share-based compensation	—	—	(864)	—	—	(864)	—	(864)
Tax withholding related to vesting of restricted stock units	—	—	(151)	—	—	(151)	—	(151)
Net loss	—	—	—	(6,764)	—	(6,764)	(1,325)	(8,089)
Foreign currency translation adjustments	—	—	—	—	1,126	1,126	228	1,354
Net changes in unrealized losses on cash flow hedges, net of tax	—	—	—	—	(2,513)	(2,513)	(511)	(3,024)
Balance at September 30, 2016	$45,000	$2	$139,818	$(102,761)	$(22,843)	$59,216	$12,304	$71,520
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
Recently issued accounting standards
Accounting standards adopted in the current fiscal year
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”).  This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment.  Under the new guidance, the amount of goodwill impairment will be determined by the amount the carrying value of the reporting unit exceeds its fair value.  ASU 2017-04 is required to be applied on a prospective basis.  The Company adopted ASU 2017-04 effective January 1, 2017. The adoption of this standard did not impact the Company’s condensed consolidated financial statements, as no triggering events or indicators of potential impairment were identified during the nine months ended September 29, 2017 and the Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). This standard clarifies when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of a change in terms or conditions. No other changes were made to the current guidance on stock compensation. ASU 2017-09 is required to be applied on a prospective basis. The Company adopted ASU 2017-09 effective April 1, 2017. The adoption of this standard did not impact the Company’s condensed consolidated financial statements for the three or nine months ended September 29, 2017.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Accounting standards to be adopted in future fiscal periods
In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers” (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2018 fiscal year. The Company is finalizing the analysis of the impact of the guidance across all of our revenue streams. The assessment process includes reviewing the Company’s contract portfolio, comparing its historical accounting policies and practices to the requirements of the new guidance, and identifying potential differences from applying the requirements of the new guidance to its contracts. Based on the assessment completed thus far, we expect that for certain production parts in our finishing and seating segments that are highly customized with no alternative use and for which the Company has an enforceable right to payment with a reasonable margin under the terms of the contract, we will recognize revenue over time when parts are manufactured. However, we expect this change to be limited to specific customer agreements where the right to reasonable margin is in place throughout the entire course of the contract production cycle, including agreements which call for minimum levels of stock to be maintained on hand for the customer. Additionally, the assessment process has identified certain future product discounts for which evaluation is ongoing to determine if these discounts represent a material right under the new guidance. While the Company has made substantial progress in identifying the expected impacts of the new standard, it has not yet determined a range of the potential quantitative impact. The Company has determined based on recent clarifications that the new guidance will not impact the accounting for reimbursable tooling. The Company expects to adopt the new revenue standard using the modified retrospective adoption method.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for interim and annual periods beginning after December 15, 2017. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 320): Restricted Cash" ("ASU 2016-18"), which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. This new guidance will require a retrospective adoption approach. The Company expects the adoption of ASU 2016-18 will result in

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

changes to the presentation of the condensed consolidated statements of cash flows related to the Company’s recorded restricted cash balances.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 broadens the scope of financial and nonfinancial strategies eligible for hedge accounting and makes certain targeted improvements to simplify the application of hedge accounting guidance. In addition, the standard amends the presentation and disclosure requirements for hedges and is intended to more closely align the hedge accounting guidance with a company’s risk management strategies. The standard is effective for interim and annual reporting periods beginning after December 15, 2018; however, early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements, as well as the planned timing of adoption.

2.	Revision of Previously Reported Financial Information
During the third quarter of 2017, we identified an error in the loss on divestiture presented within the condensed consolidated financial statements for the period ended June 30, 2017 related to the calculation of the write down of the Company’s Acoustics European operations within the acoustics segment located in Sulzbach-Rosenberg, Germany (“Acoustics Europe”) recorded when the business was classified as held for sale. As a result of this error, the loss on divestiture was understated by $1.2 million.
Also during the third quarter of 2017, we identified an error in the cost of goods sold presented in the financial statements impacting all periods in 2016 through the second quarter of 2017. The error resulted in the understatement of recorded depreciation expense of $0.5 million in 2016, $0.1 million in the first quarter of 2017 and $0.1 million in the second quarter of 2017.
While the impact of these errors is not material to the previously reported financial statements, we have revised our previously issued condensed consolidated financial statements. Periods not presented herein will be revised, as applicable, in future filings.
The impacts of the required corrections to the condensed consolidated statements of operations and comprehensive income (loss) were as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2017			June 30, 2017
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Cost of goods sold	$136,758	$75	$136,833	$277,187	$230	$277,417
Gross profit	35,719	(75)	35,644	70,483	(230)	70,253
Operating income	9,869	(75)	9,794	17,626	(230)	17,396
Loss on divestiture	(6,686)	(1,202)	(7,888)	(6,686)	(1,202)	(7,888)
Loss before income taxes	(3,281)	(1,277)	(4,558)	(3,634)	(1,432)	(5,066)
Tax provision (benefit)	200	(21)	179	228	(64)	164
Net loss	(3,481)	(1,256)	(4,737)	(3,862)	(1,368)	(5,230)
Net loss attributable to Jason Industries	(3,481)	(1,256)	(4,737)	(3,867)	(1,368)	(5,235)
Net loss available to common shareholders of Jason Industries	(4,417)	(1,256)	(5,673)	(5,721)	(1,368)	(7,089)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	(0.17)	(0.05)	(0.22)	(0.22)	(0.05)	(0.27)

Comprehensive income (loss)	2,053	(1,256)	797	3,157	(1,368)	1,789
Comprehensive income (loss) attributable to Jason Industries	$2,053	$(1,256)	$797	$3,114	$(1,368)	$1,746

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2016			September 30, 2016
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Cost of goods sold	$139,129	$132	$139,261	$440,743	$349	$441,092
Gross profit	30,979	(132)	30,847	106,026	(349)	105,677
Operating income	4,404	(132)	4,272	13,688	(349)	13,339
Loss before income taxes	(3,109)	(132)	(3,241)	(9,100)	(349)	(9,449)
Tax benefit	(657)	(37)	(694)	(1,262)	(98)	(1,360)
Net loss	(2,452)	(95)	(2,547)	(7,838)	(251)	(8,089)
Net loss attributable to Jason Industries	(2,037)	(95)	(2,132)	(6,513)	(251)	(6,764)
Net loss available to common shareholders of Jason Industries	(2,937)	(95)	(3,032)	(9,213)	(251)	(9,464)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	(0.13)	—	(0.13)	(0.41)	(0.01)	(0.42)

Comprehensive (loss) income	(2,040)	(95)	(2,135)	(9,508)	(251)	(9,759)
Comprehensive (loss) income attributable to Jason Industries	$(1,694)	$(95)	$(1,789)	$(7,900)	$(251)	$(8,151)
The impacts of the required corrections to the condensed consolidated balance sheets were as follows:

	June 30, 2017			December 31, 2016
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Assets held for sale	$17,684	$(1,202)	$16,482	$—	$—	$—
Total current assets	239,894	(1,202)	238,692	210,165	—	210,165
Accumulated depreciation	(79,364)	(725)	(80,089)	(70,484)	(495)	(70,979)
Property, plant and equipment - net	158,653	(725)	157,928	178,318	(495)	177,823
Total assets	589,554	(1,927)	587,627	584,331	(495)	583,836
Deferred income taxes	36,302	(203)	36,099	42,747	(139)	42,608
Total liabilities	588,553	(203)	588,350	587,117	(139)	586,978
Retained deficit	(166,743)	(1,724)	(168,467)	(162,876)	(356)	(163,232)
Shareholders' equity (deficit) attributable to Jason Industries	1,001	(1,724)	(723)	(2,681)	(356)	(3,037)
Total shareholders' equity (deficit)	1,001	(1,724)	(723)	(2,786)	(356)	(3,142)
Total liabilities and shareholders' equity (deficit)	589,554	(1,927)	587,627	584,331	(495)	583,836
The above revisions did not impact total net cash provided by (used in) operating, investing or financing activities within the condensed consolidated statements of cash flows for any previous period. Other than the adjustments to net loss for the six months ended June 30, 2017 and the nine months ended September 30, 2016, as described above, which impacted recorded retained deficit, shareholders' equity (deficit) attributable to Jason Industries and total shareholders' equity (deficit), there were no other impacts to the condensed consolidated statements of shareholders' equity (deficit). There was no impact to the Company's previously reported “segment” Adjusted EBITDA for the three or six months ended June 30, 2017 and the three or nine months ended September 30, 2016.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

3.	Divestiture
On August 30, 2017, the Company completed the divestiture of Acoustics Europe for a net purchase price of $8.1 million, which includes cash of $0.2 million, long-term debt assumed by the buyer of $3.0 million and other purchase price adjustments. The divestiture resulted in a $8.7 million pre-tax loss, of which $7.9 million was recorded in the second quarter of 2017 when the business was classified as held for sale and written down to estimated fair value less costs to sell and $0.8 million was recorded in the third quarter of 2017 based on changes in the net assets of the business and additional foreign currency translation adjustments upon closing of the divestiture.
Acoustics Europe had net sales of $32.9 million for the year ended December 31, 2016 and $22.9 million for the eight months ended August 30, 2017, the date of closing. The divestiture reduced the Company’s non-core revenue within the European automotive market and has allowed it to focus on margin expansion and growth in the core North American automotive market. The Company determined that the divestiture did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and as such, has continued to report the results of Acoustics Europe within continuing operations in the condensed consolidated statements of operations.

4.	Restructuring Costs
On March 1, 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program (the “2016 program”). The 2016 program, as used herein, refers to costs related to various restructuring activities across business segments. This includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities were ongoing throughout 2016 and the nine months ended September 29, 2017 and are expected to be completed by the end of 2018.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table presents the restructuring costs recognized by the Company under the 2016 program by reportable segment. The 2016 program began in the first quarter of 2016 and as such, the cumulative restructuring charges represent the cumulative charges incurred since the inception of the 2016 program through September 29, 2017. The other costs incurred under the 2016 program in the nine months ended September 29, 2017 primarily include charges related to the consolidation of two U.S. plants within the components segment, exit costs related to the wind down of the finishing segment’s facility in São Bernardo do Campo, Brazil and the consolidation of two U.S. plants within the finishing segment. Based on the announced restructuring actions to date, the Company expects to incur a total of approximately $12 million under the 2016 program. Restructuring costs are presented separately on the condensed consolidated statements of operations.

2016 Program	Finishing	Components	Seating	Acoustics	Corporate	Total
Restructuring charges - three months ended September 29, 2017:
Severance costs	$384	$58	$—	$3	$—	$445
Lease termination costs	(20)	—	—	61	—	41
Other costs	563	715	—	8	—	1,286
Total	$927	$773	$—	$72	$—	$1,772

Restructuring charges - nine months ended September 29, 2017:
Severance costs	$645	$58	$(17)	$31	$(9)	$708
Lease termination costs	5	—	—	172	—	177
Other costs	785	1,189	—	137	—	2,111
Total	$1,435	$1,247	$(17)	$340	$(9)	$2,996

Restructuring charges - three months ended September 30, 2016:
Severance costs	$397	$(223)	$50	$96	$43	$363
Lease termination costs	27	—	—	—	—	27
Other costs	—	174	—	2	—	176
Total	$424	$(49)	$50	$98	$43	$566

Restructuring charges - nine months ended September 30, 2016:
Severance costs	$3,064	$334	$72	$952	$189	$4,611
Lease termination costs	144	—	—	—	—	144
Other costs	31	278	—	2	—	311
Total	$3,239	$612	$72	$954	$189	$5,066

Cumulative restructuring charges - period ended September 29, 2017:
Severance costs	$3,932	$436	$59	$1,008	$588	$6,023
Lease termination costs	349	—	—	172	—	521
Other costs	1,788	1,703	—	193	—	3,684
Total	$6,069	$2,139	$59	$1,373	$588	$10,228

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table represents the restructuring liabilities, including both the 2016 program and previous activities:

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2016	$1,281	$333	$1,085	$2,699
Current period restructuring charges	708	177	2,111	2,996
Cash payments	(1,180)	(483)	(2,381)	(4,044)
Foreign currency translation adjustments	40	10	18	68
Balance - September 29, 2017	$849	$37	$833	$1,719

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2015	$594	$1,038	$—	$1,632
Current period restructuring charges	4,611	144	311	5,066
Cash payments	(2,933)	(840)	(311)	(4,084)
Foreign currency translations adjustments	13	(5)	—	8
Balance - September 30, 2016	$2,285	$337	$—	$2,622
At September 29, 2017 and December 31, 2016, the restructuring liabilities were classified as other current liabilities on the condensed consolidated balance sheets. At September 29, 2017 and December 31, 2016, the accrual for lease termination costs primarily relates to restructuring costs associated with a 2016 lease termination in the finishing segment. At September 29, 2017 and December 31, 2016, the accrual for other costs primarily relates to a loss contingency for certain employment matter claims within the finishing segment due to the closure of a facility in São Bernardo do Campo, Brazil. See further discussion within Note 15, “Commitments and Contingencies”.

5.	Inventories
Inventories consisted of the following:

	September 29, 2017	December 31, 2016
Raw material	$35,856	$37,222
Work-in-process	4,946	4,175
Finished goods	29,693	32,204
Total inventories	$70,495	$73,601

6.	Sale Leaseback
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

7.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, all of which is within the Company’s finishing segment, were as follows:

Balance as of December 31, 2016	$42,157
Foreign currency impact	2,582
Balance as of September 29, 2017	$44,739
The Company’s other intangible assets - net consisted of the following:

	September 29, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$1,952	$(597)	$1,355	$1,880	$(366)	$1,514
Customer relationships	109,951	(22,529)	87,422	110,090	(16,630)	93,460
Trademarks and other intangibles	57,211	(11,504)	45,707	57,744	(8,460)	49,284
Total other intangible assets - net	$169,114	$(34,630)	$134,484	$169,714	$(25,456)	$144,258

8.	Debt and Hedging Instruments
The Company’s debt consisted of the following:

	September 29, 2017	December 31, 2016
First Lien Term Loans	$298,793	$303,025
Second Lien Term Loans	90,007	110,000
Debt discount on Term Loans	(3,832)	(5,002)
Deferred financing costs on Term Loans	(5,963)	(7,503)
Foreign debt	25,312	23,303
Capital lease obligations	894	1,301
Total debt	405,211	425,124
Less: Current portion	(7,310)	(8,179)
Total long-term debt	$397,901	$416,945
Senior Secured Credit Facilities
As of September 29, 2017, the Company’s U.S. credit facility (the “Senior Secured Credit Facilities”) included (i) term loans in an aggregate principal amount of $310.0 million (“First Lien Term Loans”) maturing in 2021, of which $298.8 million is outstanding, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing in 2022, of which $90.0 million is outstanding, and (iii) a revolving loan of up to $40.0 million (“Revolving Credit Facility”) maturing in 2019.
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
At September 29, 2017, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 5.8% and 9.3%, respectively. At September 29, 2017, the Company had a total of $34.9 million of availability for additional borrowings under the Revolving Credit Facility since the Company had no outstanding borrowings and letters of credit outstanding of $5.1 million, which reduce availability under the facility.
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
During the third quarter of 2017 the Company repurchased $12.0 million of Second Lien Term Loans for $10.7 million. In connection with the repurchase, the Company wrote off $0.2 million of previously unamortized debt discount and $0.3 million of previously unamortized deferred financing costs, which were recorded as a reduction to the gain on extinguishment of debt. The transactions resulted in a net gain of $0.8 million which has been recorded within the condensed consolidated statements of operations.
During the nine months ended September 29, 2017, the Company repurchased $20.0 million of Second Lien Term Loans for $16.8 million. In connection with the repurchase, the Company wrote off $0.4 million of previously unamortized debt discount and $0.4 million of previously unamortized deferred financing costs, which were recorded as a reduction to the gain on extinguishment of debt. The transactions resulted in a net gain of $2.4 million which has been recorded within the condensed consolidated statements of operations.
Foreign debt
The Company has the following foreign debt obligations, including various overdraft facilities and term loans:

	September 29, 2017	December 31, 2016
Germany	$21,225	$21,469
Mexico	3,400	850
India	670	834
Other	17	150
Total foreign debt	$25,312	$23,303
These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.1 million to $13.7 million and $0.1 million to $12.6 million as of September 29, 2017 and December 31, 2016, respectively. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and/or maximum leverage ratio, among others. The Company was in compliance with these covenants as of September 29, 2017.
The foreign debt obligations in Germany primarily relate to term loans within our finishing segment of $20.6 million at September 29, 2017 and $19.3 million at December 31, 2016. The borrowings bear interest at fixed and variable rates ranging from 2.3% to 4.6% and are subject to repayment in varying amounts through 2030.
At September 29, 2017, the Company has recorded $2.4 million of cash received from the sale of Acoustics Europe and held in Germany as restricted cash within other assets-net on the condensed consolidated balance sheets due to certain restrictions within our foreign debt agreements.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Interest Rate Hedge Contracts
The Company is exposed to certain financial risks relating to fluctuations in interest rates. To manage exposure to such fluctuations, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at September 29, 2017 and December 31, 2016. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the nine months ended September 29, 2017, the Company recognized $1.5 million of interest expense related to the Swaps. There was no interest expense recognized in 2016. Based on current interest rates, the Company expects to recognize interest expense of $1.6 million related to the Swaps in the next 12 months.
The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was $1.6 million at September 29, 2017 and $2.0 million at December 31, 2016, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	September 29, 2017	December 31, 2016
Interest rate swaps:
Recorded in other current liabilities	$1,148	$1,916
Recorded in other long-term liabilities	447	133
Total derivatives designated as hedging instruments	$1,595	$2,049

9.	Share-Based Compensation
In 2014, the Compensation Committee of the Company’s Board of Directors approved an initial grant under the 2014 Omnibus Incentive Plan (the “2014 Plan”) to certain executive officers, senior management employees, and members of the Board of Directors. The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including restricted stock units (“RSUs”) and performance share units, which are restricted stock units with vesting conditions contingent upon achieving certain performance goals. Share-based compensation expense is reported in selling and administrative expenses in the Company’s condensed consolidated statements of operations.
There were 3,473,435 shares of common stock reserved and authorized for issuance under the 2014 Plan. At September 29, 2017, there were 276,337 shares of common stock that remained authorized and available for future grants.
The Company recognized the following share-based compensation expense (income):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Restricted stock units	$132	$360	$796	$949
Adjusted EBITDA vesting awards	99	(15)	99	(2,399)
Stock price vesting awards	—	37	9	91
ROIC vesting awards	—	127	—	267
Subtotal	231	509	904	(1,092)
Impact of accelerated vesting	—	—	—	228
Total share-based compensation expense (income)	$231	$509	$904	$(864)

Total income tax benefit (provision) recognized	$88	$198	$345	$(322)
As of September 29, 2017, total unrecognized compensation cost related to share-based compensation awards was approximately $2.2 million, which the Company expects to recognize over a weighted average period of approximately 2.4 years.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table sets forth the restricted and performance share unit activity:

			Performance Share Units
	Restricted Stock Units		Adjusted EBITDA Vesting Awards		Stock Price Vesting Awards		ROIC Vesting Awards
	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2016	554	$5.22	723	$9.67	341	$2.85	513	$3.65
Granted	702	1.27	1,015	1.27	—	—	—	—
Adjustment for performance results achieved (1)(2)	—	—	(708)	9.65	(189)	2.30	—	—
Issued	(265)	4.84	—	—	—	—	—	—
Deferred	159	3.69	—	—	—	—	—	—
Forfeited	(85)	1.76	(90)	2.81	(152)	3.54	(91)	3.46
Outstanding at September 29, 2017	1,065	$2.76	940	$1.27	—	$—	422	$3.69

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

Restricted Stock Units
As of September 29, 2017, there was $1.1 million of unrecognized share-based compensation expense related to 776,732 RSU awards, with a weighted-average grant date fair value of $1.78, that are expected to vest over a weighted-average period of 2.4 years. Included within the 1,065,186 RSU awards outstanding as of September 29, 2017 are 288,454 RSU awards for members of our Board of Directors which have vested and issuance of the shares has been deferred, with a weighted-average grant date fair value of $5.41.
In connection with the vesting of RSUs previously granted by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the nine months ended September 29, 2017 and September 30, 2016, there were 25,532 and 41,181 shares, respectively, withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ equity (deficit).
Performance Share Units
Adjusted EBITDA Vesting Awards - 2014 Grant
During the second quarter of 2016, the Company lowered its estimated vesting of Adjusted EBITDA based performance share unit awards with a three year measurement period ending June 30, 2017 from 62.5% of target, or 301,382 shares, to an estimated vesting of 0% of target, or 0 shares. As of September 29, 2017, there was no unrecognized compensation expense related to cumulative Adjusted EBITDA based vesting performance share unit awards expected to be recognized in subsequent periods, and the awards are no longer outstanding as the award period expired on June 30, 2017 with no awards vesting.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Adjusted EBITDA Vesting Awards - 2017 Grant
In the third quarter of 2017, the Company granted performance share unit awards based on achievement of an Adjusted EBITDA performance target during a three year measurement period ending March 30, 2020. Performance share unit awards based on Adjusted EBITDA performance metrics are payable at the end of their respective performance period in common stock. The number of share units awarded can range from zero to 100% depending on achievement of a targeted performance metric, and are payable in common stock within a thirty day period following the end of the performance period. The Company expenses the cost of the performance-based share unit awards based on the fair value of the awards at the date of grant and the estimated achievement of the performance metric, ratably over the performance period of approximately three years.
Compensation expense of the Adjusted EBITDA based performance share unit awards is currently being recognized based on an estimated payout of 100% of target, or 940,005 shares. As of September 29, 2017, there was $1.1 million of unrecognized compensation expense related to cumulative Adjusted EBITDA based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 2.5 years.
Stock Price Vesting Awards
As of September 29, 2017, there was no unrecognized compensation expense related to stock price based performance share unit awards expected to be recognized in subsequent periods, and the awards are no longer outstanding as the award period expired on June 30, 2017 with no awards vesting.
ROIC Vesting Awards
During the fourth quarter of 2016, the Company lowered its estimated vesting of ROIC (return on invested capital) based performance share unit awards with a three year measurement period ending on December 31, 2018 from 100% of target, or 281,057 shares, to an estimated payout of 0% of target or 0 shares. As of September 29, 2017, there was no unrecognized compensation expense related to ROIC based vesting performance share unit awards expected to be recognized in subsequent periods.

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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the anti-dilutive shares was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net loss per share attributable to Jason Industries common shareholders
Basic and diluted loss per share	$(0.10)	$(0.13)	$(0.37)	$(0.42)

Numerator:
Net loss available to common shareholders of Jason Industries	$(2,556)	$(3,032)	$(9,645)	$(9,464)
Denominator:
Basic and diluted weighted-average shares outstanding	26,241	22,499	26,023	22,423

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock	13,994	13,994	13,994	13,994
Conversion of Series A 8% Perpetual Convertible Preferred (1)	3,889	3,653	3,815	3,653
Conversion of JPHI rollover shares convertible to Jason Industries common stock (2)	—	3,486	79	3,486
Restricted stock units	1,041	553	712	481
Performance share units	1,343	1,983	1,395	1,954
Total	20,267	23,669	19,995	23,568

(1)
Includes the impact of 952 additional Series A Preferred Stock shares from a stock dividend declared on September 15, 2017 to be paid in additional shares of Series A Preferred Stock on October 1, 2017. The Company included the preferred stock within the condensed consolidated balance sheets as of the declaration date.

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
The effective income tax rate was 50.0% and 21.4% for the three months ended September 29, 2017 and September 30, 2016, respectively. The effective tax rate was 17.4% and 14.4% for the nine months ended September 29, 2017 and September 30, 2016, respectively. The effective income tax rate for both 2017 and 2016 reflects the benefits of tax losses at the higher U.S. Federal statutory rate, taxable earnings or losses derived in foreign jurisdictions with tax rates that are lower than the U.S. Federal statutory rate, and discrete items. The effective income tax rates for the three and nine months ended

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

September 29, 2017 were also impacted by the recording of certain tax effects associated with the Acoustics Europe sale as a component of the loss on divestiture. The net discrete tax benefit was $0.6 million and immaterial for the three and nine months ended September 29, 2017, respectively. The net discrete tax benefit for the three months ended September 29, 2017 was a result of the reversal of the valuation allowance on the deferred tax assets at a foreign subsidiary. For the nine month period, this benefit was offset by the vesting, forfeiture and expiration of the performance period on performance based restricted stock units for which no tax benefit will be realized. The net discrete tax provision was immaterial and $2.7 million for the three and nine months ended September 30, 2016, respectively.
The amount of gross unrecognized tax benefits was $2.0 million and $1.9 million as of September 29, 2017 and December 31, 2016, respectively, of which $1.7 million and $1.6 million, respectively, would reduce the Company’s effective tax rate if recognized.
During the next twelve months, the Company believes it is reasonably possible that the amount of unrecognized tax benefits could decrease by $0.1 million. The Company recognizes interest and penalties related to tax matters in its tax provision. The Company has an immaterial amount of accrued interest and penalties that were recognized as a component of the income tax provision as of September 29, 2017 and December 31, 2016.

12.	Shareholders' Equity (Deficit)
The changes in the components of accumulated other comprehensive loss, net of taxes, for the nine months ended September 29, 2017 and September 30, 2016 were as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized losses on cash flow hedges	Total
Balance at December 31, 2016	$(1,777)	$(27,404)	$(1,191)	$(30,372)
Other comprehensive income (loss) before reclassifications	—	10,135	(633)	9,502
Amounts reclassified from accumulated other comprehensive loss	45	(888)	914	71
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	(113)	(1,698)	(73)	(1,884)
Balance at September 29, 2017	$(1,845)	$(19,855)	$(983)	$(22,683)

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized losses on cash flow hedges	Total
Balance at December 31, 2015	$(1,051)	$(20,237)	$(168)	$(21,456)
Other comprehensive income (loss) before reclassifications	—	1,126	(2,513)	(1,387)
Balance at September 30, 2016	$(1,051)	$(19,111)	$(2,681)	$(22,843)
The Company did not reclassify any amounts from accumulated other comprehensive loss to earnings for the nine months ended September 30, 2016.
Series A Preferred Stock Dividends
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the nine months ended September 29, 2017:

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2017	November 15, 2016	$20.00	$900	899
April 1, 2017	February 15, 2017	$20.00	$918	915
July 1, 2017	May 15, 2017	$20.00	$936	931
On September 15, 2017, the Company announced a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on October 1, 2017 to holders of record on August 15, 2017. As of

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

September 29, 2017, the Company has recorded the 952 additional Series A Preferred Stock shares declared for the dividend of $1.0 million within preferred stock in the condensed consolidated balance sheets.
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
In November and December 2016, certain Rollover Participants exchanged 2,401,616 shares of JPHI stock for Company common stock, which decreased the noncontrolling interest to 6.0 percent. As of December 31, 2016, 1,084,007 shares of JPHI stock were outstanding with the Rollover Participants. In the first quarter of 2017, certain Rollover participants exchanged the remaining 1,084,007 shares of JPHI stock for Company common stock, which decreased the noncontrolling interest to 0 percent, and no shares of JPHI stock remain outstanding as of September 29, 2017. The decreases to the noncontrolling interest as a result of the exchanges resulted in increases in both accumulated other comprehensive loss and additional paid-in capital to reflect the Company’s increased ownership in JPHI.

13.	Business Segments, Geographic and Customer Information
The Company’s business activities are organized into reportable segments based on their similar economic characteristics, products, production processes, types of customers and distribution methods. The Company has four reportable segments: finishing, components, seating and acoustics.
Net sales information relating to the Company’s reportable segments was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Finishing	$51,065	$49,162	$150,298	$152,586
Components	19,945	24,876	62,775	76,347
Seating	32,963	32,330	125,257	128,960
Acoustics	51,457	63,740	164,770	188,876
Net Sales	$155,430	$170,108	$503,100	$546,769
For the three months ended September 29, 2017, the Company had one individual customer within the acoustics segment that accounted for greater than 10% of consolidated net sales.
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
Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated income before taxes:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Segment Adjusted EBITDA
Finishing	$7,503	$7,042	$21,894	$19,905
Components	2,445	3,658	7,616	11,608
Seating	2,621	2,507	14,048	14,756
Acoustics	6,640	7,414	21,344	20,787
Total segment Adjusted EBITDA	$19,209	$20,621	$64,902	$67,056
Interest expense	(367)	(361)	(1,073)	(1,204)
Depreciation and amortization(1)	(9,660)	(10,987)	(28,982)	(32,662)
Gain (loss) on disposal of property, plant and equipment - net	639	(68)	904	(757)
Loss on divestiture(1)	(842)	—	(8,730)	—
Restructuring	(1,772)	(523)	(3,005)	(4,877)
Integration and other restructuring costs	—	354	—	(920)
Total segment income before income taxes(1)	7,207	9,036	24,016	26,636
Corporate general and administrative expenses	(3,073)	(4,098)	(9,625)	(13,440)
Corporate interest expense	(7,836)	(7,545)	(23,891)	(22,689)
Corporate gain on extinguishment of debt	819	—	2,383	—
Corporate depreciation	(89)	(82)	(257)	(261)
Corporate restructuring	—	(43)	9	(189)
Corporate integration and other restructuring costs	—	—	—	(370)
Corporate share-based compensation	(231)	(509)	(904)	864
Consolidated loss before income taxes(1)	$(3,203)	$(3,241)	$(8,269)	$(9,449)
(1)    Amounts have been revised for prior period errors as described within Note 2, “Revision of Previously
Reported Financial Information”.
Assets held by reportable segments were as follows:

	September 29, 2017	December 31, 2016
Finishing(1)	$250,475	$232,550
Components	73,736	81,450
Seating	100,102	105,184
Acoustics	149,709	172,769
Total segments(1)	574,022	591,953
Corporate and eliminations	(13,433)	(8,117)
Consolidated total assets(1)	$560,589	$583,836
(1)    Amounts have been revised for prior period errors as described within Note 2, “Revision of Previously
Reported Financial Information”.

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
The carrying amounts within the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $391.8 million as of September 29, 2017. As of December 31, 2016, the fair value of total debt was approximately $365.8 million. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.
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

15.	Commitments and Contingencies
Litigation Matters
On December 22, 2016, JMB Capital Partners Master Fund, L.P. (“Plaintiff”), filed a complaint in the Supreme Court of the State of New York, County of New York (“the New York Supreme Court”), captioned JMB Capital Partners Master Fund, L.P. v. Jason Industries, Inc., et al., Index No. 656692/2016. The complaint names the Company and Jeffry N. Quinn as defendants (“Defendants”) and asserts claims for breach of representations and warranties, fraudulent inducement, negligent misrepresentation, conversion, unjust enrichment and breach of the implied covenant of good faith and fair dealing. The claims arise out of alleged misrepresentations made in connection with the sale of Series A Preferred Stock to Plaintiff pursuant to a Subscription Agreement executed on May 14, 2014. Plaintiff seeks compensatory damages, rescission of the Subscription Agreement, consequential and punitive damages, attorneys’ fees, pre-judgment and post-judgment interest, costs of suit, and other equitable relief. Plaintiff filed an amended complaint and Defendants filed a motion to dismiss. On September 14, 2017, the New York Supreme Court dismissed, with prejudice, all claims asserted by the Plaintiff. The Plaintiff has the right to appeal the New York Supreme Court’s dismissal within 30 days of having been served written notice that the judgment or order has been entered, along with a copy of the judgment order. The Company continues to believe that this action lacks merit and intends to defend the case vigorously. As of September 29, 2017, the Company has not recorded a loss contingency related to this case, as the risk of loss is deemed not probable based on facts of the case known to date.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

In the third quarter of 2016, the Company received notification of certain employment matter claims filed in Brazil related to hiring practices within the Company’s finishing division. As of September 29, 2017, the Company has successfully investigated and defended all filed claims and has gathered additional information to assess the total potential exposure related to this matter, including the potential of additional claims. In the opinion of management, the resolution of this contingency will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
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
Environmental Matters
At September 29, 2017 and December 31, 2016, the Company held reserves of $1.0 million for environmental matters at one location. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2017, the Company’s fiscal quarters are comprised of the three months ended March 31, June 30, September 29, and December 31. In 2016, the Company’s fiscal quarters were comprised of the three months ending April 1, July 1, September 30, and December 31. Throughout this MD&A, we refer to the period from July 1, 2017 through September 29, 2017 as the “third quarter of 2017” or the “third quarter ended September 29, 2017”. Similarly, we refer to the period from July 2, 2016 through September 30, 2016 as the “third quarter of 2016” or the “third quarter ended September 30, 2016”.
Overview
Jason Industries is a global industrial manufacturing company with significant market share positions in each of its four segments: finishing, components, seating and acoustics. Jason Incorporated was founded in 1985 and today the Company provides critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through its global network of 32 manufacturing facilities and 16 sales offices, warehouses and joint venture facilities throughout the United States and 13 foreign countries. The Company has embedded relationships with long standing customers, superior scale and resources, and specialized capabilities to design and manufacture specialized products on which our customers rely.
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
During the nine months ended September 29, 2017 and September 30, 2016, approximately 32% and 30%, respectively, of the Company’s sales were derived from customers outside the United States. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations (in thousands) (unaudited):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net sales	$155,430	$170,108	$503,100	$546,769
Cost of goods sold	123,457	139,261	400,874	441,092
Gross profit	31,973	30,847	102,226	105,677
Selling and administrative expenses	26,170	25,941	78,068	86,515
(Gain) loss on disposals of property, plant and equipment - net	(639)	68	(904)	757
Restructuring	1,772	566	2,996	5,066
Operating income	4,670	4,272	22,066	13,339
Interest expense	(8,203)	(7,906)	(24,964)	(23,893)
Gain on extinguishment of debt	819	—	2,383	—
Equity income	295	146	715	457
Loss on divestiture	(842)	—	(8,730)	—
Other income - net	58	247	261	648
Loss before income taxes	(3,203)	(3,241)	(8,269)	(9,449)
Tax benefit	(1,602)	(694)	(1,438)	(1,360)
Net loss	$(1,601)	$(2,547)	$(6,831)	$(8,089)
Less net (loss) gain attributable to noncontrolling interests	—	(415)	5	(1,325)
Net loss attributable to Jason Industries	$(1,601)	$(2,132)	$(6,836)	$(6,764)
Accretion of preferred stock dividends	955	900	2,809	2,700
Net loss available to common shareholders of Jason Industries	$(2,556)	$(3,032)	$(9,645)	$(9,464)
Other financial data: (1)

	Three Months Ended		Increase/(Decrease)
(in thousands, except percentages)	September 29, 2017	September 30, 2016	$	%
Consolidated
Net sales	$155,430	$170,108	$(14,678)	(8.6)%
Net loss	(1,601)	(2,547)	946	37.1
Net loss as a % of net sales	1.0%	1.5%	(50) bps
Adjusted EBITDA	16,136	16,523	(387)	(2.3)
Adjusted EBITDA % of net sales	10.4%	9.7%	70 bps

	Nine Months Ended		Increase/(Decrease)
(in thousands, except percentages)	September 29, 2017	September 30, 2016	$	%
Consolidated
Net sales	$503,100	$546,769	$(43,669)	(8.0)%
Net loss	(6,831)	(8,089)	1,258	15.6
Net loss as a % of net sales	1.4%	1.5%	(10) bps
Adjusted EBITDA	55,277	53,616	1,661	3.1
Adjusted EBITDA % of net sales	11.0%	9.8%	120 bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for a reconciliation of Adjusted EBITDA to net loss.

The Three and Nine Months Ended September 29, 2017 Compared with the Three and Nine Months Ended September 30, 2016
Net sales. Net sales were $155.4 million for the three months ended September 29, 2017, a decrease of $14.7 million, or 8.6%, compared with $170.1 million for the three months ended September 30, 2016, reflecting decreased net sales in the acoustics segment of $12.3 million and the components segment of $4.9 million, partially offset by an increase in the finishing segment of $1.9 million and the seating segment of $0.6 million. The decrease of $12.3 million in the acoustics segment was partially due to a $3.0 million decrease related to the sale of the Acoustics Europe business. See further discussion of segment results below.
Net sales were $503.1 million for the nine months ended September 29, 2017, a decrease of $43.7 million, or 8.0%, compared with $546.8 million for the nine months ended September 30, 2016, reflecting decreased net sales in the acoustics segment of $24.1 million, the components segment of $13.6 million, the seating segment of $3.7 million and the finishing segment of $2.3 million. The decrease of $24.1 million in the acoustics segment was partially due to a $3.0 million decrease related to the sale of the Acoustics Europe business. See further discussion of segment results below.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net positive impact of $2.0 million on consolidated net sales during the three months ended September 29, 2017 compared with 2016, positively impacting the finishing, acoustics and seating segments’ net sales by $1.5 million, $0.4 million and $0.1 million, respectively. This was due principally to weakening of the U.S. dollar against the Euro in the third quarter of 2017 compared to the third quarter of 2016.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $1.2 million on consolidated net sales during the nine months ended September 29, 2017 compared with 2016, negatively impacting the finishing, seating and acoustics segments’ net sales by $0.7 million, $0.4 million and $0.1 million, respectively. This was due principally to strengthening of the U.S. dollar against the Euro in the first nine months of 2017 compared to the first nine months of 2016.
Cost of goods sold. Cost of goods sold was $123.5 million for the three months ended September 29, 2017, compared with $139.3 million for the three months ended September 30, 2016. The decrease in cost of goods sold was primarily due to lower net sales volumes in the acoustics and components segments and reduced costs resulting from the Company’s global cost reduction and restructuring program, partially offset by a $1.5 million negative impact related to foreign currency exchange rates and higher net sales volumes in the finishing segment.
Cost of goods sold was $400.9 million for the nine months ended September 29, 2017, compared with $441.1 million for the nine months ended September 30, 2016. The decrease in cost of goods sold was primarily due to lower net sales volumes in the acoustics, components and seating segments, lower labor and material usage costs in the acoustics segment as a result of operational efficiencies, reduced costs resulting from the Company’s global cost reduction and restructuring program and a $0.9 million positive impact related to foreign currency exchange rates, partially offset by higher organic net sales volumes in the finishing segment and operational inefficiencies in the components segment.
In both 2017 periods, the reduced costs resulting from the Company’s global cost reduction and restructuring program were due to lower manufacturing costs in the finishing segment as a result of the wind down of a facility in São Bernardo do Campo, Brazil, lower manufacturing costs in the components segments due to the strategic decision to discontinue certain product lines selling under the Assembled Products brand in 2016 and lower manufacturing costs in the acoustics segment due to the sale of the Acoustics Europe business of $2.1 million.
Gross profit. For the reasons described above, gross profit was $32.0 million for the three months ended September 29, 2017, compared with $30.8 million for the three months ended September 30, 2016 and $102.2 million for the nine months ended September 29, 2017, compared with $105.7 million for the nine months ended September 30, 2016.
Selling and administrative expenses. Selling and administrative expenses were $26.2 million for the three months ended September 29, 2017, compared with $25.9 million for the three months ended September 30, 2016, an increase of $0.3 million. The increase is primarily due to increased incentive compensation of $3.0 million for the three months ended September 29, 2017 and a $0.4 million negative impact related to foreign currency exchange rates. The increase was partially offset by reduced selling and administrative expenses resulting from the Company’s global cost reduction and restructuring program of $1.0 million, decreased corporate expenses of $1.0 million primarily related to professional fees associated with supply chain consulting incurred in 2016, decreased selling and administrative expenses across all segments from other spending controls, a decrease in share-based compensation expense of $0.3 million and a reduction of bad debt expenses of $0.2 million due to improved collections. The reduced expenses resulting from the Company’s global cost reduction and restructuring program relate to the closure of facilities in the components and finishing segments and the sale of the Acoustics Europe business.

Selling and administrative expenses were $78.1 million for the nine months ended September 29, 2017 compared with $86.5 million for the nine months ended September 30, 2016, a decrease of $8.4 million. The decrease is primarily due to reduced selling and administrative expenses resulting from the Company’s global cost reduction and restructuring program of $5.4 million, which includes $2.4 million related to the closure of facilities in the components and finishing segments and the sale of the Acoustics Europe business, as well as decreased corporate expenses of $3.1 million primarily related to professional fees associated with supply chain consulting incurred in 2016, decreased selling and administrative expenses across all segments of $2.5 million from other spending controls, a reduction of bad debt expenses of $0.9 million due to improved collections and a $0.2 million positive impact related to foreign currency exchange rates. The decrease was partially offset by increased incentive compensation of $3.2 million and an increase in share-based compensation expense of $1.8 million, primarily due to a decrease in assumed vesting of Adjusted EBITDA Vesting Awards in the second quarter of 2016, which resulted in a $2.5 million reversal of previously recorded expense.
(Gain) loss on disposals of property, plant and equipment - net. Gain on disposals of property, plant and equipment - net for the three months ended September 29, 2017 was $0.6 million compared to a loss of $0.1 million for the three months ended September 30, 2016. Gain on disposals of property, plant and equipment - net for the nine months ended September 29, 2017 was $0.9 million compared to a loss of $0.8 million for the nine months ended September 30, 2016. The gain on disposals of property, plant and equipment - net for both the three and nine months ended September 29, 2017 includes a gain of $0.5 million on the sale of a building related to the closure of the finishing segment’s Richmond, Virginia facility. In addition, the gain on disposals of property, plant and equipment - net for the nine months ended September 29, 2017 relates to a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility. The loss on disposals of property, plant and equipment - net for the nine months ended September 30, 2016 includes a loss of $0.6 million on a sale of a seating segment facility. Changes in the level of fixed asset disposals are dependent upon a number of factors, including changes in the level of asset sales, operational restructuring activities, and capital expenditure levels.
Restructuring. Restructuring costs were $1.8 million for the three months ended September 29, 2017 compared with $0.6 million for the three months ended September 30, 2016. Restructuring costs were $3.0 million for the nine months ended September 29, 2017 compared with $5.1 million for the nine months ended September 30, 2016. During 2017, such costs were primarily severance and move costs related to the consolidation of two U.S. facilities in the components segment, the consolidation of two U.S. facilities in the finishing segment and the closure of a facility in São Bernardo do Campo, Brazil in the finishing segment. During 2016, such costs primarily related to severance actions in all segments resulting from the global cost reduction and restructuring program announced on March 1, 2016, including costs related to the closure of the components segment’s facility in Buffalo Grove, Illinois.
Interest expense. Interest expense was $8.2 million for the three months ended September 29, 2017, compared with $7.9 million for the three months ended September 30, 2016. The increase in interest expense for the three months ended September 29, 2017 primarily relates to $0.4 million recognized in the three months ended September 29, 2017 related to the Company’s interest rate swaps which were effective December 30, 2016. The effective interest rate on the Company’s total outstanding indebtedness for the three months ended September 29, 2017 was 7.7% as compared to 7.0% for the three months ended September 30, 2016.
Interest expense was $25.0 million for the nine months ended September 29, 2017 compared with $23.9 million for the nine months ended September 30, 2016. The increase in interest expense for the nine months ended September 29, 2017 primarily relates to $1.5 million recognized in the nine months ended September 29, 2017 related to the Company’s interest rate swaps which were effective December 30, 2016. The effective interest rate on the Company’s total outstanding indebtedness for the nine months ended September 29, 2017 was 7.7% as compared to 7.0% for the nine months ended September 30, 2016.
See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
Gain on extinguishment of debt. Gain on extinguishment of debt was $0.8 million for the three months ended September 29, 2017 and $2.4 million for the nine months ended September 29, 2017. The gain on extinguishment of debt relates to the repurchase of $8.0 million of Second Lien Term Loan debt in the second quarter of 2017 for $6.1 million and the repurchase of $12.0 million of Second Lien Term Loan debt in the third quarter of 2017 for $10.7 million, partially offset by the write-off of previously unamortized debt discount and deferred financing costs in the second and third quarter of 2017 of $0.3 million and $0.5 million, respectively, on the Term Loans related to the extinguishment. See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
Equity income. Equity income was $0.3 million for the three months ended September 29, 2017 compared with $0.1 million for the three months ended September 30, 2016. Equity income was $0.7 million for the nine months ended September 29, 2017 compared with $0.5 million for the nine months ended September 30, 2016.
Loss on divestiture. Loss on divestiture was $0.8 million and $8.7 million for the three and nine months ended September 29, 2017, respectively. On August 30, 2017 the Company completed the divestiture of its Acoustics Europe business. The divestiture resulted in an $8.7 million pre-tax loss, of which $7.9 million was recorded in the second quarter of 2017 when the business was classified as held for sale and written down to estimated fair value less costs to sell and $0.8 million was recorded in the third quarter of 2017 based on changes in the net assets of the business and additional foreign currency translation adjustments upon closing of the divestiture.
See Note 3, “Divestiture” in the notes to the consolidated financial statements for further information.
Other income - net. Other income was $0.1 million for the three months ended September 29, 2017 and $0.2 million for the three months ended September 30, 2016. Other income was $0.3 million for the nine months ended September 29, 2017 and $0.6 million for the nine months ended September 30, 2016.
Loss before income taxes. For the reasons described above, loss before income taxes was $3.2 million for the three months ended September 29, 2017, compared with $3.2 million for the three months ended September 30, 2016. Loss before income taxes was $8.3 million for the nine months ended September 29, 2017 compared with $9.4 million for the nine months ended September 30, 2016.
Tax benefit. The tax benefit was $1.6 million for the three months ended September 29, 2017, compared with $0.7 million for the three months ended September 30, 2016. The tax benefit was $1.4 million for the nine months ended September 29, 2017 compared with $1.4 million for the nine months ended September 30, 2016. The effective tax rate for the three months ended September 29, 2017 was 50.0%, compared with 21.4% for the three months ended September 30, 2016. The effective tax rate was 17.4% for the nine months ended September 29, 2017 compared with 14.4% for the nine months ended September 30, 2016. The net discrete tax benefit was $0.6 million and immaterial for the three and nine months ended September 29, 2017. The net discrete tax benefit for the three months ended September 29, 2017 was a result of a $0.6 million reversal of the valuation allowance on the deferred tax assets at a foreign subsidiary. For the nine month period, this benefit was offset by the vesting, forfeiture and expiration of the performance period on performance based restricted stock units for which no tax benefit will be realized. The net discrete tax provision was immaterial and $2.7 million for the three and nine months ended September 30, 2016, respectively.
The Company’s tax provision (benefit) is impacted by a number of factors, including, among others, the amount of taxable earnings or losses at the U.S. federal statutory rate, the amount of taxable earnings or losses derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates, the ability to utilize foreign net operating loss carry forwards and adjustments to valuation allowances. The effective tax rate for the three and nine months ended September 29, 2017, was impacted by the levels of U.S. and foreign pre-tax losses and earnings, respectively, pre-tax losses in foreign jurisdictions for which no tax benefit was recognized, the reversal of the valuation allowance on the deferred tax assets at a foreign subsidiary, the vesting and forfeiture of RSUs for which no tax benefit will be realized and the recording of certain tax effects associated with the Acoustics Europe sale as a component of the loss on divestiture.
Net loss. For the reasons described above, net loss was $1.6 million for the three months ended September 29, 2017, compared with net loss of $2.5 million for the three months ended September 30, 2016. Net loss was $6.8 million for the nine months ended September 29, 2017 compared with $8.1 million for the nine months ended September 30, 2016.
Net (loss) gain attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $0.0 million for the three months ended September 29, 2017 and $0.4 million for the three months ended September 30, 2016. Net gain attributable to noncontrolling interests was immaterial for the nine months ended September 29, 2017 compared with a net loss attributable to noncontrolling interests of $1.3 million for the nine months ended September 30, 2016. Noncontrolling interests represent the Rollover Participants interest in JPHI which was reduced to 0% as of February 23, 2017. See Note 10 and 12 to the condensed consolidated financial statements for further discussion.
Adjusted EBITDA. Adjusted EBITDA was $16.1 million, or 10.4% of net sales for the three months ended September 29, 2017, compared with $16.5 million, or 9.7% of net sales for the three months ended September 30, 2016, a decrease of $0.4 million, or 2.3%. The decrease reflects decreased Adjusted EBITDA in the components segment of $1.2 million, the acoustics segment of $0.8 million, partially offset by increased Adjusted EBITDA in the finishing segment of $0.5 million, the seating segment of $0.1 million and lower corporate expenses of $1.0 million. The decrease in Adjusted EBITDA in the acoustics segment is due to a $0.9 million decrease from the sale of the Acoustics Europe business.
Adjusted EBITDA was $55.3 million, or 11.0% of net sales for the nine months ended September 29, 2017, compared with $53.6 million, or 9.8%, of net sales for the nine months ended September 30, 2016, an increase of $1.7 million, or 3.1%. The increase reflects higher Adjusted EBITDA in the finishing segment of $2.0 million, the acoustics segment of $0.6 million and lower corporate expenses of $3.8 million, partially offset by decreased Adjusted EBITDA in the components segment of $4.0 million and the seating segment of $0.7 million. The change in Adjusted EBITDA in the acoustics segment includes a $0.9 million decrease from the sale of the Acoustics Europe business.

See further discussion of segment results below.
Changes in foreign currency exchange rates compared with the U.S. dollar had a positive impact of $0.3 million on consolidated Adjusted EBITDA during the three months ended September 29, 2017 compared with the three months ended September 30, 2016, positively impacting the finishing and acoustics segment’s Adjusted EBITDA by $0.2 million and $0.1 million, respectively. During the nine months ended September 29, 2017, changes in foreign currency exchange rates had a negative impact of $0.1 million on consolidated Adjusted EBITDA compared to the nine months ended September 30, 2016, negatively impacting the finishing segment’s Adjusted EBITDA by $0.1 million.
Other Comprehensive Income (Loss). Other comprehensive income was $2.6 million for the three months ended September 29, 2017 and $0.4 million for the three months ended September 30, 2016. Other comprehensive income was $9.6 million for the nine months ended September 29, 2017 compared with other comprehensive loss of $1.7 million for the nine months ended September 30, 2016. The increase in both periods was driven by more favorable foreign currency translation adjustments in 2017 compared to 2016 and the change in unrealized gains (losses) on cash flow hedges. For the three months ended September 29, 2017 as compared to the three months ended September 30, 2016, other comprehensive income was higher due to a a more significant decrease in the unrealized loss position on cash flow hedges in 2017 compared to 2016. For the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016, other comprehensive income was higher due to a decrease in the unrealized loss position on cash flow hedges in 2017 compared to an increase in the unrealized loss position on cash flow hedges in 2016.
The net change in unrealized gains (losses) on cash flow hedges is based on the changes in current interest rates and market expectations of the timing and amount of future interest rate changes. In the fourth quarter of 2015, the Company entered into the forward starting interest rate swap agreements discussed in Note 8, “Debt and Hedging Instruments”. In 2016, subsequent to entering into these arrangements, actual interest rate increases had been lower and had occurred later than expected, thereby, resulting in losses associated with these hedging instruments. In 2017, the hedging instruments continue to be in a net loss position; actual interest rate changes and payments have resulted in a $0.3 million decrease in previously recorded unrealized losses on the hedging instruments for the nine months ended September 29, 2017.
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
The Senior Secured Credit Facilities (defined in Note 8 and below) definition of EBITDA excludes income of partially owned affiliates, unless such earnings have been received in cash.

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net loss	$(1,601)	$(2,547)	$(6,831)	$(8,089)
Tax benefit	(1,602)	(694)	(1,438)	(1,360)
Interest expense	8,203	7,906	24,964	23,893
Depreciation and amortization	9,749	11,069	29,239	32,923
EBITDA	14,749	15,734	45,934	47,367
Adjustments:
Restructuring(1)	1,772	566	2,996	5,066
Integration and other restructuring costs(2)	—	(354)	—	1,290
Share-based compensation(3)	231	509	904	(864)
(Gain) loss on disposals of property, plant and equipment - net(4)	(639)	68	(904)	757
Gain on extinguishment of debt(5)	(819)	—	(2,383)	—
Loss on divestiture(6)	842	—	8,730	—
Total adjustments	1,387	789	9,343	6,249
Adjusted EBITDA	$16,136	$16,523	$55,277	$53,616

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

(2)
During the nine months ended September 30, 2016, integration and other restructuring costs includes costs associated with the start-up of new acoustics segment facilities in Warrensburg, Missouri and Richmond, Indiana and includes a $0.6 million reversal of a reserve in the third quarter of 2016 related to the Newcomerstown fire originally recorded in acquisition accounting for the business combination in 2014. Such costs are not included in restructuring for GAAP purposes.

(3)
Represents share-based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan. During the nine months ended September 30, 2016, share-based compensation expense includes $2.5 million of expense reversal as a result of the lowering of assumed vesting levels for Adjusted EBITDA performance share units. See Note 9, “Share-Based Compensation” of the accompanying condensed consolidated financial statements for further information.

(4)
(Gain) loss on disposals of property, plant and equipment - net for both the three and nine months ended September 29, 2017 includes a gain of $0.5 million on the sale of a building related to the closure of the finishing segment’s Richmond, Virginia facility. In addition, (gain) loss on disposals of property, plant and equipment - net for the nine months ended September 29, 2017 includes a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility and for the nine months ended September 30, 2016 includes a loss of $0.6 million on sale of a seating segment facility.

(5)
Represents gains on extinguishment of Second Lien Term Loan debt in both the second and third quarter of 2017. See Note 8, “Debt and Hedging Instruments” of the accompanying condensed consolidated financial statements for further information.

(6)
On August 30, 2017 the Company completed the divestiture of its Acoustics Europe business. The divestiture resulted in a $8.7 million pre-tax loss, of which $7.9 million was recorded in the second quarter of 2017 when the business was classified as held for sale and $0.8 million was recorded in the third quarter of 2017 upon closing of the divestiture. See Note 3, “Divestiture” of the accompanying condensed consolidated financial statements for further information.

Adjusted EBITDA percentage of net sales. Adjusted EBITDA as a percentage of net sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments.
Segment Financial Data
The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three and nine months ended September 29, 2017 and September 30, 2016. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for a reconciliation of Adjusted EBITDA to Net Loss which is the nearest GAAP measure.

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 29, 2017	September 30, 2016	$	%
Finishing
Net sales	$51,065	$49,162	$1,903	3.9%
Adjusted EBITDA	7,503	7,042	461	6.5
Adjusted EBITDA % of net sales	14.7%	14.3%	40 bps
Components
Net sales	$19,945	$24,876	$(4,931)	(19.8)%
Adjusted EBITDA	2,445	3,658	(1,213)	(33.2)
Adjusted EBITDA % of net sales	12.3%	14.7%	(240) bps
Seating
Net sales	$32,963	$32,330	$633	2.0%
Adjusted EBITDA	2,621	2,507	114	4.5
Adjusted EBITDA % of net sales	8.0%	7.8%	20 bps
Acoustics
Net sales	$51,457	$63,740	$(12,283)	(19.3)%
Adjusted EBITDA	6,640	7,414	(774)	(10.4)
Adjusted EBITDA % of net sales	12.9%	11.6%	130 bps
Corporate
Adjusted EBITDA	$(3,073)	$(4,098)	$1,025	25.0%
Consolidated
Net sales	$155,430	$170,108	$(14,678)	(8.6)%
Adjusted EBITDA	16,136	16,523	(387)	(2.3)
Adjusted EBITDA % of net sales	10.4%	9.7%	70 bps

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 29, 2017	September 30, 2016	$	%
Finishing
Net sales	$150,298	$152,586	$(2,288)	(1.5)%
Adjusted EBITDA	21,894	19,905	1,989	10.0
Adjusted EBITDA % of net sales	14.6%	13.0%	160 bps
Components
Net sales	$62,775	$76,347	$(13,572)	(17.8)%
Adjusted EBITDA	7,616	11,608	(3,992)	(34.4)
Adjusted EBITDA % of net sales	12.1%	15.2%	(310) bps
Seating
Net sales	$125,257	$128,960	$(3,703)	(2.9)%
Adjusted EBITDA	14,048	14,756	(708)	(4.8)
Adjusted EBITDA % of net sales	11.2%	11.4%	(20) bps
Acoustics
Net sales	$164,770	$188,876	$(24,106)	(12.8)%
Adjusted EBITDA	21,344	20,787	557	2.7
Adjusted EBITDA % of net sales	13.0%	11.0%	200 bps
Corporate
Adjusted EBITDA	$(9,625)	$(13,440)	$3,815	28.4%
Consolidated
Net sales	$503,100	$546,769	$(43,669)	(8.0)%
Adjusted EBITDA	55,277	53,616	1,661	3.1
Adjusted EBITDA % of net sales	11.0%	9.8%	120 bps

Finishing Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 29, 2017	September 30, 2016	$	%
Net sales	$51,065	$49,162	$1,903	3.9%
Adjusted EBITDA	7,503	7,042	461	6.5
Adjusted EBITDA % of net sales	14.7%	14.3%	40 bps
Net sales in the finishing segment for the three months ended September 29, 2017 were $51.1 million, an increase of $1.9 million or 3.9%, compared with $49.2 million for the three months ended September 30, 2016. On a constant currency basis (net positive currency impact of $1.5 million for the three months ended September 29, 2017), revenues increased by $0.4 million for the three months ended September 29, 2017. The increase in net sales for the three months ended September 29, 2017 was primarily due to increases in volume in industrial end markets in Europe, partially offset by a $1.7 million decrease associated with the wind down of the finishing segment’s facility in São Bernardo do Campo, Brazil and decreases in volume associated with strategic decisions related to exiting unprofitable customers and products.
Adjusted EBITDA for the three months ended September 29, 2017 increased $0.5 million to $7.5 million (14.7% of net sales) from $7.0 million (14.3% of net sales) for the three months ended September 30, 2016. On a constant currency basis (net positive currency impact of $0.2 million for the three months ended September 29, 2017), Adjusted EBITDA increased by $0.3 million for the three months ended September 29, 2017. The increase in Adjusted EBITDA primarily resulted from increases in sales volume in industrial end markets in Europe for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016 and other spending controls, partially offset by increased incentive compensation of $0.6 million primarily due to a reversal of expense in the third quarter of 2016 due to decreased projected attainment percentages.

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 29, 2017	September 30, 2016	$	%
Net sales	$150,298	$152,586	$(2,288)	(1.5)%
Adjusted EBITDA	21,894	19,905	1,989	10.0
Adjusted EBITDA % of net sales	14.6%	13.0%	160 bps
Net sales in the finishing segment for the nine months ended September 29, 2017 were $150.3 million, a decrease of $2.3 million or 1.5%, compared with $152.6 million for the nine months ended September 30, 2016. On a constant currency basis (net negative currency impact of $0.7 million for the nine months ended September 29, 2017), revenues decreased by $1.6 million for the nine months ended September 29, 2017. Excluding currency impact, the decrease in net sales for the nine months ended September 29, 2017 was primarily due to a $3.7 million decrease associated with the wind down of the finishing segment’s facility in São Bernardo do Campo, Brazil and decreases in volume associated with strategic decisions related to exiting unprofitable customers and products, partially offset by increases in volume in industrial end markets in Europe and North America.
Adjusted EBITDA for the nine months ended September 29, 2017 increased $2.0 million to $21.9 million (14.6% of net sales) from $19.9 million (13.0% of net sales) for the nine months ended September 30, 2016. On a constant currency basis (net negative currency impact of $0.1 million for the nine months ended September 29, 2017), Adjusted EBITDA increased by $2.1 million for the nine months ended September 29, 2017. The increase in Adjusted EBITDA for the nine months ended September 29, 2017 primarily resulted from savings in selling and administrative expenses as a result of the Company’s global cost reduction and restructuring program, other spending controls and increases in sales volume in industrial end markets in Europe and North America, partially offset by increased incentive compensation of $0.6 million primarily due to a reversal of expense in the third quarter of 2016 due to decreased projected attainment percentages.

Components Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 29, 2017	September 30, 2016	$	%
Net sales	$19,945	$24,876	$(4,931)	(19.8)%
Adjusted EBITDA	2,445	3,658	(1,213)	(33.2)
Adjusted EBITDA % of net sales	12.3%	14.7%	(240) bps
Net sales in the components segment for the three months ended September 29, 2017 were $19.9 million, a decrease of $4.9 million, or 19.8%, compared with $24.9 million for the three months ended September 30, 2016. The decrease was primarily due to lower sales volumes in smart utility meter components and a decrease of $2.1 million due to the strategic decision to discontinue certain product lines selling under the Assembled Products brand in 2016, partially offset by higher volumes in the rail market.
Adjusted EBITDA decreased $1.2 million, or 33.2%, for the three months ended September 29, 2017 to $2.4 million (12.3% of net sales) compared with $3.7 million (14.7% of net sales) for the three months ended September 30, 2016. The decrease primarily resulted from increased raw material prices and lower sales volumes in smart utility meter components, partially offset by higher rail volumes with favorable product mix and decreased selling and administrative expenses from other spending controls.

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 29, 2017	September 30, 2016	$	%
Net sales	$62,775	$76,347	$(13,572)	(17.8)%
Adjusted EBITDA	7,616	11,608	(3,992)	(34.4)
Adjusted EBITDA % of net sales	12.1%	15.2%	(310) bps
Net sales in the components segment for the nine months ended September 29, 2017 were $62.8 million, a decrease of $13.6 million, or 17.8%, compared with $76.3 million for the nine months ended September 30, 2016. The decrease during the nine months ended September 29, 2017 was primarily due to a decrease of $8.1 million as a result of the strategic decision to discontinue certain product lines selling under the Assembled Products brand in 2016 and lower sales volumes in the rail market, partially offset by higher volumes in smart utility meter components.
Adjusted EBITDA decreased $4.0 million, or 34.4%, for the nine months ended September 29, 2017 to $7.6 million (12.1% of net sales) compared with $11.6 million (15.2% of net sales) for the nine months ended September 30, 2016. The decrease in Adjusted EBITDA for the nine months ended September 29, 2017 primarily resulted from lower volumes from the rail market and unfavorable product mix, increases in raw material prices, and lower labor productivity on decreased volumes, partially offset by decreased selling and administrative expenses from other spending controls.
Seating Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 29, 2017	September 30, 2016	$	%
Net sales	$32,963	$32,330	$633	2.0%
Adjusted EBITDA	2,621	2,507	114	4.5
Adjusted EBITDA % of net sales	8.0%	7.8%	20 bps
Net sales in the seating segment for the three months ended September 29, 2017 were $33.0 million, an increase of $0.6 million, or 2.0%, compared with $32.3 million for the three months ended September 30, 2016. On a constant currency basis (net positive currency impact of $0.1 million for the three months ended September 29, 2017), revenues increased by $0.5 million for the three months ended ended September 29, 2017. The increase in net sales in the three months ended September 29, 2017 was primarily due to improved pricing and increases in volume in the construction market, partially offset by decreases in volume in the turf care, power sports and motorcycle markets.

Adjusted EBITDA was $2.6 million (8.0% of net sales) in the three months ended September 29, 2017 compared with $2.5 million (7.8% of net sales) in the three months ended September 30, 2016. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The increase in Adjusted EBITDA for the three months ended September 29, 2017 was primarily due to improved pricing, savings in cost of goods sold and selling and administrative expenses resulting from the Company’s global cost reduction program and supply chain initiatives and other spending controls, partially offset by operational inefficiencies resulting in higher material usage and increased freight costs.

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 29, 2017	September 30, 2016	$	%
Net sales	$125,257	$128,960	$(3,703)	(2.9)%
Adjusted EBITDA	14,048	14,756	(708)	(4.8)
Adjusted EBITDA % of net sales	11.2%	11.4%	(20) bps
Net sales in the seating segment for the nine months ended September 29, 2017 were $125.3 million, a decrease of $3.7 million, or 2.9%, compared with $129.0 million for the nine months ended September 30, 2016. On a constant currency basis (net negative currency impact of $0.4 million for the nine months ended September 29, 2017), revenues decreased by $3.3 million for the nine months ended September 29, 2017. The decrease in net sales for the nine months ended September 29, 2017 was primarily due to decreases in volume in the turf care, motorcycle and power sports markets, partially offset by an increase in volume in the construction market and improved pricing.
Adjusted EBITDA was $14.0 million (11.2% of net sales) in the nine months ended September 29, 2017 compared with $14.8 million (11.4% of net sales) in the nine months ended September 30, 2016. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The decrease in Adjusted EBITDA for the nine months ended September 29, 2017 was primarily due to decreased sales volume and operational inefficiencies resulting in higher material usage and increased freight costs, partially offset by savings in cost of goods sold and selling and administrative expenses resulting from the Company’s global cost reduction program, supply chain initiatives and other spending controls.
Acoustics Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 29, 2017	September 30, 2016	$	%
Net sales	$51,457	$63,740	$(12,283)	(19.3)%
Adjusted EBITDA	6,640	7,414	(774)	(10.4)
Adjusted EBITDA % of net sales	12.9%	11.6%	130 bps
Net sales in the acoustics segment for the three months ended September 29, 2017 were $51.5 million, a decrease of $12.3 million or 19.3%, compared with $63.7 million for the three months ended September 30, 2016. On a constant currency basis (net positive currency impact of $0.4 million for the three months ended September 29, 2017), revenues decreased by $12.7 million for the three months ended September 29, 2017. The decrease during the three months ended September 29, 2017 was primarily due to lower sales volumes as a result of a net decrease in vehicle platforms, lower North American vehicle demand resulting in short-term automotive assembly plant shutdowns and from nonrecurring 2016 sales related to a competitor bankruptcy and $3.0 million of lower sales as a result of the sale of the Acoustics Europe business.
Adjusted EBITDA decreased $0.8 million, or 10.4%, for the three months ended September 29, 2017 to $6.6 million (12.9% of net sales) compared with $7.4 million (11.6% of net sales) in the third quarter of 2016. On a constant currency basis (net positive currency impact of $0.1 million for the three months ended September 29, 2017), Adjusted EBITDA decreased by $0.9 million for the three months ended September 29, 2017. The decrease in Adjusted EBITDA for the three months ended September 29, 2017 was primarily due to lower sales volumes, increased incentive compensation of $0.8 million and $0.9 million due to the sale of the Acoustics Europe business. The decrease in Adjusted EBITDA was partially offset by savings in cost of goods sold from improved labor productivity and lower material usage costs, supply chain initiatives, savings in selling and administrative expenses resulting from the Company’s global cost reduction program and other spend controls.

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 29, 2017	September 30, 2016	$	%
Net sales	$164,770	$188,876	$(24,106)	(12.8)%
Adjusted EBITDA	21,344	20,787	557	2.7
Adjusted EBITDA % of net sales	13.0%	11.0%	200 bps
Net sales in the acoustics segment for the nine months ended September 29, 2017 were $164.8 million, a decrease of $24.1 million, or 12.8%, compared with $188.9 million for the nine months ended September 30, 2016. On a constant currency basis (net negative currency impact of $0.1 million for the nine months ended September 29, 2017), revenues decreased by $24.0 million for the nine months ended September 29, 2017. The decrease was primarily due to lower sales volumes as a result of a net decrease in vehicle platforms, lower North American vehicle demand resulting in short-term automotive assembly plant shutdowns and from nonrecurring 2016 sales volumes related to a competitor bankruptcy and $3.0 million of lower sales as a result of the sale of the Acoustics Europe business.
Adjusted EBITDA increased to $21.3 million (13.0% of net sales) for the nine months ended September 29, 2017 compared with $20.8 million (11.0% of net sales) for the nine months ended September 30, 2016. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The increase in Adjusted EBITDA for the nine months ended September 29, 2017 was primarily due to savings in cost of goods sold from lower labor and material usage costs and supply chain initiatives and savings in selling and administrative expenses resulting from the Company’s global cost reduction programs and other spending controls. The increase in Adjusted EBITDA was partially offset by lower sales volumes, increased incentive compensation of $0.8 million and $0.9 million due to the sale of the Acoustics Europe business.
Corporate

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 29, 2017	September 30, 2016	$	%
Adjusted EBITDA	$(3,073)	$(4,098)	$1,025	25.0%
Corporate expense is principally comprised of the costs of corporate operations, including the compensation and benefits of the Company’s executive team and personnel responsible for treasury, finance, insurance, legal, information technology, human resources, tax planning and the administration of employee benefits. Corporate expense also includes third party legal, audit, tax and other professional fees and expenses, board of director compensation and expenses, and the operating costs of the corporate office.
The decrease of $1.0 million in expense in the three months ended September 29, 2017 compared with the prior year primarily resulted from $1.0 million of non-recurring third-party professional fees associated with investments in manufacturing and supply chain improvement initiatives incurred during the three months ended September 30, 2016, the transition of the Company’s Chief Executive Officer and Chief Operating Officer and other spending controls, partially offset by increased incentive compensation of $1.2 million primarily due to a reversal of expense in the third quarter of 2016.

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 29, 2017	September 30, 2016	$	%
Adjusted EBITDA	$(9,625)	$(13,440)	$3,815	28.4%
The decrease of $3.8 million in expense in the nine months ended September 29, 2017 compared with the prior year primarily resulted from $2.2 million of non-recurring third-party professional fees associated with investments in manufacturing and supply chain improvement initiatives incurred during the nine months ended September 30, 2016, the transition of the Company’s Chief Executive Officer and Chief Operating Officer and other spending controls, partially offset by increased incentive compensation of $1.4 million primarily due to a reversal of expense in the third quarter of 2016 and increased healthcare costs.

Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of September 29, 2017, the Company had $51.4 million of available cash, $34.9 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $12.0 million available under revolving loan facilities that the Company maintains outside the U.S. As of September 29, 2017, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $5.1 million. Included in the Company’s consolidated cash balance of $51.4 million at September 29, 2017, is cash of $34.6 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures and debt service requirements.
Indebtedness
As of September 29, 2017, the Company’s total outstanding indebtedness of $405.2 million was comprised of aggregate term loans outstanding under its Senior Secured Credit Facilities of $379.0 million (net of a debt discount of $3.8 million and deferred financing costs of $6.0 million), various foreign bank term loans and revolving loan facilities of $25.3 million and capital lease obligations of $0.9 million. No amounts were outstanding under the revolving credit facility portion of the Senior Secured Credit Facilities as of September 29, 2017.
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
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $25.3 million as of September 29, 2017, including borrowings of $21.2 million incurred by the Company’s subsidiaries in Germany, and borrowings totaled $23.3 million as of December 31, 2016, including borrowings of $21.5 million incurred by the Company’s subsidiaries in Germany. The foreign debt obligations in Germany primarily relate to term loans within our finishing segment of $20.6 million at September 29, 2017 and $19.3 million at December 31, 2016. The borrowings bear interest at fixed and variable rates ranging from 2.3% to 4.6% and are subject to repayment in varying amounts through 2030. At September 29, 2017, the Company has recorded $2.4 million of cash received from the sale of Acoustics Europe and held in Germany as restricted cash within other assets-net on the condensed consolidated balance sheets due to certain restrictions within our foreign debt agreements.
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
The New First Lien Credit Agreement provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $298.8 million is outstanding as of September 29, 2017, and (ii) a revolving loan of up to $40.0 million (including revolving loans, a $10.0 million swingline loan sublimit, and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the new first lien senior secured loan facilities (the “First Lien Credit Facilities”). The New Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million, of which $90.0 million is outstanding as of September 29, 2017, under the new second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”). On June 30, 2014, the full amount of the First Lien Term Loans and Second Lien Term Loans were drawn, and no revolving loans were drawn.

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
Interest Rate Hedge Contracts. To manage exposure to fluctuations in interest rates, the Company entered into Swaps in 2015 with notional values totaling $210.0 million at September 29, 2017 and December 31, 2016. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the nine months ended September 29, 2017, the Company recognized $1.5 million of interest expense related to the Swaps. There was no interest expense recognized in 2016. Based on current interest rates, the Company expects to recognize interest expense of $1.6 million related to the Swaps in the next 12 months.
The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was $1.6 million at September 29, 2017 and $2.0 million at December 31, 2016, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	September 29, 2017	December 31, 2016
Interest rate swaps:
Recorded in other current liabilities	$1,148	$1,916
Recorded in other long-term liabilities	447	133
Total derivatives designated as hedging instruments	$1,595	$2,049
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
During the third quarter of 2017 the Company repurchased $12.0 million of Second Lien Term Loans for $10.7 million. In connection with the repurchase, the Company wrote off $0.2 million of previously unamortized debt discount and $0.3 million of previously unamortized deferred financing costs, which were recorded as a reduction to the gain on extinguishment of debt. The transactions resulted in a net gain of $0.8 million which has been recorded within the condensed consolidated statements of operations.
During nine months ended September 29, 2017, the Company repurchased $20.0 million of Second Lien Term Loans for $16.8 million. In connection with the repurchase, the Company wrote off $0.4 million of previously unamortized debt discount and $0.4 million of previously unamortized deferred financing costs, which were recorded as a reduction to the gain on extinguishment of debt. The transactions resulted in a net gain of $2.4 million which has been recorded within the condensed consolidated statements of operations.
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
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed 25 percent, or $10.0 million, of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 4.75 to 1.00, with a decrease to 4.50 to 1.00 on December 31, 2017 and remaining at that level thereafter. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable. As of September 29, 2017 the consolidated first lien net leverage ratio was 4.13 to 1.00 on a pro forma trailing twelve-month basis calculated in accordance with the respective provisions of the New Credit Agreements which exclude the Second Lien Term Loans from the calculation of net debt (numerator) and allow the inclusion of certain pro forma adjustments and exclusion of certain specified or nonrecurring costs and expenses in calculating Adjusted EBITDA (denominator). The aggregate outstanding amount of all revolving loans, swingline loans and certain letters of credit was less than 25 percent of revolving credit commitments at September 29, 2017. As of September 29, 2017, the Company was in compliance with the financial covenants contained in its credit agreements.
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
Series A Preferred Stock
Holders of the 48,697 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock.

The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the nine months ended September 29, 2017:

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2017	November 15, 2016	$20.00	$900	899
April 1, 2017	February 15, 2017	$20.00	$918	915
July 1, 2017	May 15, 2017	$20.00	$936	931
On September 15, 2017, the Company announced a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on October 1, 2017 to holders of record on August 15, 2017. As of September 29, 2017, the Company has recorded the 952 additional Series A Preferred Stock shares declared for the dividend of $1.0 million within preferred stock in the condensed consolidated balance sheets.
Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”), a non-GAAP measure, as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable. NOWC as a percentage of trailing twelve month net sales was 14.3% as of September 29, 2017, 12.8% as of December 31, 2016 and 15.4 % as of September 30, 2016. The calculation of NOWC as a percentage of sales for September 29, 2017 excludes $30.5 million of trailing twelve month net sales relating to Acoustics Europe, which was sold on August 30, 2017. Set forth below is a table summarizing NOWC as of September 29, 2017, December 31, 2016 and September 30, 2016.

(in thousands)	September 29, 2017	December 31, 2016	September 30, 2016
Accounts receivable—net	$75,793	$77,837	$94,952
Inventories-net	70,495	73,601	79,368
Accounts payable	(56,154)	(61,160)	(63,641)
NOWC	$90,134	$90,278	$110,679
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
Capital expenditures during the nine months ended September 29, 2017 were $10.4 million, or 2.1% of net sales. Capital expenditures for 2017 are expected to be approximately 2.6% of net sales, but could vary from that depending on business performance, growth opportunities, project activity and the amount of assets we lease instead of purchase. The Company finances its annual capital requirements with funds generated from operations.

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2017 and the Nine Months Ended September 30, 2016

	Nine Months Ended
(in thousands)	September 29, 2017	September 30, 2016
Cash flows provided by operating activities	$24,480	$22,872
Cash flows provided by (used in) investing activities	3,853	(12,946)
Cash flows (used in) financing activities	(19,402)	(6,396)
Effect of exchange rate changes on cash and cash equivalents	1,599	63
Net increase in cash and cash equivalents	10,530	3,593
Cash and cash equivalents at beginning of period	40,861	35,944
Cash and cash equivalents at end of period	$51,391	$39,537
Depreciation and amortization	$29,239	$32,923
Capital expenditures	10,363	16,111

Cash Flows Provided by Operating Activities
For the nine months ended September 29, 2017, cash flows provided by operating activities were $24.5 million compared to $22.9 million for the nine months ended September 30, 2016. For the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016, cash flows provided by operating activities increased $1.6 million. Changes in net operating working capital increased operating cash flow by $4.9 million during the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016, driven by a larger reduction of inventory during 2017 compared to 2016 and offsetting fluctuations in the accounts receivable and accounts payable balance. In addition, for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016, the increase to operating cash flows was offset by decreases of $3.1 million in other assets and liability balances and $0.2 million related to net income adjusted for non-cash items.
Cash Flows Provided by (Used in) Investing Activities
Cash flows provided by investing activities was $3.9 million for the nine months ended September 29, 2017 compared to cash flows used in investing activities of $12.9 million for the nine months ended September 30, 2016. The change in cash flows provided by (used in) investing activities was primarily the result of proceeds on divestitures of $7.9 million and lower capital expenditures of $5.7 million. Proceeds from disposal of property, plant and equipment also resulted in an increase of $5.5 million in cash flows provided by investing activities, primarily due to the proceeds received from the building sale executed in connection with the sale leaseback of our Libertyville, Illinois facility in April 2017 and the sale of a building related to the closure of the finishing segment’s Richmond, Virginia facility in August 2017, partially offset by the change in the restricted cash balance held in Germany.
Cash Flows Used in in Financing Activities
Cash flows used in financing activities were $19.4 million for the nine months ended September 29, 2017 compared with cash flows used in financing activities of $6.4 million for the nine months ended September 30, 2016. The increase in cash flows used in financing activities was driven by higher payments of $18.7 million on First and Second Lien term loans. This was offset by lower preferred stock dividend payments of $2.7 million due to the January 1, 2017, April 1, 2017 and July 1, 2017 dividends being paid in additional shares of Series A Preferred Stock and $3.4 million lower payments of other long-term debt.
Depreciation and Amortization
Depreciation and amortization totaled $29.2 million for the nine months ended September 29, 2017, compared with $32.9 million for the nine months ended September 30, 2016. Depreciation and amortization for the nine months ended September 29, 2017 is lower than incurred by the Company in the prior period primarily as a result of asset disposals from certain restructuring activities such as the closure of the Buffalo Grove, Ill. facility in the components segment in 2016 and the wind down of the finishing segment’s facility in São Bernardo do Campo, Brazil, in addition to the impact of lower capital expenditures in 2017 compared to prior periods.
Capital Expenditures
Capital expenditures totaled $10.4 million for the nine months ended September 29, 2017, compared with $16.1 million for the nine months ended September 30, 2016. The lower capital expenditures are primarily driven by a lower level of project activity in 2017 compared with 2016.

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
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 2, 2017 for the year ended December 31, 2016 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported above, management believes that as of September 29, 2017 and during the period from July 1, 2017 through September 29, 2017, there has been no material change to this information.
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
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $161.4 million, or 32%, of our sales originated in a currency other than the U.S. dollar during the first nine months of 2017. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the nine months ended September 29, 2017, sales denominated in Euros approximated $100.6 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $10.1 million, respectively, and the change in our net (loss) income would increase or decrease by approximately $0.2 million. The net assets and liabilities of our non-U.S. dollar denominated subsidiaries, which totaled approximately $175.9 million as of September 29, 2017, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive loss at September 29, 2017 resulted in a decrease to shareholders’ deficit of $19.9 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled over an extended period, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of September 29, 2017, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of September 29, 2017, long-term debt denominated in currencies other than the USD totaled approximately $22.8 million.
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
As of September 29, 2017, the Company has entered into various interest rate swaps in order to mitigate a portion of the variable rate interest exposure. The Company is counterparty to certain interest rate swaps with a total notional amount of $210.0 million entered into in November 2015 in order to mitigate a portion of the variable interest rate exposure. These swaps are scheduled to mature in June 2020. Under the terms of the agreement, the Company swapped three month LIBOR rates for a fixed interest rate, resulting in the payment of a fixed LIBOR rate of 2.08% on a notional amount of $210.0 million.
Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering (“VAVE”) initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of September 29, 2017, the Company did not have any commodity hedging instruments in place.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2017, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weakness in our internal control over financial reporting discussed below.
In the three month period ended September 29, 2017, our management identified deficiencies that when aggregated, resulted in a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management has identified a material weakness in the design and operation of control activities.  Specifically, we did not design and maintain effective controls necessary to allow for a detailed review over non-routine transactions on a timely basis and did not have the appropriate complement of resources at certain of our facilities in place for a sufficient period of time. As a result of this material weakness, we inappropriately accounted for the divestiture of Acoustics Europe in the three and six month periods ended June 30, 2017 and for depreciation expense in 2016 and the first six months of 2017. While the impact of these errors is not material to the previously reported financial statements, as discussed in Note 2 to the financial statements, we will revise our previously issued annual financial statements as of and for the year ended December 31, 2016 and the interim financial statements for the three month period ended March 31, 2017 and for the three and six month periods ended June 30, 2017. See Note 2 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report for further information regarding this revision. These control deficiencies could result in the misstatement of account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies aggregated to a material weakness.
Remediation Plan
We are in the process of remediating this material weakness by enhancing the level of resources at certain of our facilities and the review process for analyzing non-routine accounting transactions. We believe that these enhanced resources and processes will effectively remediate the material weakness, but the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 29, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Throughout the year, however, including subsequent to September 29, 2017, the Company has added additional experienced accounting resources in several of its businesses to improve the effectiveness of internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On September 14, 2017, the New York Supreme Court dismissed, with prejudice, all claims asserted by JMB Capital Partners Master Fund, L.P.’s December 22, 2016 complaint, captioned JMB Capital Partners Master Fund, L.P. v. Jason Industries, Inc., et al., Index No. 656692/2016.  See Note 15, “Commitments and Contingencies” under the heading “Litigation Matters” in the notes to the consolidated financial statements for further information.
ITEM 1A. RISK FACTORS
There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 29, 2017:

2017 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to August 4	—	—	—	N/A
August 5 to September 1	—	—	—	N/A
September 2 to September 29	—	—	—	N/A
Total	—	—	—

(a)
Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (1) have the Company reduce the number of shares otherwise deliverable or (2) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the nine months ended September 29, 2017, the Company withheld 25,532 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit awards.

(b)	The Company is not currently participating in a share repurchase program.
As disclosed in Note 12, “Shareholders' Equity (Deficit)” of the accompanying condensed consolidated financial statements and under the heading “Liquidity and Capital Resources-Series A Preferred Stock” in MD&A, the Company paid the January 1, 2017 dividend on its Series A Preferred Stock by issuing an additional 899 shares of Series A Preferred Stock, the April 1, 2017 dividend on its Series A Preferred Stock by issuing an additional 915 shares of Series A Preferred Stock and the July 1, 2017 dividend on its Series A Preferred Stock by issuing an additional 931 shares of Series A Preferred Stock. These shares were issued in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act. Holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock initially into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate.

ITEM 6. EXHIBITS
The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description
10.1
Employment Agreement between the Company and Chad M. Paris, effective as of August 25, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on August 17, 2017 (File No. 1-36051)).

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

JASON INDUSTRIES, INC.

Dated: November 8, 2017	/s/ Brian K. Kobylinski
Brian K. Kobylinski President and Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2017	/s/ Chad M. Paris
Chad M. Paris Vice President and Chief Financial Officer (Principal Accounting Officer)