Form 10-K
period 2017-12-31
Jason Industries, Inc.
filed 2018-03-01
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $27.4 million (based upon the closing price of $1.29 per share on The NASDAQ Stock Market as of such date). Solely for the purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

There were 27,374,458 shares of common stock issued and outstanding as of February 22, 2018.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to its 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include the following:

•	level of demand for the Company’s products;

•	competition in the Company’s markets;

•	the Company’s ability to grow and manage growth profitably;

•	the Company’s ability to access additional capital;

•	changes in applicable laws or regulations;

•	the Company’s ability to attract and retain qualified personnel;

•	the impact of the U.S. Tax Cuts and Jobs Act;

•	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and

•
other risks and uncertainties indicated in this report, including those discussed under “Risk Factors” in Item 1A of Part I of this report, as such may be amended or supplemented in Part II, Item 1A, “Risk Factors”, of the Company’s subsequently filed Quarterly Reports on Form 10-Q.

PART I
ITEM 1.  BUSINESS
Corporate History
Jason Industries, a Delaware corporation, was originally formed in May 2013 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. On June 30, 2014, the Company and Jason Partners Holdings Inc. (“Jason” or “Seller”) completed a transaction in which JPHI Holdings Inc. (“JPHI”), a majority owned subsidiary of the Company, acquired all of the capital stock of Jason from its then current owners, Saw Mill Capital, LLC, Falcon Investment Advisors, LLC and other investors (the “Business Combination”) pursuant to a stock purchase agreement, dated as of March 16, 2014 (the “Purchase Agreement”). In connection with the Business Combination, the Company entered into new senior secured credit facilities with a syndicate of lenders led by Deutsche Bank AG New York Branch, as administrative agent, in the aggregate amount of approximately $460.0 million, which was primarily used to refinance existing indebtedness, pay transaction fees and expenses and pay a portion of the purchase price under the Purchase Agreement. The purchase price under the Purchase Agreement was also funded with cash held in our initial public offering trust account, the contribution of Jason common stock to JPHI by certain members of Seller and certain directors and management of Jason Incorporated (collectively, the “Rollover Participants”) in exchange for JPHI stock, and the proceeds from the sale of our 8% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) in a private placement that closed simultaneously with the Business Combination.
Following the Business Combination and through October 2016, Jason Incorporated was an indirect majority-owned operating subsidiary of the Company and our only significant asset, with the Rollover Participants indirectly owning 16.9% of Jason Incorporated and the Company indirectly owning 83.1% of Jason Incorporated. In the fourth quarter of 2016 and the first quarter of 2017, all Rollover Participants exchanged their JPHI stock for Company common stock, which decreased the

Rollover Participant’s ownership percentage in JPHI to 0% and resulted in the Company owning 100% of Jason Incorporated as of February 23, 2017.
As of December 31, 2017, the Company has outstanding Common Stock and Warrants listed on The NASDAQ Stock Market (“Nasdaq”) under the symbols “JASN” and JASNW”, respectively, and Series A Preferred Stock, which is traded over the counter under the symbol “JSSNP.”
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
Our Business
Jason Industries is a global industrial manufacturing company with significant market share positions in each of its four businesses: finishing, components, seating and acoustics. Our businesses provide critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through a global network of 31 manufacturing facilities and 15 sales offices, warehouses and joint venture facilities throughout the United States and 13 foreign countries. The Company has embedded relationships with long standing customers, superior scale and resources and specialized capabilities to design and manufacture specialized products on which our customers rely.
The Company focuses on markets with sustainable growth characteristics and where it is, or has the opportunity to become, the industry leader. The Company’s finishing segment focuses on the production of industrial brushes, buffing wheels, buffing compounds, and abrasives that are used in a broad range of industrial and infrastructure applications. The components segment is a diversified manufacturer of expanded and perforated metal components and subassemblies for smart utility meters. The seating segment supplies seating solutions to equipment manufacturers in the motorcycle, lawn and turf care, industrial, agricultural, construction and power sports end markets. The acoustics segment manufactures engineered non-woven, fiber-based acoustical products primarily for the automotive industry.
Jason Incorporated History
The formation of Jason Incorporated’s platform began in 1985 when it completed the buyout of three businesses, collectively generating approximately $70 million of revenue, from AMCA International, a manufacturing conglomerate that served a variety of industries. The acquired businesses consisted of (i) Osborn Manufacturing, the largest manufacturer of industrial brushes in the United States; (ii) Janesville Products, the largest manufacturer of automotive acoustical fiber insulation in the United States; and (iii) Jackson Buff, the largest manufacturer of industrial buffs in the United States, each of which has a history spanning decades.
Description of Business Segments
Jason Industries’ global industrial platform encompasses a diverse group of industries, geographies and end markets. Through our four business segments, we deliver an array of industrial consumables and critical manufactured components to a number of industries, including industrial equipment, motorcycles, lawn and turf care, rail and automotive. The highly fragmented nature of the Company’s end markets creates growth opportunities given our established global footprint and leading share positions.
Net sales are distributed amongst the four segments as follows:

	Year ended December 31,
	2017	2016	2015
Net sales
Finishing	30.9%	27.9%	27.0%
Components	12.7%	13.8%	17.2%
Seating	24.5%	22.8%	25.0%
Acoustics	31.9%	35.5%	30.8%
	100.0%	100.0%	100.0%
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
Key Products
Through the finishing business, which represented 30.9% of the Company’s 2017 revenue, Jason Industries produces and supplies industrial brushes, polishing buffs and compounds, and abrasives. We established the finishing business in 1985 by acquiring the business of Osborn Manufacturing, which has been in operation since 1887. Our products are used in a variety of applications with no single customer or industry accounting for a significant portion of business revenue. The Company has strategic facilities located globally, including production sites in low-cost locations such as China, India, Portugal, Romania and Mexico.
The finishing business is a one-stop provider of standard and customized brush, polishing, and abrasives products used across multiple industries, including aerospace, automotive, construction, engineering, plastic, steel, hardware, welding and shipbuilding, among others. Our broad product suite is composed of brush types used for a variety of applications, including power, maintenance, strip, punch, and roller brushes. These products are marketed under leading brand names that include Osborn® and Sealeze®. Our buff products are sold under the JacksonLea® and Lippert Unipol® brands and are comprised of industrial buffs and abrasives used primarily to finish parts requiring a high degree of luster and/or a satin or textured surface. In addition to manufacturing buffs, the Company also produces the industry’s broadest product line of buffing compounds available in liquid or bar form that are customized to specific end use requirements. Our abrasive products are marketed under the DRONCO® and Osborn® brands and include bonded abrasives such as cutting and grinding wheels and flap discs, as well as diamond cutting wheels and tools. We also service customers with products complementing our brush, polishing, and abrasives lines, including heavy-duty idler rollers for high-capacity precision load handling sold under the Load Runners® brand.
The Company has representatives who reach more than 30,000 customers in approximately 130 countries worldwide. During 2017, the finishing segment derived approximately 38% of its sales from North America and the majority of the remaining revenue from Europe. We service our diverse customer base through U.S. facilities in Indiana and Ohio and 12 foreign countries, including joint ventures in China and Taiwan. Our manufacturing and service locations allow us to work on a regional and local basis with customers to develop custom products and provide significant technical support, resulting in strong relationships with our top customers that average 25 years. In addition, the Company has invested in state-of-the-art laboratories in Richmond, Indiana and Burgwald, Germany to provide further technical design and support capabilities for our customers.
Components
Market/Industry Overview
The market for component products is highly fragmented with most participants having single or limited product lines, serving specific geographic markets or providing niche capabilities applicable to a limited customer base. While we compete with certain domestic and international competitors across a portion of our product lines, we believe that no one competitor directly competes with us across all of our product lines. End users of component products are diversified across various sectors of the economy.
Demand in the components market is influenced by the broader industrial manufacturing market, as well as trends in the perforated and expanded metal, rail and commercial equipment industries. The best gauge of domestic industrial production is the U.S. Industrial Production Index, which measures the monthly level of output arising from the manufacturing, mining and gas sectors.
Key Products
Through the components business, which represented 12.7% of the Company’s 2017 revenue, we manufacture a broad range of expanded and perforated metal components and subassemblies. The Company is a provider of components that are used in a broad array of products, including railcars, air and liquid filtration, hardware, off-road equipment, security fencing and smart meters. The components business was originally acquired in 1993 through the purchase of the Koller Group, a producer of metal formed components such as stampings, subassemblies, wire forms and expanded metal products. Today, the components business operates through the Metalex and Morton brands, as we made the strategic decision to discontinue certain product lines under the Assembled Products brand in 2016.
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
Seating
Market/Industry Overview
The seating business product line includes motorcycle seats; operator seats for construction, agriculture, lawn and turf care and other industrial equipment markets; and seating for the power sports market. The market for seating products is dominated by several large domestic and international participants, who are often awarded contracts as the sole supplier for a particular motorcycle, riding lawn mower or other construction, agriculture or material handling platform. We believe that competitive differentiation is based mostly on innovative styling, ergonomic comfort, manufacturing flexibility, quality, price and delivery.
Motorcycle production has experienced a decline in the past year and we believe future demand will mirror global motorcycle market trends. The construction market is closely tied to overall growth in industrial production, which we believe has long-term growth potential. Demand for lawn and turf care equipment is primarily dependent on weather and trends in personal consumption expenditures, recreational and leisure activities, and residential and commercial real estate construction and sales. The market for lawn and turf care equipment has remained relatively flat in the past year and we expect it to mirror general economic conditions.
Key Products
Through the seating business, which represented 24.5% of the Company’s 2017 revenue, the Company provides seating solutions for a variety of applications, including motorcycle, agricultural, construction, industrial, lawn and turf care, and power sports. The seating business was established in 1995 through the acquisition of Milsco Manufacturing Company, which has provided high-quality seats since 1934. The seating business operates under the Milsco brand, which was originally established as a harness maker in 1924 and, early in its history, gained notice as the first company to put padded seating on tractors and farm equipment.
The seating business offers a distinct vertically integrated operating model, which includes a full range of functions, such as research and development, design and engineering, manufacturing of components and final assembly. Through our broad manufacturing capabilities and high quality products, we have established longstanding relationships with our top customers, which average over 30 years.
Acoustics
Market/Industry Overview
The market for automotive acoustical products is dominated by several large domestic and international participants. These participants are often awarded contracts as the sole supplier for a particular automotive platform. Competition includes manufacturers of mechanically bonded non-woven products, resin-bonded products, injection molded and thermoformed plastic and urethane foam. Competition is based on innovative styling, price, acoustical performance, durability and weight. Engineering, design and innovation are key distinguishing factors because acoustical products represent a small percentage of the total cost to manufacture an automobile.
Growth in the automotive acoustics market is driven by increasing demand for enhanced acoustics, lighter weight and improved noise, vibration and harshness characteristics within the automotive market. As overall vehicle quality has improved, consumers have increasingly equated quality with the acoustic performance of a vehicle. As a result, car manufacturers have expended significant capital for sophisticated acoustical testing systems and laboratories. In addition, an increasing regulatory focus on reducing vehicle mass, increasing fuel-efficiency and stringent end of vehicle life recycling standards have driven the penetration of non-woven materials that are lighter than other acoustical products and that utilize recycled post-industrial textile fibers and recycled PET containers. The replacement of interior and exterior products previously served by plastic-based materials has created a trend in new vehicle designs to substitute structured non-woven acoustical products with vehicle manufacturers, which has helped to expand non-woven acoustical content per vehicle.
Key Products
Through the acoustics business, which represented 31.9% of the Company’s 2017 revenue, we manufacture engineered non-woven, fiber-based acoustical and structural products primarily for the automotive industry. The acoustics business was established in 1985 through the acquisition of Janesville Products, which has developed extensive design and manufacturing expertise over its 140 year history that allows it to provide custom acoustical solutions for each vehicle platform it serves. We market our products as being lighter, improving acoustical performance, enhancing aesthetics, and being easier to install than other acoustical products manufactured by our competitors. As a result, our products are used in a large share of light vehicles manufactured in North America today, including 10 of 2017’s top 20 models.
We believe the acoustics business offers a broad product line of value-added, higher margin components used in a wide range of vehicles, including automobiles, sport utility vehicles and light trucks, as well as in the industrial and transportation markets. The Company has focused on developing premier lightweight fiber-based solutions that provide competitive or superior acoustical properties. Our production of non-woven fiber-based products is organized by the form in which it is supplied: (i) die cut, (ii) molded, (iii) rolls and blanks, and (iv) other non-woven products.
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
Competitive Strengths
The Company believes the following key characteristics provide a competitive advantage and position us for future growth:
Established Industry Leader Across Our Four Businesses
The Company’s businesses have developed leading positions across various niche markets that enhance end user’s comfort, safety and productivity. For example, in our turf care seats and polishing product lines, we believe we are more than twice the size of the next largest direct competitor. The Company’s market share positions have created a stable platform upon which to grow. Our products’ significant brand recognition helps to sustain our market share positions. The Company’s products are often viewed as a brand of choice for quality, dependability, value and continuous innovation. We have served many of our customers for over 25 years. Despite leading positions in many of our markets, we face competitive challenges in others. In the Company’s finishing and components segments, we believe certain of our competitors are small and family-owned, operate with lower operating expenses, have lower profit expectations and/or supply lower cost commodity products, which allows such competitors to provide lower cost products and compete with us on pricing. In our seating segment, specifically with respect to highly technical seats for the agricultural and construction vehicle markets, the cost to customers of switching from a current supplier’s products to ours is high, and we believe certain of our competitors have established long-term and entrenched relationships with such customers. These costs and relationships make it challenging to convince such customers to purchase products from us instead of from their existing supplier.
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
Diverse, Global Footprint with Growing Presence in Emerging Markets
The Company maintains 31 global manufacturing locations, consisting of 13 in the United States and 18 in foreign countries, giving each business a strong international presence. Approximately 32% of the Company’s 2017 revenue was generated from products manufactured outside of the United States. In addition, our global presence enables us to take advantage of low-cost manufacturing at our facilities in China, India, Portugal, Romania, and Mexico and to meet the needs of local customers with operations in those regions. The Company continues to build upon its established presence in low-cost production locations through the expansion of owned operations and the development of joint ventures and sourcing relationships in Asia, Eastern Europe and Mexico. Our management believes that this global footprint also provides channels of organic growth through the introduction of products into new markets. Our management frequently evaluates our manufacturing, warehouse, distribution and sales locations to identify revenue enhancement opportunities, optimize production costs and ensure proximity to key customers.
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
The Company is focused on creating operational effectiveness at each of its business segments through deployment of lean principles and implementation of continuous operational improvement initiatives. While many of these activities have focused on implementing shop floor improvements, we have also targeted our selling and administrative functions in order to reduce the cost of serving our customers. The Company is also focused on improving profitability through an active evaluation of customer pricing and a reduction in the number of parts and product variations that are produced. While these initiatives may result in lower overall sales, they are focused on creating shareholder value through higher margins and profitability, diversification, as well as lower inventory levels and working capital requirements.
The Company continuously evaluates its manufacturing footprint and utilization of manufacturing capacity. In recent years, the Company has completed or announced the consolidation of manufacturing facilities across its businesses. Reduction of fixed costs through optimization of manufacturing footprint and capacity will continue to be a driver of margin expansion and improving profitability.
Market Share Gains
While our businesses pursue growth within new and existing markets through customized strategies targeted for the markets we serve, all businesses are tasked with identifying and pursuing key growth opportunities through new products, geographies, sales channels and diversifying end markets served. Management believes we have the potential to increase market share due to the highly fragmented nature of our end markets. Each business has identified specific opportunities to expand market share, with associated incremental revenue targets.

Product Innovation
Management believes that the Company’s strategy of developing innovative products will position us for continued growth. Working in collaboration with key customers, the design and manufacture of customized products that deliver value will support this growth. We believe that developing new products will allow us to deepen our value-added relationships with customers, open new opportunities for revenue generation, improve pricing power and enhance profitability. The Company has a focused and dedicated strategy for continuous innovation, which is supported by sophisticated manufacturing capabilities and engineering expertise. Such research and development costs incurred in the development of new products or significant improvements to existing products were $3.6 million in the year ended December 31, 2017, $4.2 million in the year ended December 31, 2016 and $5.0 million in the year ended December 31, 2015. This continued focus on innovation has driven successful new product introductions, which we believe will enable continued growth.
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
Customers
The Company has an entrenched base of blue chip customers that are leaders in their respective markets. Our customer relationships often span decades in each business. Additionally, our customer base is diversified. In our finishing segment, no customers were at or above 10% of the revenue of such segment. In our seating and components segments, three customers were at or above 10% of the revenues of such segments. In our acoustics segment, two customers were at or above 10% of the revenues of such segment. Across all of Jason Industries, no customers were at or above 10% of 2017, 2016 or 2015 revenues. In 2017, our five largest customers represent a combined 28% of 2017 revenues.
Suppliers and Raw Materials
Polyurethane foam, vinyl, plastics, steel, polyester fiber, bicomponent fiber and machined fiber are the primary raw materials that we use to manufacture our products. There are a limited number of domestic and foreign suppliers of these raw materials. The Company generally orders supplies on a purchase order basis. Although our contracts and long term arrangements with our customers generally do not expressly allow us to pass through increases in our raw materials, energy costs and other inputs to our customers, we endeavor to discuss price adjustments with our customers on a case by case basis where it makes business sense. For the year ended December 31, 2017, the spend with our top three material suppliers accounted for less than 10% of total material spend and our largest supplier accounts for approximately 3% of total spend. The Company makes an ongoing effort to reduce and contain raw material costs. We do not engage in raw material commodity hedging contracts. The Company attempts to reflect raw material price changes in the sale price of our products.
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
Employees
As of December 31, 2017, the Company had approximately 4,300 employees and manufactured products in 31 locations around the world. Approximately 53% of the seating segment’s hourly employees and 51% of the components segment’s hourly employees are unionized. Contracts are negotiated on a local basis, significantly mitigating the risk of a company-wide or segment level work stoppage. Additionally, approximately 1,100 of the Company’s employees reside in Europe, where trade union membership is common. We believe we have a strong relationship with our employees, including those represented by labor unions.
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
Executive Officers of the Registrant
The following table sets forth information concerning our executive officers as of February 27, 2018:

Name	Age	Position
Brian K. Kobylinski	51	President and Chief Executive Officer
Chad M. Paris	36	Senior Vice President and Chief Financial Officer
John J. Hengel	59	Vice President—Finance, Treasurer and Assistant Secretary
Srivas Prasad	49	Senior Vice President and General Manager—Acoustics
Keith A.Walz	50	Senior Vice President and General Manager—Finishing
Brian K. Kobylinski has served as President and Chief Executive Officer since December 2016. Prior to being named Chief Executive Officer, Mr. Kobylinski served as President & Chief Operating Officer since April 8, 2016. Prior to joining Jason Industries, Mr. Kobylinski served as Executive Vice President, Energy Segment and China for Actuant Corporation based in Milwaukee, Wisconsin. During his 23 years with Actuant Corporation, Mr. Kobylinski progressed through a number of management roles, including Vice President - Industrial and Energy Segments, Vice President – Business Development and Global Business Leader – Hydratight. Mr. Kobylinski received his masters of business administration from the University of Wisconsin - Madison and his bachelors of art from St. Norbert College.
Chad M. Paris has served as Senior Vice President and Chief Financial Officer since February 2018. Mr. Paris joined Jason Industries in June 2014 and worked in several financial management roles at the Company, including Vice President and Chief Financial Officer, Vice President - Finance Finishing Americas, Vice President of Investor Relations, Financial Planning and Analysis, and Director of External Reporting. Prior to joining Jason Industries, Mr. Paris was a senior manager in the audit practice at Deloitte & Touche LLP. Mr. Paris is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Paris earned a Bachelor of Business Administration degree in finance and real estate and a Master of Science degree in management, with an accounting concentration, both from the University of Wisconsin-Milwaukee.
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
Srivas Prasad has served as our Senior Vice President and General Manager—Acoustics since December 2016. Prior to that, Mr. Prasad served as Senior Vice President and General Manager - Seating and Acoustics and as President of our Seating segment. Prior to serving as the President of the Seating segment, he served as Vice President—Business Development at Jason Incorporated from 2011 to 2014 and held key leadership positions in Jason Incorporated’s Acoustics segment from 2006 to 2010. Mr. Prasad holds a Bachelor’s degree in engineering from Bangalore University and a Masters in engineering from Lamar University.

Keith A. Walz has served as our Senior Vice President and General Manager— Finishing since February 2018. Mr. Walz previously served as the Vice President and General Manager— Finishing and Vice President of Corporate Development and Strategy, joining Jason Industries in March 2015. Prior to joining Jason Industries, Mr. Walz served as the Vice President of Corporate Development at Brady Corporation based in Milwaukee, Wisconsin. Prior to joining Brady Corporation, Mr. Walz was a founding Partner of Kinsale Capital, a private investment firm focused on control equity investments in the middle market from 2006 to 2010. Prior to forming Kinsale Capital, Mr. Walz served as Managing Director at ABN ARMO Capital. Mr. Walz holds his bachelor’s degree in finance from the University of Arkansas and a Master of Business Administration from DePaul University.

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
We derive our revenues largely from customers in the following industry sectors: agricultural, automotive, motorcycles, construction, rail and industrial manufacturing. Factors affecting any of these industries in general, or any of our customers in particular, could adversely affect us because our revenue growth largely depends on the continued growth of our customers’ businesses in their respective industries. These factors include:

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
The prices of raw materials critical to our business and performance, such as steel, are based on global supply and demand conditions. Certain raw materials used by us, including polyurethane foam, vinyl, plastics, steel, polyester fiber, bicomponent fiber and machined fiber are only available from a limited number of suppliers, and it may be difficult to find alternative suppliers at the same or similar costs. Our material costs may also be adversely impacted by tariffs or other trade duties on imports. Although our contracts and long term arrangements with our customers generally do not expressly allow us to pass through increases in our raw materials, energy costs and other inputs to our customers, we endeavor to discuss price adjustments with our customers on a case by case basis where it makes business sense. While we strive to pass through the price of raw materials to our customers (other than increases in order amounts which are subject to negotiation), we may not be able to do so in the future, and volatility in the prices of raw materials may affect customer demand for certain products. In addition, we, along with our suppliers and customers, rely on various energy sources for a number of activities connected with our business, such as the transportation of raw materials and finished products. Energy and utility prices, including electricity and water prices, and in particular prices for petroleum-based energy sources, are volatile. Increased supplier and customer operating costs arising from volatility in the prices of energy sources, such as increased energy and utility costs and transportation costs, could be passed through to us and we may not be able to increase our product prices sufficiently or at all to offset such increased costs. The impact of any volatility in the prices of energy or the raw materials on which we rely, including the reduction in demand for certain products caused by such price volatility, could result in a loss of revenue and profitability and adversely affect our results of operations.

We compete with numerous other manufacturers in each of our segments and competition from these providers may affect the profitability of our business.
The industries we serve are highly competitive. We compete with numerous companies that manufacture finishing, components, seating and automotive acoustics products. Many of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, research and design and marketing resources than us. These competitors may, among others:

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
In addition, our level of indebtedness and financial condition may make it difficult for us to continue to negotiate acceptable payment terms with our vendors and customers or may result in one or more of our suppliers making demand for adequate assurance, which could include a demand for payment in advance.  If we are unable to negotiate acceptable payment terms with our customers, or if any of our material suppliers were to successfully demand payment in advance, and we were unable to internally generate or externally raise cash in sufficient amounts to cover our resulting reduced liquidity, it could have a material adverse effect on our liquidity and our competitive position, and it may also make it more difficult for us to obtain future financing.
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
At December 31, 2017, goodwill and other intangible assets totaled $176.6 million, or approximately 32% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually whether there has been impairment in the value of our goodwill. If future operating performance at one or more of our reporting units were to fall below current or planned levels, we could be required to recognize a non-cash charge to operating earnings for goodwill (at our finishing reporting unit) or record an impairment charge related to other intangible assets. In the fourth quarter of 2016, the Company recorded charges of $63.3 million for the impairment of goodwill. Given the continued significance of the Company’s goodwill and intangible assets, any additional significant goodwill or intangible asset impairment could reduce earnings in such period and have a material adverse effect on our financial condition and results of operations.
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
We operate manufacturing facilities in the United States and 13 foreign countries, which creates financing challenges for us. These challenges include navigating local legal and regulatory requirements associated with obtaining financing in the respective foreign jurisdictions in which we operate. In the event that we are not able to obtain financing on satisfactory terms in any of these jurisdictions, it could significantly impair our ability to run our foreign operations on a cost effective basis or to grow such operations. Failure to manage such challenges may adversely affect our business and results of operations.
We have operations in many countries and such operations may be subject to a number of risks specific to these countries.
Our international operations across many different jurisdictions may be subject to a number of risks specific to these countries, including:

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	labor unrest;

•	political and economic instability (including war and acts of terrorism);

•	inadequate infrastructure for our operations (i.e., lack of adequate power, water, transportation and raw materials);

•	health concerns and related government actions;

•	risk of governmental expropriation of our property;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty in collecting trade accounts receivable;

•	export duties, tariffs, import controls and trade barriers (including quotas);

•	adverse trade policies or adverse changes to any of the policies of either the United States or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates or regulations;

•	legal or political constraints on our ability to maintain or increase prices;

•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction; and

•	economies that are emerging or developing, that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.
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
We are subject to applicable international trade, customs, export controls and economic sanctions laws and regulations of the United States and other countries and the Foreign Corrupt Practices Act and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Changes in such laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. Violation of these laws or regulations could result in sanctions or fines and could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, changes or modifications to existing trade agreements between the United States and other countries could also have a material adverse effect on our financial condition, results of operations and cash flows.
We are subject to risks of currency fluctuations and related hedging operations, and the devaluation of the currencies of countries in which we conduct our manufacturing operations, particularly the Euro, that may negatively affect the profitability of our business.
We report our financial results in U.S. dollars. Approximately 32% of our net sales in 2017 were in currencies other than the U.S. dollar. Changes in exchange rates among other currencies, especially the Euro to the U.S. dollar, may negatively affect our net sales, cost of sales, gross profit and net income where our expenses and revenues are denominated in different currencies. We cannot predict the effect of future exchange rate fluctuations. We may from time to time use financial instruments, primarily short-term forward contracts, to hedge Euro and other currency commitments arising from foreign currency obligations. Where possible, we endeavor to match our non-functional currency exchange requirements to our receipts. If our hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.
We depend on our key executive officers, managers and skilled personnel and may have difficulty retaining and recruiting qualified employees and managing the cost of labor.
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
We continue to be dependent on our production personnel to manufacture our products in a cost-effective and efficient manner. We believe there is significant competition for production personnel with the skills and technical knowledge that we require. Our ability to continue efficient operations, reduce production costs, and consolidate operations will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of production personnel to support our production, cost savings and consolidation targets. New hires require significant training and it may take significant time before they achieve full productivity. As a result, we may incur significant costs to attract, train and retain employees, including significant expenditures related to salaries and benefits. If we are unable to hire and train sufficient numbers of effective production personnel, our business would be adversely affected.
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
We may incur additional expenses and delays due to technical problems or other interruptions at our manufacturing facilities or those of our suppliers.
Disruptions in operations due to technical problems or other interruptions such as floods or fire would adversely affect the manufacturing capacity of our facilities or those of our suppliers. Such interruptions could cause delays in production and cause us to incur additional expenses such as charges for expedited deliveries for products that are delayed. Additionally, our customers have the ability to cancel purchase orders in the event of any delays in production and may decrease future orders if delays are persistent. Additionally, to the extent that such disruptions do not result from damage to our physical property, these may not be covered by our business interruption insurance. Any such disruptions may adversely affect our business, operations, and financial results.
We may be unable to realize the expected benefits of our restructuring actions, which could adversely affect our profitability and operations.
In order to align our resources with our growth strategies, operate more efficiently and control costs, we have periodically announced restructuring plans, which include workforce reductions, plant closures and consolidations, asset impairments and other cost reduction initiatives. On March 1, 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program. This program includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities were ongoing during 2017 and are expected to be completed in 2018. We may undertake additional restructuring actions and workforce reductions in the future. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned, and our operations and business may be disrupted.
The operations of our manufacturing facilities may be disrupted by union activities and other labor-related problems.
We have labor unions at certain of our facilities. As of December 31, 2017, we had approximately 500 unionized personnel in the United States. For such employees, we have entered into collective bargaining agreements with the respective labor unions. In the future, such agreements may limit our ability to contain increases in our labor costs as our ability to control future labor costs depends partly on the outcome of wage negotiations with our employees. Any future collective bargaining agreements may lead to further increases in our labor costs. Although our employees in certain other facilities are currently not unionized, there can be no assurance that they will continue to remain as such.
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
Increased international political instability and social unrest, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures and the related decline in consumer confidence may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations or those of our customers and suppliers and could affect the availability of raw materials and components needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. These events may have an adverse effect on the world economy and consumer confidence and spending, which could adversely affect our revenue and operating results. The effect of these events on the volatility of the world financial markets could in the future lead to volatility of the market price of our securities and may limit the capital resources available to us, our customers and suppliers.
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
On December 22, 2017 the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”) which will impact our provision for income taxes. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, limiting the deductibility of interest payments and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Company is still evaluating the impact that the Tax Reform Act will have on its tax position. The impact of the Tax Reform Act, including future guidance and interpretations, could result in an increase to our U.S. tax liability and a resulting negative impact on our future operating results.
Failure of our customers to pay the amounts owed to us in a timely manner may adversely affect our financial condition and operating results.
We generally provide payment terms ranging from 30 to 50 days. As a result, we generate significant accounts receivable from sales to our customers, representing 33.6% and 37.0% of current assets as of December 31, 2017 and December 31, 2016, respectively. Accounts receivable from sales to customers were $68.6 million and $77.8 million as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, the largest amount owed by a single customer was approximately 13% of total accounts receivable. As of December 31, 2017, our allowance for doubtful accounts was approximately $3.0 million. If any of our significant customers have insufficient liquidity, we could encounter significant delays or defaults in payments owed to us by such customers, and we may need to extend our payment terms or restructure the receivables owed to us, which could have a significant adverse effect on our financial condition. Any deterioration in the financial condition of our customers will increase the risk of uncollectible receivables. Global economic uncertainty could also affect our customers’ ability to pay our receivables in a timely manner or at all or result in customers going into bankruptcy or reorganization proceedings, which could also affect our ability to collect our receivables.
Regulations related to conflict minerals may force us to incur additional expenses and affect the manufacturing and sale of our products.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, includes Section 1502, pursuant to which the SEC adopted additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or “conflict minerals,” for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The metals covered by the final rules are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. Compliance with the disclosure requirements could affect the sourcing and availability of some of the minerals used in the manufacture of our products. Our supply chain is complex, and if we are not able to conclusively verify the origins for all conflict minerals used in our products or that our products are “conflict free,” we may face reputational challenges with our customers or investors. Furthermore, we may also encounter challenges to satisfy customers who require that our products be certified as “conflict free,” which could place us at a competitive disadvantage if we are unable to do so. Additionally, as there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices. We could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements. Other laws or regulations impacting our supply chain may have similar consequences.
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
We have approximately $410.7 million of indebtedness as of December 31, 2017, consisting of $388.0 million in term loans, $21.8 million in borrowings under existing non-U.S. debt agreements, and $0.8 million of capital leases.
Our indebtedness could have important consequences to our investors, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•
requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal, and interest on our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures or other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate;

•	placing us at a competitive disadvantage as compared to our competitors that are not as highly leveraged; and

•	limiting our ability to borrow additional funds and increasing the cost of any such borrowing.
A breach of a covenant or restriction contained in our U.S. credit facility (the “Senior Secured Credit Facilities”) could result in a default that could in turn permit the affected lenders to accelerate the repayment of principal and accrued interest on our outstanding loans and terminate their commitments to lend additional funds. If the lenders under such indebtedness accelerate the repayment of our borrowings, we cannot assure that we will have sufficient assets to repay those borrowings as well as other indebtedness.
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
Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders thereunder could elect to declare all amounts outstanding under the Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged a significant portion of our assets as collateral under the Senior Secured Credit Facilities. If the lenders under our Senior Secured Credit Facilities accelerate the repayment of borrowings, we cannot assure that we will have sufficient assets to repay the Senior Secured Credit Facilities, as well as other secured and unsecured indebtedness.
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
Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Trading in our common stock and warrants has been limited. There is also currently no market for our Series A Preferred Stock and it is unlikely one will develop. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
As of December 31, 2017, there were 25,966,381 shares of our common stock issued and outstanding. While our common shares trade on Nasdaq, our stock is thinly traded (approximately 0.4%, or 104,000 shares, of our stock traded on an average daily basis during the year ended December 31, 2017), and you may have difficulty in selling your shares quickly.
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
Our inability to comply with the continued listing requirements of the Nasdaq Capital Market could result in our common stock and/or warrants being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.
To remain in compliance with the continued listing requirements on The Nasdaq Capital Market, among other things, (1) the market value of listed securities must remain equal to or greater than $35 million, the Company must have stockholders’ equity of $2.5 million or more, or the Company must have net income from continuing operations of $500,000 in the most recently completed fiscal year and (2) the Company’s common stock must have a bid price of at least $1.00 per share.
If the Company does not remain in compliance with the continuing listing requirements, Nasdaq could provide written notice that the Company’s common stock and/or warrants are subject to delisting from The Nasdaq Capital Market. In that event, Nasdaq rules permit the Company to appeal such determination to a Nasdaq hearings panel. If our common stock and/or warrants are delisted, it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock and/or warrants could suffer a material decline. In addition, a delisting could impair the Company’s ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.
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
One of our largest shareholders has significant influence over our management and affairs and could exercise this influence against other shareholders’ best interests.
At February 22, 2018, Mr. Jeffry N. Quinn, our Chairman and one of our largest shareholders, beneficially owned approximately 16.7% of our outstanding shares of common stock, and our other executive officers and directors collectively beneficially owned an additional 2.6% of our outstanding shares of common stock. As a result, pursuant to our bylaws and applicable laws and regulations, Mr. Quinn and our other executive officers and directors are able to exercise significant influence over our company, including, but not limited to, any shareholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our bylaws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.
A significant number of additional shares of our common stock may be issued upon the exercise or conversion of existing securities, which issuances would substantially dilute existing shareholders and may depress the market price of our common stock.
As of February 22, 2018, there were 27,374,458 shares of our common stock outstanding. In addition, (i) 13,993,773 shares of common stock can be issued upon the exercise of outstanding warrants, (ii) 4,438,327 shares of common stock can be issued upon conversion of our Series A Preferred Stock, which includes 1,391,723 shares of common stock potentially issuable upon conversion of additional shares of Series A Preferred Stock received as dividends over the next five years and assumes that the conversion ratio is not adjusted, and (iii) 2,703,114 shares of common stock are available for future issuance under our 2014 Omnibus Incentive Plan. From time to time, the Company may seek to obtain Board of Directors approval for additional omnibus incentive plans that would allow for additional future issuances of common stock. The issuance of shares of common stock would substantially dilute the proportionate ownership and voting power of existing security holders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.
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
The Company’s Board of Directors adopted a Shareholder Rights Agreement on September 12, 2016 that, in general terms, works by imposing a significant penalty upon any person or group which acquires 30% or more of the Company’s outstanding common stock without the approval of the Company’s Board of Directors. The existence of this Shareholder Rights Agreement could discourage a potential acquirer, including potential acquirers that otherwise seek a transaction with us that would be attractive. In addition, the increased conversion rate of the Series A Preferred Stock into shares of our common stock that would be triggered by a “fundamental change” (as defined in the Certificate of Designations, Preferences, Rights and Limitations of the Series A Preferred Stock (the “Certificate of Designations”)) could also discourage a potential acquirer.
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
Our only significant asset is our indirect ownership of Jason Incorporated and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or preferred stock or satisfy our other financial obligations.
As of February 22, 2018, we have no direct operations and no significant assets other than the indirect ownership of Jason Incorporated. We will depend on Jason Incorporated for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our preferred stock and common stock. Legal and contractual restrictions in agreements governing our senior secured credit facilities and future indebtedness of Jason Incorporated, as well as the financial condition and operating requirements of Jason Incorporated, and the fact that we may be required to obtain the consent from the other shareholders of Jason Incorporated, may limit our ability to obtain cash from Jason Incorporated. The earnings from, or other available assets of, Jason Incorporated may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy its other financial obligations. In addition, the terms of our Series A Preferred Stock may from time to time prevent us from paying cash dividends on our common stock.
Series A Preferred Stock Risk Factors
We are not obligated to pay dividends on the Series A Preferred Stock if prohibited by law; the terms of our financing agreements may limit our ability to pay such dividends; and we will not be able to pay cash dividends if we have insufficient cash to do so.
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
Further, even if adequate surplus is available to pay dividends on the Series A Preferred Stock, we may not have sufficient cash to pay cash dividends on the Series A Preferred Stock. Even if we do have sufficient cash to pay dividends, our capital allocation strategy may result in the Company electing to pay dividends in additional shares of Series A Preferred Stock. We have in the past, and may elect in the future, to pay dividends on the Series A Preferred Stock in shares of additional Series A Preferred Stock; however, our ability to pay dividends in shares of our Series A Preferred Stock may be limited by the number of shares of Series A Preferred Stock we are authorized to issue under our certificate of incorporation. As of January 1, 2018 we had issued 49,665 shares of our Series A Preferred Stock out of 100,000 authorized shares.

The Series A Preferred Stock does not have an established trading market, which may negatively affect its market value and the ability to transfer or sell such shares.
The shares of Series A Preferred Stock do not have an established trading market, but trade in the over the counter market. Since the Series A Preferred Stock has no stated maturity date, investors seeking liquidity will be limited to selling their shares in the secondary market or converting their shares to common shares and selling in the secondary market. We do not intend to list the Series A Preferred Stock on any securities exchange. We cannot assure you that an active trading market in the Series A Preferred Stock will develop or, even if it develops, we cannot assure you that it will last. In either case, the trading price of the Series A Preferred Stock could be adversely affected and the ability of a holder of Series A Preferred Stock to transfer shares of Series A Preferred Stock will be limited. We are not aware of any entity making a market in the shares of our Series A Preferred Stock which we anticipate may further limit liquidity.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located at 833 E. Michigan Street, Suite 900, Milwaukee, Wisconsin with approximately 19,000 square feet of office space that we lease, the term of which expires on May 1, 2027. Our executive offices are located at this facility, along with our treasury, finance, insurance, legal, information technology, human resources, tax, business development and administration of employee benefits functions.
As of December 31, 2017, Jason Industries owned or leased the following additional facilities:

	Number of Locations				Square Footage
	Manufacturing	Warehouse	Sales / Distribution / Admin	Total	Owned	Leased	Total
Finishing	15	—	4	19	480,000	536,000	1,016,000
Components	3	1	—	4	—	445,000	445,000
Seating	6	3	2	11	200,000	581,000	781,000
Acoustics	7	3	2	12	65,000	1,013,000	1,078,000
	31	7	8	46	745,000	2,575,000	3,320,000
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest facilities are located in the United States, Mexico and Germany. We also maintain a presence in China, France, India, Portugal, Romania, Singapore, Spain, Taiwan, Sweden and the United Kingdom. See Note 10 “Leases” in the notes to the consolidated financial statements for information regarding our lease commitments.
ITEM 3. LEGAL PROCEEDINGS
On September 14, 2017, the New York Supreme Court dismissed, with prejudice, all claims asserted by JMB Capital Partners Master Fund, L.P.’s December 22, 2016 complaint, captioned JMB Capital Partners Master Fund, L.P. v. Jason Industries, Inc., et al., Index No. 656692/2016. As of December 31, 2017, the appeal period has expired without an appeal being filed.
In addition to the case noted above, from time to time, the Company is subject to litigation incidental to its business, as well as other litigation of a non-material nature in the ordinary course of business.
See Note 17, “Commitments and Contingencies” under the heading “Litigation Matters” in the notes to the consolidated financial statements for further information.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock and warrants are currently quoted on Nasdaq under the symbols “JASN” and “JASNW,” respectively. There is no established trading market for the Series A Preferred Stock, but the shares trade in the over the counter market under the symbol “JSSNP.”
Common Stock and Warrants Prices
The following table sets forth for the periods indicated, the reported high and low sales prices for our common stock and warrants.

	Common Stock		Warrants
	High	Low	High	Low
2017:
First Quarter	$1.87	$1.15	$0.07	$0.04
Second Quarter	$1.65	$1.14	$0.19	$0.04
Third Quarter	$1.64	$0.77	$0.10	$0.04
Fourth Quarter	$2.64	$1.44	$0.05	$0.01

2016:
First Quarter	$4.23	$2.77	$0.20	$0.04
Second Quarter	$4.20	$3.52	$0.35	$0.11
Third Quarter	$3.90	$1.87	$0.29	$0.06
Fourth Quarter	$2.37	$1.41	$0.10	$0.04
Holders
As of December 31, 2017, there were 25,966,381 shares of common stock outstanding, held of record by 75 holders, and 48,697 shares of Series A Preferred Stock outstanding, held of record by 12 holders. On January 1, 2018, an additional 968 shares of Series A Preferred Stock were issued to the 12 holders of record. In addition, 13,993,773 shares of common stock are issuable upon exercise of 13,993,773 warrants, held of record by 7 holders. The number of record holders of our common stock, Series A Preferred Stock and warrants does not include DTC participants or beneficial owners holding shares through nominee names. See Note 18 “Subsequent Events” of the accompanying consolidated financial statements for further information on the exchange of certain shares of Series A Preferred Stock for common stock of Jason Industries, Inc., which occurred subsequent to December 31, 2017.
Dividends
The Company paid the following dividends on the Series A Preferred Stock during the year ended December 31, 2017:

(in thousands, except share and per share amounts)
Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2017	November 15, 2016	$20.00	$900	899
April 1, 2017	February 15, 2017	$20.00	$918	915
July 1, 2017	May 15, 2017	$20.00	$936	931
October 1, 2017	August 15, 2017	$20.00	$955	952
On November 28, 2017, the Company announced a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on January 1, 2018 to holders of record on November 15, 2017. As of December 31, 2017, the Company has recorded the 968 additional Series A Preferred Stock shares declared from the dividend for $1.0 million within preferred stock in the consolidated balance sheets.
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

Recent Issuer Purchases of Equity Securities
The following table contains detail related to the repurchase of common stock based on the date of trade during the three months ended December 31, 2017:

2017 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 30 to November 3	—	—	—	N/A
November 4 to December 1	—	—	—	N/A
December 2 to December 31	—	—	—	N/A
Total	—	—	—
(a) Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (1) have the Company reduce the number of shares otherwise deliverable or (2) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the year ended December 31, 2017, the Company withheld 25,532 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit awards.
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
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for (1) the Company’s common stock, (2) the Standard & Poor’s SmallCap 600 Index, and (3) the Dow Jones U.S. Diversified Industrials Index, for the period October 18, 2013 (the first day our common shares were traded following our initial public offering) through December 31, 2017. The graph assumes the value of the investment in our common stock and each index was $100.00 on October 18, 2013 and that all dividends were reinvested. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	10/18/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Jason Industries, Inc.	$100.00	$102.02	$99.49	$38.18	$18.18	$23.94
S&P SmallCap 600	$100.00	$109.83	$116.15	$113.86	$144.10	$163.17
Dow Jones US Diversified Industrials	$100.00	$116.29	$117.51	$132.60	$147.12	$137.43

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data for the years ended December 31, 2017, 2016 and 2015 have been derived from Jason Industries’ audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The selected financial data for the period June 30, 2014 through December 31, 2014, the period January 1, 2014 through June 29, 2014 and the year ended December 31, 2013 have been derived from Jason’s historical consolidated financial statements not included herein.
Upon completion of the Business Combination on June 30, 2014 (the “Closing Date”), the Company was identified as the acquirer for accounting purposes, and Jason is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes Jason as the “Predecessor” for periods prior to the Closing Date.  The Company was subsequently re-established as Jason Industries, Inc. and is the “Successor” for periods after the Closing Date, which includes consolidation of Jason Industries, Inc. subsequent to the Business Combination on June 30, 2014.  The acquisition was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of net assets acquired.  As a result of the application of the acquisition method of accounting as of the effective time of the acquisition, the financial statements for the Predecessor period and for the Successor period are presented on a different basis and, therefore, are not comparable.
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

	Successor				Predecessor
	Year Ended December 31,			June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014	Year Ended December 31, 2013
(in thousands, except per share data)	2017	2016	2015
Statement of Operations Data:
Net sales	$648,616	$705,519	$708,366	$325,335	$377,151	$680,845
Cost of goods sold(1)	517,764	574,412	561,076	270,676	294,175	527,371
Gross profit(1)	130,852	131,107	147,290	54,659	82,976	153,474
Selling and administrative expenses	103,855	113,797	129,371	57,183	54,974	108,889
Newcomerstown fire gain- net	—	—	—	—	—	(12,483)
Impairment charges	—	63,285	94,126	—	—	—
(Gain) loss on disposals of property, plant and equipment - net	(759)	880	109	57	338	22
Restructuring	4,266	7,232	3,800	1,131	2,554	2,950
Transaction-related expenses	—	—	886	2,533	27,783	1,073
Multiemployer pension plan withdrawal gain	—	—	—	—	—	(696)
Operating income (loss)(1)	23,490	(54,087)	(81,002)	(6,245)	(2,673)	53,719
Interest expense	(33,089)	(31,843)	(31,835)	(16,172)	(7,301)	(20,716)
Gain on extinguishment of debt	2,201	—	—	—	—	—
Equity income	952	681	884	381	831	2,345
Loss on divestiture	(8,730)	—	—	—	—	—
Gain from sale of joint ventures	—	—	—	—	3,508	—
Gain from involuntary conversion of property, plant and equipment	—	—	—	—	—	6,351
Other income - net	319	900	97	167	107	636
(Loss) income before income taxes(1)	(14,857)	(84,349)	(111,856)	(21,869)	(5,528)	42,335
Tax (benefit) provision(1)	(10,384)	(6,296)	(22,255)	(7,889)	(573)	18,247
Net (loss) income(1)	$(4,473)	$(78,053)	$(89,601)	$(13,980)	$(4,955)	$24,088
Less net gain (loss) attributable to noncontrolling interests	5	(10,818)	(15,143)	(2,362)	—	—
Net (loss) income attributable to Jason Industries(1)	$(4,478)	$(67,235)	$(74,458)	$(11,618)	$(4,955)	$24,088
Accretion of preferred stock dividends and redemption premium	3,783	3,600	3,600	1,810	—	2,405
Net (loss) income available to common shareholders of Jason Industries(1)	$(8,261)	$(70,835)	(78,058)	$(13,428)	$(4,955)	$21,683
(Loss) earnings per share: Basic and diluted(1)	$(0.32)	$(3.15)	$(3.53)	$(0.61)	$(4,955.00)	$21,683.00
Weighted-average shares outstanding:
Basic and diluted	26,082	22,507	22,145	21,991	1	1
Cash dividends paid per common share	$—	$—	$—	$—	$—	$43,055

(1)	Amounts in 2016 have been revised for prior period errors as described within Note 2, “Revision of Previously Reported Financial Information”.

	Successor				Predecessor
	As of December 31,				As of December 31, 2013
(in thousands)	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$48,887	$40,861	$35,944	$62,279	$16,318
Total assets(1)	546,323	583,836	697,092	788,733	420,330
Long-term debt	391,768	416,945	426,150	404,635	233,144
Total liabilities(1)	540,639	586,978	612,098	606,058	389,858
Total stockholders’ equity (deficit)(1)	5,684	(3,142)	84,994	182,675	30,472

(1)	Amounts in 2016 have been revised for prior period errors as described within Note 2, “Revision of Previously Reported Financial Information”.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements for the years ended December 31, 2017, 2016 and 2015, including the notes thereto, included elsewhere in this Annual Report on Form 10-K. The Company’s actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item IA or in other parts of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
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
Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2017, the Company’s fiscal quarters were comprised of the three months ended March 31, June 30, September 29 and December 31. In 2016, the Company’s fiscal quarters were comprised of the three months ended April 1, July 1, September 30, and December 31.
Overview
Jason Industries, Inc. is a global industrial manufacturing company with significant market share positions in each of its four segments: finishing, components, seating, and acoustics. The Company was founded in 1985 and today provides critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through its global network of 31 manufacturing facilities and 15 sales offices, warehouses and joint venture facilities throughout the United States and 13 foreign countries. The Company has embedded relationships with long standing customers, superior scale and resources and specialized capabilities to design and manufacture specialized products on which our customers rely.
The Company focuses on markets with sustainable growth characteristics and where it is, or has the opportunity to become, the industry leader. The Company’s finishing segment focuses on the production of industrial brushes, polishing buffs and compounds, and abrasives that are used in a broad range of industrial and infrastructure applications. The components segment is a diversified manufacturer of expanded and perforated metal components and subassemblies for smart utility meters. The seating segment supplies seating solutions to equipment manufacturers in the motorcycle, lawn and turf care, industrial, agricultural, construction and power sports end markets. The acoustics segment manufactures engineered non-woven, fiber-based acoustical products for the automotive industry.
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
During the years ended December 31, 2017, 2016 and 2015, approximately 32%, 30% and 28% of the Company’s sales were generated by the Company’s operations located outside of the U.S., respectively. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management does not use any indicators other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including, to the extent possible, their sales, to gauge relative performance and the outlook for the future.

General Market Conditions and Trends; Business Performance and Outlook
Demand for the Company’s products was mixed in 2017 when compared with 2016, with higher demand in the finishing segment, offset by lower demand in the components, seating, and acoustics segments. Demand was mixed in 2016 when compared with 2015, with higher demand in the acoustics segment, offset by lower demand in the finishing, components and seating segments.
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
Sales levels for the components segment are dependent upon new railcar and smart utility production levels in the U.S., as well as general U.S. industrial production levels. Railcar production declined in 2017 and management believes this decline will persist into 2018 as part of a cyclical decline. Management believes U.S. GDP and industrial production will grow modestly. However, if the North American rail industry declines more rapidly than anticipated, customers in-source production, and/or U.S. GDP is flat or shrinks, there could be reduced demand for the components segment’s products, which would have a material negative impact on the components segment’s net sales and/or income from continuing operations.
The seating segment is principally impacted by demand from U.S.-based original equipment manufacturers serving the motorcycle, lawn and turf care, construction, agricultural and power sports market segments. In recent years, power sports production and the lawn and turf care equipment market have grown modestly, and global construction activity has improved. Management believes that, in the near term, power sports, construction and agriculture equipment industries will continue to show stability, while the lawn and turf care industry will experience normal seasonal demand, and the motorcycle industry will soften. However, if such industries weaken (or, in the case of the motorcycle industry, soften more than anticipated), there could be reduced demand for the seating segment’s products, which would have a material negative impact on the seating segment’s net sales and/or income from continuing operations.
Demand for products manufactured by the Company’s acoustics segment is primarily influenced by production levels in the North American automobile industry. Management believes that North American automotive industry production, which peaked in 2016 and decreased approximately 4% in 2017, will continue to modestly cycle down over the next several years. If such industry weakens more than anticipated, or if the mix of cars, light trucks and SUVs that are produced shifts significantly, there could be reduced demand for the acoustics segment’s products, which would have a material negative impact on the acoustics segment’s net sales and/or income from continuing operations.
The Company expects overall market conditions to remain challenging due to macro-economic uncertainties and monetary and fiscal policies of countries where we do business. While individual businesses and end markets continue to experience volatility, the Company expects to benefit as general economic conditions in North America and Western Europe are expected to experience modest growth. Regarding economic conditions, as discussed above, we expect the following in the near term:

•	modest global GDP growth;

•	increasing global industrial production;

•	slowing demand in the North American automotive industry;

•	lower demand in the motorcycle industry;

•	declining demand in the North American rail industry;

•	continued strength in the power sport and construction industries; and

•	normal seasonal demand in the lawn and turf care market.
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
Continued footprint rationalization - The Company serves its customers through a global network of manufacturing facilities, sales offices, warehouses and joint venture facilities throughout the United States and 13 foreign countries. The Company’s geographic footprint has evolved over time with a focus on maximizing geographic coverage while optimizing costs. Over the past several years, the Company has closed several facilities in higher cost, mature markets and replaced them with facilities in higher growth, lower cost regions such as Mexico, India and Eastern Europe. The Company continuously evaluates its manufacturing footprint and utilization of manufacturing capacity. In recent years, the Company has completed or announced the consolidation of manufacturing facilities across its businesses. Reduction of fixed costs through optimization of manufacturing footprint and capacity will continue to be a driver of margin expansion and improving profitability.
In 2017, the Company closed the finishing segment’s Richmond, Virginia facility and consolidated two facilities in Libertyville, Illinois in the components segment. In 2016, the Company wound down operations of the finishing segment facility in Brazil, and the components facility in Buffalo Grove, Illinois. The Company believes that geographic proximity to existing and potential customers provides logistical efficiencies, as well as important strategic and cost advantages, and has also taken steps to realign its footprint within the United States. The Company anticipates that costs associated with any future rationalization activities, as well as the capital required for any new facilities, will be funded by cash generated from operating activities.
Product Innovation - During the past several years, the Company’s research and development activities have placed more focus on developing new products that are of higher value to our customers with superior performance over alternative and competitive products, thereby providing customers with a better value proposition. The Company believes that developing new and innovative products will allow it to deepen its value-added relationships with customers, open new opportunities for revenue generation, enhance pricing power and improve margins. This strategy has been particularly effective in the Company’s acoustics segment where new fiber based products have been developed to capitalize on industry trends requiring quieter automobiles and products that meet end of vehicle life recycling standards and lower weight.
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
Key Events
In addition to the factors described above, the following strategic and operational events, which occurred during the years ended December 31, 2017, 2016 and 2015, affected the Company’s results of operations:
Divestitures. On August 30, 2017, the Company completed the divestiture of the European operations within the acoustics segment located in Germany (“Acoustics Europe”) for a net purchase price of $8.1 million, which includes cash of $0.2 million, long-term debt assumed by the buyer of $3.0 million and other purchase price adjustments. The divestiture resulted in an $8.7 million pre-tax loss.
Tax Cuts and Jobs Act. On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act also adds many new provisions including changes to bonus depreciation and the deductions for executive compensation and interest expense, among others. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. See further discussion of the Tax Reform Act within “Consolidated Results of Operations” below.
Impairment charges. In performing the first step of the annual goodwill impairment test in the fourth quarter of 2016, the Company determined that the estimated fair values of the acoustics and components reporting units were lower than the carrying values of the respective reporting units, requiring further analysis under the second step of the impairment test. The decline in the estimated fair value of the acoustics reporting unit was primarily due to lower long-term revenue growth expectations resulting from the strategic review of capital allocation and investment priorities as compared to the Company’s prior growth plan for the business. The fair value of the acoustics reporting unit was also negatively impacted by a projected cyclical decline in the North American automotive industry end-market. The decline in the estimated fair value of the components reporting unit was primarily due to lower long-term revenue expectations resulting from the annual budgeting and strategic planning process as compared to the Company’s prior plan for the business, primarily due to projected longer-term weakness in the rail end-market.
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
In connection with the evaluation of the goodwill impairment in the seating reporting unit in 2015, the Company assessed tangible and intangible assets for impairment prior to performing the second step of the goodwill impairment test. As a result of this analysis, non-cash impairment charges of $27.7 million, $6.8 million, and $0.8 million were recorded for customer relationship, trademarks, and patents intangible assets, respectively, in the seating reporting unit during the fourth quarter of 2015 .
Total non-cash impairment charges of $94.1 million were recorded in the fourth quarter of 2015 as a result of these analyses. These charges are recorded as impairment charges in the consolidated statements of operations.
In connection with the goodwill impairment tests in 2016 and 2015 the Company engaged a third-party valuation firm to assist management with determining fair value estimates for the reporting units in the goodwill impairment test. In 2016, the third-party valuation firm was also involved in estimating fair values of tangible and intangible assets used in the second step of the goodwill impairment test. In connection with obtaining an independent third-party valuation, management provided certain information and assumptions that were utilized in the fair value calculation. Significant assumptions used in determining reporting unit fair value include forecasted cash flows, revenue growth rates, adjusted EBITDA margins, weighted average cost of capital (discount rate), assumed tax treatment of a future sale of the reporting unit, terminal growth rates, capital expenditures, sales and EBITDA multiples used in the market approach, and the weighting of the income and market approaches. The fair value of the reporting units was determined using a weighted average of an income approach primarily based on the Company’s three year strategic plan and a market approach based on implied valuation multiples of public company peer groups for each reporting unit. Both approaches were deemed equally relevant in determining reporting unit enterprise value, and as a result, weightings of 50 percent were used for each. This fair value determination was categorized as Level 3 in the fair value hierarchy.
Acquisitions. During the second quarter of 2015, the Company acquired all of the outstanding shares of DRONCO. DRONCO is a European manufacturer of bonded abrasives. These abrasives are being manufactured and distributed by the finishing segment. The Company paid cash consideration of $34.4 million net of cash acquired, and, pursuant to the transaction, assumed certain liabilities.

Key Financial Definitions
Net sales. Net sales reflect the Company’s sales of its products net of allowances for returns and discounts. Several factors affect net sales in any period, including general economic conditions, weather conditions, the timing of acquisitions and divestitures and the purchasing habits of its customers.
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
Selling and administrative expenses. Selling and administrative expenses primarily include the cost associated with the Company’s sales and marketing, finance, human resources, and administration, engineering and technical services functions. Certain corporate level administrative expenses such as payroll and benefits, incentive compensation, travel, accounting, auditing and legal fees and certain other expenses are kept within its corporate results and not allocated to its business segments.
Impairment charges. As required by GAAP, when certain conditions or events occur, the Company recognizes impairment losses to reduce the carrying value of goodwill, other intangible assets and property, plant and equipment to their estimated fair values. During the year ended December 31, 2017, the Company recognized no impairment charges.
Gain (loss) on disposals of fixed assets-net. In the ordinary course of business, the Company disposes of fixed assets that are no longer required in its day to day operations with the intent of generating cash from those sales.
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
Transaction-related expenses. Transaction-related expenses primarily consist of professional service fees related to the the Company’s acquisition and divestiture activities.
Interest expense. Interest expense consists of interest paid to the Company’s lenders under its worldwide credit facilities, cash paid on interest rate hedge contracts and amortization of deferred financing costs.
Gain on extinguishment of debt. Gain on extinguishment of debt primarily consists of gains recorded related to the repurchases of second lien term loan debt, net of the associated write-off of previously unamortized debt discount and deferred financing costs on the second lien term loans related to the extinguishment.
Equity income. The Company maintains non-controlling interests in Asian joint ventures that are part of its finishing segment and records a proportional share in the earnings of these joint ventures as required by GAAP. The amount of equity income recorded is dependent upon the underlying financial results of the joint ventures.
Loss on divestiture. On August 30, 2017, the Company completed the divestiture of its Acoustics Europe business. The loss on divestiture relates to the excess of the net assets of the business over the fair value less costs to sell and recognition of cumulative foreign currency translation adjustments upon closing of the divestiture.
Other income-net. Other income is principally comprised of royalty income received from non-U.S. licensees and rental income from subleasing activities.
Tax benefit. The Company’s tax benefit is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are different than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business, tax minimization planning and its ability to utilize various tax credits and net operating loss carryforwards. Income tax expense also includes the impact of provision to return adjustments, changes in valuation allowances and changes in reserve requirements for unrecognized tax benefits. In 2017, the income tax benefit was also impacted by the provisions of the Tax Reform Act.
Accretion of preferred stock dividends and redemption premium. The Company records accretion of preferred stock dividends to reflect cumulative dividends on its preferred stock. The accretion amounts are subtracted from net loss to arrive at the net loss available to common shareholders for the purposes of calculating the Company’s net loss per share available to common shareholders.

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

Consolidated Results of Operations
The following table sets forth our consolidated results of operations:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands)
Net sales	$648,616	$705,519	$708,366
Cost of goods sold	517,764	574,412	561,076
Gross profit	130,852	131,107	147,290
Selling and administrative expenses	103,855	113,797	129,371
Impairment charges	—	63,285	94,126
(Gain) loss on disposals of property, plant and equipment - net	(759)	880	109
Restructuring	4,266	7,232	3,800
Transaction-related expenses	—	—	886
Operating income (loss)	23,490	(54,087)	(81,002)
Interest expense	(33,089)	(31,843)	(31,835)
Gain on extinguishment of debt	2,201	—	—
Equity income	952	681	884
Loss on divestiture	(8,730)	—	—
Other income - net	319	900	97
Loss before income taxes	(14,857)	(84,349)	(111,856)
Tax benefit	(10,384)	(6,296)	(22,255)
Net loss	$(4,473)	$(78,053)	$(89,601)
Less net gain (loss) attributable to noncontrolling interests	5	(10,818)	(15,143)
Net loss attributable to Jason Industries	$(4,478)	$(67,235)	$(74,458)
Accretion of preferred stock dividends and redemption premium	3,783	3,600	3,600
Net loss available to common shareholders of Jason Industries	$(8,261)	$(70,835)	$(78,058)

Other financial data: (1)

(in thousands, except percentages)	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase/(Decrease)
			$	%
Consolidated
Net sales	$648,616	$705,519	$(56,903)	(8.1)%
Net loss	(4,473)	(78,053)	(73,580)	(94.3)
Net loss as a % of net sales	0.7%	11.1%	(1,040) bps
Adjusted EBITDA	67,752	64,160	3,592	5.6
Adjusted EBITDA as a % of net sales	10.4%	9.1%	130 bps

	Year Ended December 31, 2016	Year Ended December 31, 2015	Increase/(Decrease)
(in thousands, except percentages)			$	%
Consolidated
Net sales	$705,519	$708,366	$(2,847)	(0.4)%
Net loss	(78,053)	(89,601)	(11,548)	(12.9)
Net loss as a % of net sales	11.1%	12.6%	(150) bps
Adjusted EBITDA	64,160	81,164	(17,004)	(21.0)
Adjusted EBITDA as a % of net sales	9.1%	11.5%	(240) bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for our definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

Year ended December 31, 2017 and the year ended December 31, 2016
Net sales. Net sales were $648.6 million for the year ended December 31, 2017, a decrease of $56.9 million, or 8.1%, compared with $705.5 million for the year ended December 31, 2016, reflecting decreased net sales in the acoustics segment of $43.3 million, the components segment of $15.0 million and the seating segment of $1.9 million, partially offset by increased net sales in the finishing segment of $3.4 million.
The decrease of $43.3 million in the acoustics segment was partially due to a $10.5 million decrease related to the sale of the Acoustics Europe business. The decrease of $15.0 million in the components segment was partially due to a decrease of $8.9 million as a result of the strategic decision to discontinue certain product lines selling under the Assembled Products brand in 2016. The increase of $3.4 million in the finishing segment was offset by a $4.7 million decrease associated with the wind down of a facility in Brazil.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net positive impact of $1.2 million on consolidated net sales during the year ended December 31, 2017 compared with 2016, positively impacting the finishing segment’s net sales by $1.5 million and negatively impacting the seating segment’s net sales by $0.3 million. This was due principally to the weakening of the U.S. dollar against the Euro during the year ended December 31, 2017.
See further discussion of segment results below.
Cost of goods sold. Cost of goods sold was $517.8 million for the year ended December 31, 2017, compared with $574.4 million for the year ended December 31, 2016. The decrease in cost of goods sold was primarily due to lower net sales volumes in the acoustics, components and seating segments, lower labor and material usage costs in the acoustics segment as a result of operational efficiencies, reduced costs resulting from the Company’s global cost reduction and restructuring program and decreased health care and workers compensation costs due to lower claims, partially offset by higher organic net sales volumes in the finishing segment, operational inefficiencies in the components and seating segments and a $1.0 million negative impact related to foreign currency exchange rates.
The reduced costs resulting from the Company’s global cost reduction and restructuring program were due to lower manufacturing costs in the finishing segment as a result of the wind down of a facility in Brazil, lower manufacturing costs in the components segments due to the strategic decision to discontinue certain product lines selling under the Assembled Products brand in 2016 and lower manufacturing costs in the acoustics segment due to the sale of the Acoustics Europe business of $7.8 million.
Gross profit. For the reasons described above, gross profit was $130.9 million for the year ended December 31, 2017, compared with $131.1 million for the year ended December 31, 2016.
Selling and administrative expenses. Selling and administrative expenses were $103.9 million for the year ended December 31, 2017, compared with $113.8 million for the year ended December 31, 2016, a decrease of $9.9 million.
The decrease is primarily due to reduced selling and administrative expenses resulting from the Company’s global cost reduction and restructuring program of $6.1 million, which includes $3.1 million related to the closure of facilities in the components and finishing segments, as well as decreased corporate expenses of $4.1 million primarily related to professional fees associated with supply chain consulting incurred in 2016, a decrease due to the sale of the Acoustics Europe business and a reduction of bad debt expenses of $1.6 million due to improved collections. The decrease was partially offset by increased incentive compensation of $4.4 million, an increase in share-based compensation expense of $1.9 million, primarily due to a decrease in assumed vesting of Adjusted EBITDA based awards in the second quarter of 2016, which resulted in a $2.5 million reversal of previously recorded expense, and a $0.5 million negative impact related to foreign currency exchange rates. See further discussion of corporate expenses and segment results in the “Segment Financial Data” section below.
Impairment charges. There were no non-cash impairment charges for the year ended December 31, 2017. Non-cash impairment charges for the year ended December 31, 2016 were $63.3 million, primarily relating to charges of $29.8 million and $33.2 million for the impairment of goodwill in the acoustics and components segments, respectively. See “Factors that Affect Operating Results - Key Events” in this MD&A and Note 8 “Goodwill and Other Intangible Assets” of the accompanying consolidated financial statements for further information.
(Gain) loss on disposals of property, plant and equipment—net. Gain on disposals of property, plant and equipment - net for the year ended December 31, 2017 was $0.8 million, compared to a loss of $0.9 million for the year ended December 31, 2016. The gain on disposals of property, plant and equipment - net for the year ended December 31, 2017 includes a gain of $0.5 million on the sale of a building related to the closure of the finishing segment’s Richmond, Virginia facility and a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility. The loss on disposals of property, plant and equipment - net for the year ended December 31, 2016 includes a loss of $0.6 million on a sale of a seating segment facility. Changes in the level of fixed asset disposals are dependent upon a number of factors, including changes in the level of asset sales, operational restructuring activities, and capital expenditure levels.
Restructuring. Restructuring costs were $4.3 million for the year ended December 31, 2017 compared to $7.2 million for the year ended December 31, 2016. During 2017 and 2016, such costs primarily relate to actions resulting from the global cost reduction and restructuring program announced on March 1, 2016. During 2017, such costs were primarily severance and move costs related to the consolidation of two U.S. facilities in the components segment, the consolidation of two U.S. facilities in the finishing segment and the closure of a facility in Brazil in the finishing segment. During 2016, such costs primarily related to severance actions in all segments, including costs related to the closure of the components segment’s facility in Buffalo Grove, Illinois and the wind down of the finishing segment’s facility in Brazil. Included within the restructuring costs for the wind down of the Brazil facility are charges related to a loss contingency for certain employment matter claims.
Transaction-related expenses. Transaction-related expenses were insignificant for both the years ended December 31, 2017 and 2016.
Interest expense. Interest expense was $33.1 million for the year ended December 31, 2017 compared with $31.8 million for the year ended December 31, 2016. The increase in interest expense for the year ended December 31, 2017 primarily relates to $1.9 million recognized in 2017 related to the Company’s interest rate swaps which were effective December 30, 2016. The effective interest rate on the Company’s total outstanding indebtedness for the year ended December 31, 2017 was 7.6% as compared to 7.0% for the year ended December 31, 2016. See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
Gain on extinguishment of debt. Gain on extinguishment of debt was $2.2 million for the year ended December 31, 2017. The gain on extinguishment of debt relates to the repurchase of $20.0 million of second lien term loans for $16.8 million in the second and third quarters of 2017. In connection with the repurchase, the Company wrote off $0.4 million of previously unamortized debt discount and $0.4 million of previously unamortized deferred financing costs, which were recorded as a reduction to the gain on extinguishment of debt. See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
In the fourth quarter of 2017, the Company retired $2.4 million of foreign debt with cash received from the sale of Acoustics Europe and incurred a $0.2 million prepayment fee, which was recorded as an offset to the gain on extinguishment of debt.
Equity income. Equity income was $1.0 million for the year ended December 31, 2017, compared with $0.7 million for the year ended December 31, 2016.
Loss on divestiture. Loss on divestiture was $8.7 million for the year ended December 31, 2017. On August 30, 2017, the Company completed the divestiture of its Acoustics Europe business. The divestiture resulted in an $8.7 million pre-tax loss, of which $7.9 million was recorded in the second quarter of 2017 when the business was classified as held for sale and written down to estimated fair value less costs to sell and $0.8 million was recorded in the third quarter of 2017 based on changes in the net assets of the business and additional foreign currency translation adjustments upon closing of the divestiture. See Note 4, “ Divestiture” in the notes to the consolidated financial statements for further information.
Other income —net. Other income was $0.3 million for the year ended December 31, 2017, compared with $0.9 million for the year ended December 31, 2016. During 2017 and 2016, other income-net consisted of certain rental and royalty income streams. During 2016, other income-net also included other one-time transactions within our finishing segment.
Loss before income taxes. For the reasons described above, loss before income taxes was $14.9 million for the year ended December 31, 2017 compared with $84.3 million for the year ended December 31, 2016.
Tax benefit. The tax benefit was $10.4 million for the year ended December 31, 2017, compared with $6.3 million for the year ended December 31, 2016. The effective tax rate for the year ended December 31, 2017 was 69.9%, compared with 7.5% for the year ended December 31, 2016. The Company’s tax benefit is impacted by a number of factors, including, among others, the amount of taxable income or loss at the U.S. federal statutory rate, the amount of taxable earnings derived in foreign jurisdictions that all have tax rates lower than the U.S. federal statutory rate prior to enactment of the Tax Reform Act, permanent items, state tax rates in jurisdictions where we do business and the ability to utilize various tax credits and net operating loss carry forwards to reduce income tax expense. The income tax benefit also includes the impact of provision to return adjustments, adjustments to valuation allowances and reserve requirements for unrecognized tax positions. For the year ended December 31, 2017, the tax benefit was impacted by the enactment of the Tax Reform Act.
The 2017 effective tax rate of 69.9% differs from the U.S. federal statutory rate of 35% due primarily to the provision in the Tax Reform Act that reduces the U.S. federal income tax rate to 21% from 35% effective January 1, 2018, state tax benefits, the impact of lower foreign tax rates when compared to the 35% U.S. federal 2017 statutory tax rate (primarily in Germany and Mexico) and the reversal of the valuation allowance on the deferred tax assets at a foreign subsidiary. These items were partially offset by the impact of the tax on the one-time deemed mandatory repatriation of undistributed foreign subsidiary earnings, change in assertion regarding permanent reinvestment of earnings in our wholly-owned foreign subsidiaries and the vesting and forfeiture of share-based compensation for which no tax benefit will be realized.
On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Reform Act. The legislation significantly changes U.S. tax law by lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, among others. The Tax Reform Act also adds many new provisions including changes to bonus depreciation and the deductions for executive compensation and interest expense. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $11.1 million tax benefit in the Company’s consolidated statements of operations for the year ended December 31, 2017.
The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits through the year ended December 31, 2017. The Tax Reform Act imposes a tax on these earnings and profits at either a 15.5% rate or an 8.0% rate. The higher rate applies to the extent the Company's foreign subsidiaries have cash and cash equivalents at certain measurement dates, whereas the lower rate applies to any earnings that are in excess of the cash and cash equivalents balance. The Company had an estimated $54.5 million of undistributed foreign earnings and profits subject to the deemed mandatory repatriation and recognized a provisional $5.3 million of income tax expense in the Company’s consolidated statements of operations for the year ended December 31, 2017. After the utilization of existing net operating loss carryforwards, the Company will not incur any U.S. federal cash taxes resulting from the deemed mandatory repatriation.
During the fourth quarter of 2017, the Company changed its assertion regarding the permanent reinvestment of earnings of its wholly-owned non U.S. subsidiaries. This change in assertion was triggered by the anticipated future impact of changes arising from the enactment of the Tax Reform Act, including the interest expense deduction limitation and significant reduction in the U.S. taxation of earnings repatriated from the Company’s foreign subsidiaries. As a result, during the year ended December 31, 2017, the Company has recognized a deferred tax liability of $1.7 million on the undistributed earnings of its wholly-owned foreign subsidiaries.
While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.
The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company is still evaluating the potential impact of the GILTI provisions and accordingly has not recorded a provisional estimate for the year ended December 31, 2017. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Reform Act and the application of Accounting Standards Codification 740, and are considering available accounting policy alternatives to either adopt or record the U.S. income tax effect of future GILTI inclusions in the period in which they arise or establish deferred taxes with respect to the expected future tax liabilities associated with future GILTI inclusions. Our accounting policies depend, in part, on analyzing our global income to determine whether we expect a tax liability resulting from the application of this provision, and, if so, whether and when to record related current and deferred income taxes. Whether we intend to recognize deferred tax liabilities related to the GILTI provisions is dependent, in part, on our assessment of the Company's future operating structure. In addition, we are awaiting further interpretive guidance in connection with the computation of the GILTI tax. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Tax Reform Act. Therefore, we have not made any adjustments relating to potential GILTI tax in our consolidated financial statements and have not made a policy decision regarding our accounting for GILTI.
We are also currently analyzing certain additional provisions of the Tax Reform Act that come into effect for tax years starting January 1, 2018 and will determine if these items would impact the effective tax rate in the year the income or expense occurs. These provisions include the BEAT provisions, eliminating U.S. federal income taxes on dividends from foreign subsidiaries, the new provision that could limit the amount of deductible interest expense, and the limitations on the deductibility of certain executive compensation.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has made a reasonable estimate of the financial statement impact as of January 31, 2018 and has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed within the one year measurement period as allowed by SAB 118.
The 2016 effective tax rate of 7.5% differs from the U.S. federal statutory rate of 35.0% due primarily to the impact of non-deductible impairment charges recorded for the components and acoustics segments, the change in assertion regarding permanent reinvestment of earnings in our non-majority joint venture holding and increases in valuation allowances, partially offset by state tax benefits, the impact of lower foreign tax rates when compared to the U.S. federal statutory tax rate (primarily in Germany and Mexico) and a reduction in the reserve for uncertain tax positions as a result of the lapsing of the statute of limitations in one of the Company’s non U.S. tax jurisdictions. The change in assertion at the joint venture was driven by several factors. Prior to the second quarter of 2016, the Company had the ability and intent to block the payment of distributions; the Company changed its stance in the second quarter of 2016 to be open to joint venture distributions. This change coincided with the a re-evaluation of the joint venture partners during that quarter of the willingness and ability of the entity to distribute excess cash balances given the maturity, stability and revised growth expectations of the joint venture operations. The impact of this change in assertion was to reduce the income tax benefit for the year ended December 31, 2016 by $2.9 million.
See Note 14, “Income Taxes” in the consolidated financial statements for a complete reconciliation of the U.S. statutory tax rate to the effective tax rate and more information on tax events in 2017 and 2016 affecting each year’s respective tax rates.
Net loss. For the reasons described above, net loss was $4.5 million for the year ended December 31, 2017 compared with $78.1 million for the year ended December 31, 2016.
Net gain (loss) attributable to noncontrolling interests. Net gain attributable to noncontrolling interests was immaterial for the year ended December 31, 2017, compared with a net loss attributable to noncontrolling interests of $10.8 million for the year ended December 31, 2016. Noncontrolling interests represented the Rollover Participants interest in JPHI which was reduced to 0% as of February 23, 2017. See Note 11, “Shareholders' Equity (Deficit)” in the consolidated financial statements for further discussion.
Adjusted EBITDA. For the year ended December 31, 2017, Adjusted EBITDA was $67.8 million, or 10.4% of net sales, an increase of $3.6 million, or 5.6%, compared with $64.2 million, or 9.1% of net sales, for the year ended December 31, 2016. The increase reflects higher Adjusted EBITDA in the finishing segment of $3.5 million, the seating segment of $0.2 million, the acoustics segment of $0.1 million and lower corporate expenses of $4.1 million, partially offset by decreased Adjusted EBITDA in the components segment of $4.4 million. The change in the Adjusted EBITDA in the acoustics segment includes a $1.2 million decrease from the sale of the Acoustics Europe business. See “Segment Financial Data” within Item 7, “Management’s Discussion and Analysis,” for further discussion on Adjusted EBITDA for each segment.
Changes in foreign currency exchange rates compared with the U.S dollar had a positive impact of $0.1 million on consolidated Adjusted EBITDA for the year ended December 31, 2017 compared with the year ended December 31, 2016.
Other Comprehensive income (loss). Other comprehensive income was $12.2 million for the year ended December 31, 2017 compared with an other comprehensive loss of $6.5 million for the year ended December 31, 2016. The increase was driven by more favorable foreign currency translation adjustments in 2017 compared to 2016, the change in unrealized gains (losses) on cash flow hedges and employee retirement plan adjustments.
Foreign currency translation adjustments are based on fluctuations in the value of foreign currencies (primarily the Euro) against the U.S. Dollar each period.
Other comprehensive income for unrealized gains (losses) on cash flow hedges increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to a shift from an unrealized loss to an unrealized gain position on cash flow hedges in 2017 compared to an increase in the unrealized loss position on cash flow hedges in 2016. The net change in unrealized gains (losses) on cash flow hedges is based on the changes in current interest rates and market expectations of the timing and amount of future interest rate changes. In 2017, the hedging instruments shifted to a net gain position, based on future expectations for interest rate increases.

Employee retirement plan adjustments was a gain of $0.4 million for the year ended December 31, 2017, compared with a loss of $0.6 million for the year ended December 31, 2016. The employee retirement plan adjustments are based on actuarial valuations using a December 31 measurement date that include key assumptions regarding discount rates, expected returns on plan assets, retirement and mortality rates, future compensation increases, and health care cost trend rates. The employee retirement plan gain for the year ended December 31, 2017 primarily related to actuarial gains recognized in U.S. pension and postretirement health care benefit plans within our finishing segment due to higher actual plan asset returns compared with the expected returns on plan assets and a decrease in expected future claim costs, respectively, partially offset by actuarial losses recognized in a German pension plan within our finishing segment due to an increase in future expected compensation. The employee retirement plan loss for the year ended December 31, 2016 primarily related to actuarial losses recognized in a UK pension plan within our finishing segment related to decreasing discount rates.
Year ended December 31, 2016 and the year ended December 31, 2015
Net sales. Net sales were $705.5 million for the year ended December 31, 2016, a decrease of $2.8 million, or 0.4%, compared with $708.4 million for the year ended December 31, 2015, reflecting decreased net sales in the components segment of $24.5 million and the seating segment of $15.7 million, partially offset by increased net sales in the acoustics segment of $31.9 million and and the finishing segment of $5.5 million. See further discussion of segment results below.
On May 29, 2015, the Company acquired DRONCO. DRONCO’S results of operations are included within the finishing segment and the Company’s consolidated results of operations since the date of acquisition. For the years ended December 31, 2016 and 2015, $38.5 million and $24.1 million, respectively, of net sales from DRONCO were included in the Company’s consolidated statements of operations. See Note 3, “Acquisitions” to the consolidated financial statements for further discussion of the DRONCO acquisition.
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
Cost of goods sold. Cost of goods sold was $574.4 million for the year ended December 31, 2016, compared with $561.1 million for the year ended December 31, 2015. The increase in cost of goods sold was due to increased net sales in the acoustics and finishing segments, higher labor and material usage costs in the acoustics segment related to new platforms and operational inefficiencies, and sales mix within the seating segment. The increase was partially offset by decreased net sales in the seating and components segments, favorable raw material costs in the acoustics and components segments, and a $2.9 million favorable impact related to foreign currency exchange rates.
Gross profit. For the reasons described above, gross profit was $131.1 million for the year ended December 31, 2016, compared with $147.3 million for the year ended December 31, 2015.
Selling and administrative expenses. Selling and administrative expenses were $113.8 million for the year ended December 31, 2016, compared with $129.4 million for the year ended December 31, 2015.
The decrease was primarily due to reduced selling and administrative expenses resulting from the Company’s global cost reduction and restructuring program announced on March 1, 2016 of $7.3 million for the year ended December 31, 2016, decreased incentive compensation of $2.2 million for the year ended December 31, 2016, cost savings of $2.1 million from other spending controls within the seating, acoustics and components segments, and $5.9 million of severance and other expenses incurred in 2015 related to the transitions of the Company’s then Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). In addition, share-based compensation expense for the year ended December 31, 2016 decreased $8.7 million compared with the year ended December 31, 2015 due to a decrease in assumed vesting of Adjusted EBITDA based awards, a decrease in restricted stock units (“RSUs”) expense from accelerated vesting in 2015 related to the transition of the Company’s then CEO and CFO, and a decrease in Stock Price based awards expense due to completion of the service periods for the awards.
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
Loss before income taxes. For the reasons described above, loss before income taxes was $84.3 million for the year ended December 31, 2016 compared with $111.9 million for the year ended December 31, 2015.
Tax benefit. The tax benefit was $6.3 million for the year ended December 31, 2016, compared with $22.3 million for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2016 was 7.5%, compared with 19.9% for the year ended December 31, 2015. The Company’s tax benefit is impacted by a number of factors, including, among others, the amount of taxable income or loss at the U.S. federal statutory rate, the amount of taxable earnings derived in foreign jurisdictions that all have tax rates lower than the U.S. federal statutory rate (primarily in Germany and Mexico), permanent items, state tax rates in jurisdictions where we do business and the ability to utilize various tax credits and net operating loss carry forwards to reduce income tax expense. The income tax benefit also includes the impact of provision to return adjustments, adjustments to valuation allowances and reserve requirements for unrecognized tax positions.
The 2016 effective tax rate of 7.5% differs from the U.S. federal statutory rate of 35.0% due primarily to the impact of non-deductible impairment charges recorded for the components and acoustics segments, the change in assertion regarding permanent reinvestment of earnings in our non-majority joint venture holding and increases in valuation allowances, partially offset by state tax benefits, the impact of lower foreign tax rates when compared to the U.S. federal statutory tax rate (primarily in Germany and Mexico) and a reduction in the reserve for uncertain tax positions as a result of the lapsing of the statute of limitations in one of the Company’s non U.S. tax jurisdictions. The change in assertion at the joint venture was driven by several factors. Prior to the second quarter of 2016, the Company had the ability and intent to block the payment of distributions; the Company changed its stance in the second quarter of 2016 to be open to joint venture distributions. This change coincided with the a re-evaluation of the joint venture partners during that quarter of the willingness and ability of the entity to distribute excess cash balances given the maturity, stability and revised growth expectations of the joint venture operations. The impact of this change in assertion was to reduce the income tax benefit for the year ended December 31, 2016 by $2.9 million.
The 2015 effective tax rate of 19.9% differs from the U.S. federal statutory rate of 35.0% due primarily to the impact of non-deductible impairment charges recorded for the seating segment, partially offset by state tax benefits and the impact of lower foreign tax rates when compared to the U.S. federal statutory tax rate.
See Note 14, “Income Taxes” in the consolidated financial statements for a complete reconciliation of the U.S. statutory tax rate to the effective tax rate and more information on tax events in 2016 and 2015 affecting each year’s respective tax rates.

Net loss. For the reasons described above, net loss was $78.1 million for the year ended December 31, 2016 compared with $89.6 million for the year ended December 31, 2015.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $10.8 million for the year ended December 31, 2016, compared with $15.1 million for the year ended December 31, 2015. Noncontrolling interests represent the Rollover Participants interest in JPHI. See Note 11, “Shareholders' Equity (Deficit)” to the consolidated financial statements for further discussion.
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
Changes in foreign currency exchange rates compared with the U.S dollar had a negative impact of $0.3 million on consolidated Adjusted EBITDA for the year ended December 31, 2016 compared with the year ended December 31, 2015, negatively impacting the finishing segment’s Adjusted EBITDA by $0.3 million.
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
Key Measures the Company Uses to Evaluate Its Performance
EBITDA and Adjusted EBITDA. The Company uses “Adjusted EBITDA” as the primary measure of profit or loss for the purposes of assessing the operating performance of its segments. The Company defines EBITDA as net income (loss) before interest expense, income tax provision (benefit), depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including goodwill and long-lived asset impairment charges, gains or losses on disposal of property, plant and equipment, divestitures and extinguishment of debt, integration and other operational restructuring charges, transactional legal fees, other professional fees, purchase accounting adjustments, and non-cash share based compensation expense.
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
The Senior Secured Credit Facilities (defined in Note 9 and below) definition of EBITDA excludes income of partially owned affiliates, unless such earnings have been received in cash, among other things.

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands) (unaudited):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Net loss	(4,473)	$(78,053)	$(89,601)
Tax benefit	(10,384)	(6,296)	(22,255)
Interest expense	33,089	31,843	31,835
Depreciation and amortization	38,934	44,041	45,248
EBITDA	57,166	(8,465)	(34,773)
Adjustments:
Impairment charges(1)	—	63,285	94,126
Restructuring(2)	4,266	7,232	3,800
Transaction-related expenses(3)	—	—	886
Integration and other restructuring costs(4)	(569)	1,980	9,047
Share-based compensation(5)	1,119	(752)	7,969
Gain (loss) on disposals of property, plant and equipment - net (6)	(759)	880	109
Gain on extinguishment of debt (7)	(2,201)	—	—
Loss on divestiture (8)	8,730	—	—
Total adjustments	10,586	72,625	115,937
Adjusted EBITDA	$67,752	$64,160	$81,164

(1)
Charges for the year ended December 31, 2016 primarily relate to non-cash impairment of goodwill of $29.8 million and $33.2 million in the acoustics and components segments, respectively. Charges for the year ended December 31, 2015 represent non-cash impairment charges of $58.8 million, $27.7 million, $6.8 million, and $0.8 million related to impairment of goodwill, customer relationships, trademarks and patents intangible assets, respectively, in the seating segment. See “Factors that Affect Operating Results - Key Events” in this MD&A and Note 8 “Goodwill and Other Intangible Assets” of the accompanying consolidated financial statements for further information.

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

(3)	Transaction-related expenses primarily consist of professional service fees related to the DRONCO acquisition.

(4)
In 2017, integration and restructuring costs includes the reversal of a liability recorded in acquisition accounting from the Business Combination in 2014. In 2016, integration and other restructuring costs includes costs associated with the start-up of new acoustics segment facilities in Warrensburg, Missouri and Richmond, Indiana. Additionally, integration and other restructuring costs in 2016 includes a $0.6 million reversal of a reserve related to the Newcomerstown fire recorded in acquisition accounting for the Business Combination in 2014 and $0.7 million of charges recorded to reduce inventory balances to estimated net realizable value at our Brazil location within the finishing segment. In 2015, integration and other restructuring costs also includes $5.9 million of severance and expenses related to the transitions of the Company’s then CEO and CFO, partially offset by a $0.8 million gain resulting from termination of an unfavorable lease recorded in acquisition accounting for the Business Combination. Such costs are not included in restructuring for GAAP purposes.

(5)
Represents non-cash share based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan. During 2016, share based compensation included $2.5 million of income due to a decrease in assumed vesting levels of Adjusted EBITDA based awards. In 2015, share based compensation included $2.9 million of expense due to accelerated vesting of restricted stock units related to the transitions of the Company’s then CEO and CFO. See Note 12, “Share Based Compensation” of the accompanying consolidated financial statements for further information.

(6)
Gain on disposals of property, plant and equipment - net for the year ended December 31, 2017 includes a gain of $0.5 million on the sale of a building related to the closure of the finishing segment’s Richmond, Virginia facility and a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility. Loss on disposals of property, plant and equipment - net for the year ended December 31, 2016 includes a loss of $0.6 million on sale of a seating segment facility.

(7)
Represents gains on extinguishment of second lien term loan debt, net of a prepayment fee to retire foreign debt in the fourth quarter of 2017. See Note 9, “Debt and Hedging Instruments ” of the accompanying consolidated financial statements for further information.

(8)
On August 30, 2017, the Company completed the divestiture of its Acoustics Europe business. The divestiture resulted in a $8.7 million pre-tax loss, of which $7.9 million was recorded in the second quarter of 2017 when the business was classified as held for sale and $0.8 million was recorded in the third quarter of 2017 upon closing of the divestiture. See Note 4, “Divestiture ” of the accompanying consolidated financial statements for further information.

Adjusted EBITDA percentage of sales. Adjusted EBITDA as a percentage of sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments.
Segment Financial Data
The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the years ended December 31, 2017 and 2016. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for our definition of Adjusted EBITDA and a reconciliation of the Company’s consolidated Adjusted EBITDA to net loss, which is the most comparable GAAP measure.

	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase/(Decrease)
(in thousands, except percentages)			$	%
Finishing
Net sales	$200,284	$196,883	$3,401	1.7%
Adjusted EBITDA	27,661	24,200	3,461	14.3
Adjusted EBITDA % of net sales	13.8%	12.3%	150 bps
Components
Net sales	$82,621	$97,667	$(15,046)	(15.4)%
Adjusted EBITDA	9,888	14,249	(4,361)	(30.6)
Adjusted EBITDA % of net sales	12.0%	14.6%	(260) bps
Seating
Net sales	$159,129	$161,050	$(1,921)	(1.2)%
Adjusted EBITDA	16,348	16,122	226	1.4
Adjusted EBITDA % of net sales	10.3%	10.0%	30 bps
Acoustics
Net sales	$206,582	$249,919	$(43,337)	(17.3)%
Adjusted EBITDA	27,341	27,202	139	0.5
Adjusted EBITDA % of net sales	13.2%	10.9%	230 bps
Corporate
Adjusted EBITDA	$(13,486)	$(17,613)	$4,127	23.4%
Consolidated
Net sales	$648,616	$705,519	$(56,903)	(8.1)%
Adjusted EBITDA	67,752	64,160	3,592	5.6
Adjusted EBITDA % of net sales	10.4%	9.1%	130 bps

The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016	Year Ended December 31, 2015	Increase/(Decrease)
(in thousands, except percentages)			$	%
Finishing
Net sales	$196,883	$191,394	$5,489	2.9%
Adjusted EBITDA	24,200	25,799	(1,599)	(6.2)
Adjusted EBITDA % of net sales	12.3%	13.5%	(120) bps
Components
Net sales	$97,667	$122,133	$(24,466)	(20.0)%
Adjusted EBITDA	14,249	20,943	(6,694)	(32.0)
Adjusted EBITDA % of net sales	14.6%	17.1%	(250) bps
Seating
Net sales	$161,050	$176,792	$(15,742)	(8.9)%
Adjusted EBITDA	16,122	19,766	(3,644)	(18.4)
Adjusted EBITDA % of net sales	10.0%	11.2%	(120) bps
Acoustics
Net sales	$249,919	$218,047	$31,872	14.6%
Adjusted EBITDA	27,202	27,515	(313)	(1.1)
Adjusted EBITDA % of net sales	10.9%	12.6%	(170) bps
Corporate
Adjusted EBITDA	$(17,613)	$(12,859)	$(4,754)	(37.0)%
Consolidated
Net sales	$705,519	$708,366	$(2,847)	(0.4)%
Adjusted EBITDA	64,160	81,164	(17,004)	(21.0)
Adjusted EBITDA % of net sales	9.1%	11.5%	(240) bps

Finishing Segment
	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$200,284	$196,883	$3,401	1.7%
Adjusted EBITDA	27,661	24,200	3,461	14.3
Adjusted EBITDA % of net sales	13.8%	12.3%	150 bps
For the year ended December 31, 2017, net sales were $200.3 million, an increase of $3.4 million, or 1.7%, compared with $196.9 million for the year ended December 31, 2016. On a constant currency basis (net positive currency impact of $1.5 million for the year ended December 31, 2017), revenues increased by $1.9 million for the year ended December 31, 2017. Excluding currency impact, the increase in net sales for the year ended December 31, 2017 was primarily due to increases in demand from industrial end markets in Europe and North America, partially offset by a $4.7 million decrease associated with the wind down of the finishing segment’s facility in Brazil and decreases in volume associated with strategic decisions related to exiting unprofitable customers and products.
Adjusted EBITDA for the year ended December 31, 2017 increased $3.5 million to $27.7 million (13.8% of net sales) from $24.2 million (12.3% of net sales) for the year ended December 31, 2016. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The increase in Adjusted EBITDA for the year ended December 31, 2017 primarily resulted from increases in sales volume to industrial end markets in Europe and North America, savings in selling and administrative expenses as a result of the Company’s global cost reduction and restructuring program and other spending controls, partially offset by increased incentive compensation due to increased attainment percentages.

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

Components Segment
	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$82,621	$97,667	$(15,046)	(15.4)%
Adjusted EBITDA	9,888	14,249	(4,361)	(30.6)
Adjusted EBITDA % of net sales	12.0%	14.6%	(260) bps
For the year ended December 31, 2017, net sales were $82.6 million, a decrease of $15.0 million or 15.4%, compared with $97.7 million for the year ended December 31, 2016. The decrease in net sales was primarily due to a decrease of $8.9 million as a result of the strategic decision to discontinue certain product lines selling under the Assembled Products brand in 2016 and lower sales volumes in the rail market.
Adjusted EBITDA decreased $4.4 million, or 30.6%, for the year ended December 31, 2017 to $9.9 million (12.0% of net sales) compared to $14.2 million (14.6% of net sales) for the year ended December 31, 2016. The decrease in Adjusted EBITDA for the year ended December 31, 2017 primarily resulted from lower volume in the rail market and unfavorable product mix, increases in raw material prices primarily due to steel purchases, lower labor productivity on decreased volumes and increased incentive compensation due to increased attainment percentages, partially offset by decreased selling and administrative expenses from other spending controls and $0.9 million as a result of the strategic decision to discontinue certain product lines selling under the Assembled Products brand in 2016 that were not profitable.

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

Seating Segment
	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$159,129	$161,050	$(1,921)	(1.2)%
Adjusted EBITDA	16,348	16,122	226	1.4
Adjusted EBITDA % of net sales	10.3%	10.0%	30 bps
For the year ended December 31, 2017, net sales were $159.1 million, a decrease of $1.9 million, or 1.2%, compared with $161.1 million for the year ended December 31, 2016. On a constant currency basis (net negative currency impact of $0.3 million for the year ended December 31, 2017), revenues decreased by $1.6 million for the year ended December 31, 2017. The decrease in net sales for the year ended December 31, 2017 was primarily due to decreases in volume in the turf care, motorcycle and power sports markets, partially offset by an increase in volume in the construction market and higher pricing.
For the year ended December 31, 2017, Adjusted EBITDA was $16.3 million (10.3% of net sales), compared to $16.1 million (10.0% of net sales) for the year ended December 31, 2016. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The increase in Adjusted EBITDA for the year ended December 31, 2017 was primarily due to savings in cost of goods sold and selling and administrative expenses resulting from the Company’s global cost reduction program, supply chain initiatives, improved pricing, and other spending controls, partially offset by decreased sales volume and operational inefficiencies resulting in higher material usage and increased freight costs.

	Year Ended December 31, 2016	Year Ended December 31, 2015	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$161,050	$176,792	$(15,742)	(8.9)%
Adjusted EBITDA	16,122	19,766	(3,644)	(18.4)
Adjusted EBITDA % of net sales	10.0%	11.2%	(120) bps
For the year ended December 31, 2016, net sales were $161.1 million, a decrease of $15.7 million, or 8.9%, compared with $176.8 million for the year ended December 31, 2015. On a constant currency basis (net negative currency impact of $0.7 million for the year ended December 31, 2016), revenues decreased by $15.0 million for the year ended December 31, 2016. The decrease in net sales was primarily due to decreases in volume in the motorcycle, turf care and construction markets as well as lower pricing, partially offset by a volume increase in the power sports market.
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

Acoustics Segment
	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$206,582	$249,919	$(43,337)	(17.3)%
Adjusted EBITDA	27,341	27,202	139	0.5
Adjusted EBITDA % of net sales	13.2%	10.9%	230 bps
For the year ended December 31, 2017, net sales were $206.6 million, a decrease of $43.3 million, or 17.3%, compared with $249.9 million for the year ended December 31, 2016. Changes in foreign currency exchange rates did not significantly impact net sales. The decrease was primarily due to lower overall North American vehicle demand and a significant decrease in demand for car platforms due to a shift from cars to light trucks and sport utility vehicles. The decrease was also due to $10.5 million of lower sales as a result of the sale of the Acoustics Europe business which was sold on August 30, 2017, lower sales volumes as a result of a net decrease in vehicle platforms, and nonrecurring 2016 sales volumes related to a competitor bankruptcy.
For the year ended December 31, 2017, Adjusted EBITDA was $27.3 million (13.2% of net sales), compared with $27.2 million (10.9% of net sales) for the year ended December 31, 2016. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The increase in Adjusted EBITDA for the year ended December 31, 2017 was primarily due to savings in cost of goods sold from lower labor costs and lower material usage costs from improved production efficiencies and supply chain initiatives and savings in selling and administrative expenses resulting from the Company’s global cost reduction programs and other spending controls. The increase in Adjusted EBITDA was partially offset by lower sales volumes, increased incentive compensation and $1.2 million due to the sale of the Acoustics Europe business which was sold on August 30, 2017.

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
For the year ended December 31, 2016, Adjusted EBITDA was $27.2 million (10.9% of net sales), compared to $27.5 million (12.6% of net sales) for the year ended December 31, 2015. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The decrease in Adjusted EBITDA for the year ended December 31, 2016 was primarily due to operational inefficiencies resulting in higher labor costs and material usage and lower pricing on existing platforms, partially offset by higher volumes on new platforms, lower raw material costs and savings in selling and administrative expenses resulting from the Company’s global cost reduction program, lower incentive compensation expense due to increased attainment percentages and other spend controls.

Corporate
	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase/(Decrease)
(in thousands, except percentages)			$	%
Adjusted EBITDA	$(13,486)	$(17,613)	$4,127	23.4%
Corporate expense is principally comprised of the costs of corporate operations, including the compensation and benefits of the Company’s executive team and personnel responsible for treasury, finance, insurance, legal, information technology, human resources, tax compliance and planning and the administration of employee benefits. Corporate expense also includes third party legal, audit, tax and other professional fees and expenses, board of directors compensation and expenses, and the operating costs of the corporate office.
The decrease of $4.1 million in corporate expense for the year ended December 31, 2017 compared to the prior year primarily resulted from $2.8 million of non-recurring third-party professional fees associated with investments in manufacturing and supply chain improvement initiatives incurred during the year ended December 31, 2016, the transition of the Company’s Chief Executive Officer and Chief Operating Officer and other spending controls, partially offset by increased incentive compensation due to increased attainment percentages.

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

Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of December 31, 2017, the Company had $48.9 million of available cash, $33.9 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $12.7 million available under short-term revolving loan facilities that the Company maintains outside the U.S. As of December 31, 2017, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $6.1 million. Included in the Company’s consolidated cash balance of $48.9 million at December 31, 2017 is cash of $24.3 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary or advisable by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities will provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures, debt service requirements, and investments in future growth to create value for our shareholders.
As of December 31, 2016, the Company had $40.9 million of available cash, $35.0 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $13.4 million available under short-term revolving loan facilities that the Company maintains outside the U.S. As of December 31, 2016, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $5.0 million. Included in the Company’s consolidated cash balance of $40.9 million at December 31, 2016 was $19.0 million of cash held at Jason’s non-U.S. operations.
Indebtedness
As of December 31, 2017, the Company’s total outstanding indebtedness of $401.5 million was comprised of aggregate term loans outstanding under its Senior Secured Credit Facilities of $378.8 million (net of a debt discount of $3.6 million and deferred financing costs of $5.6 million), various foreign bank term loans and revolving loan facilities of $21.8 million and capital lease obligations of $0.8 million. No amounts were outstanding under the revolving credit facility portion of the Senior Secured Credit Facilities as of December 31, 2017.
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
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $21.8 million as of December 31, 2017, including borrowings of $18.0 million incurred by the Company’s subsidiaries in Germany, and borrowings totaled $23.3 million as of December 31, 2016, including borrowings of $21.5 million incurred by the Company’s subsidiaries in Germany. The foreign debt obligations in Germany primarily relate to term loans within our finishing segment of $18.0 million at December 31, 2017 and $19.3 million at December 31, 2016. The German borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025.
Senior Secured Credit Facilities
General. On June 30, 2014 and as subsequently amended, Jason Incorporated, as the borrower, entered into (i) the First Lien Credit Agreement, dated as of June 30, 2014, with Jason Partners Holdings Inc., Jason Holdings, Inc. I, a wholly-owned subsidiary of Jason Partners Holdings Inc. (“Intermediate Holdings”), Deutsche Bank AG New York Branch, as administrative agent (the “First Lien Administrative Agent”), the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “First Lien Credit Agreement”) and (ii) the Second Lien Credit Agreement, dated as of June 30, 2014, with Jason Partners Holdings Inc., Intermediate Holdings, Deutsche Bank AG New York Branch, as administrative agent (the “Second Lien Administrative Agent”), the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”).
The First Lien Credit Agreement provides for (i) term loans in an aggregate principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $298.0 million is outstanding as of December 31, 2017, and (ii) a revolving loan of up to $40.0 million (including revolving loans, a $10.0 million swingline loan sublimit, and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the new first lien senior secured loan facilities (the “First Lien Credit Facilities”). The Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million, of which $90.0 million is outstanding as of December 31, 2017, under the new second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”).
The First Lien Term Loans mature in 2021, the Revolving Credit Facility matures in 2019, and the Second Lien Term Loans mature in 2022. The principal amount of the First Lien Term Loans amortizes in quarterly installments of $0.8 million, with the balance payable at maturity. Neither the Revolving Credit Facility nor the Second Lien Term Loans amortize, however each is repayable in full at maturity.
Security Interests. In connection with the Senior Secured Credit Facilities, Jason Partners Holdings Inc., Intermediate Holdings, Jason Incorporated and certain of Jason Incorporated’s subsidiaries (the “Subsidiary Guarantors”), entered into a (i) First Lien Security Agreement (the “First Lien Security Agreement”), dated as of June 30, 2014, in favor of the First Lien Administrative Agent and (ii) a Second Lien Security Agreement (the “Second Lien Security Agreement”, together with the First Lien Security Agreement, the “Security Agreements”), dated as of June 30, 2014, in favor of the Second Lien Administrative Agent. Pursuant to the Security Agreements, amounts borrowed under the Senior Secured Credit Facilities and any swap agreements and cash management arrangements provided by any lender party to the Senior Secured Credit Facilities or any of its affiliates are secured (i) with respect to the First Lien Credit Facilities, on a first priority basis and (ii) with respect to the Second Lien Term Facility, on a second priority basis, by a perfected security interest in substantially all of Jason Incorporated’s, Jason Partners Holdings Inc.’s, Intermediate Holdings’ and each Subsidiary Guarantor’s tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property and all of the capital stock of each of Jason Incorporated’s direct and indirect wholly-owned material Restricted Subsidiaries (as defined in the Credit Agreements) (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries). In addition, pursuant to the Credit Agreements, Jason Partners Holdings Inc., Intermediate Holdings and the Subsidiary Guarantors guaranteed amounts borrowed under the Senior Secured Credit Facilities.
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
Interest Rate Hedge Contracts. To manage exposure to fluctuations in interest rates, the Company entered into forward interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at December 31, 2017 and December 31, 2016. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the year ended December 31, 2017, the Company recognized $1.9 million of interest expense related to the Swaps. There was no interest expense recognized in 2016 and 2015. Based on current interest rates, the Company expects to recognize interest expense of $0.8 million related to the Swaps in 2018.
The fair values of the Company’s Swaps are recorded on the consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The net fair value of the Swaps was a net asset of $0.1 million at December 31, 2017 and a net liability of $2.0 million at December 31, 2016, respectively. See the amounts recorded on the consolidated balance sheets within the table below:

	December 31, 2017	December 31, 2016
Interest rate swaps:
Recorded in other assets - net	$537	$—
Recorded in other current liabilities	$(458)	$(1,916)
Recorded in other long-term liabilities	—	(133)
Total net asset (liability) derivatives designated as hedging instruments	$79	$(2,049)

Mandatory Prepayment. Subject to certain exceptions, the Senior Secured Credit Facilities are subject to mandatory prepayments in amounts equal to: (1) a percentage of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Jason Incorporated or any of its Restricted Subsidiaries (as defined in the Credit Agreements) in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from the issuance or incurrence of debt by Jason Incorporated or any of its Restricted Subsidiaries (other than indebtedness permitted by the Senior Secured Credit Facilities); and (3) 75% (with step-downs to 50%, 25% and 0% based upon achievement of specified consolidated first lien net leverage ratios under the First Lien Credit Facilities and specified consolidated total net leverage ratios under the Second Lien Term Facility) of annual excess cash flow, as defined, of Jason Incorporated and its Restricted Subsidiaries. Other than the payment of customary “breakage” costs, Jason Incorporated may voluntarily prepay outstanding loans at any time. Based on the provisions above, at December 31, 2017 and December 31, 2016, a mandatory excess cash flow prepayment of $2.5 million and $1.9 million, respectively, was included within the current portion of long-term debt in the consolidated balance sheets.
During 2017, the Company repurchased $20.0 million of Second Lien Term Loans for $16.8 million. In connection with the repurchase, the Company wrote off $0.4 million of previously unamortized debt discount and $0.4 million of previously unamortized deferred financing costs, which were recorded as a reduction to the gain on extinguishment of debt. The transactions resulted in a net gain of $2.4 million, which has been recorded within the consolidated consolidated statements of operations.
In the fourth quarter of 2017, the Company utilized $2.4 million of cash received during the third quarter from the sale of Acoustics Europe to retire foreign debt in Germany and incurred a $0.2 million prepayment fee, which was recorded as an offset to the gain on extinguishment of debt.
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
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed 25 percent, or $10.0 million, of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio of 4.50 to 1.00. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable. As of December 31, 2017 the consolidated first lien net leverage ratio was 3.93 to 1.00 on a pro forma trailing twelve-month basis calculated in accordance with the respective provisions of the Credit Agreements which exclude the Second Lien Term Loans from the calculation of net debt (numerator) and allow the inclusion of certain pro forma adjustments and exclusion of certain specified or nonrecurring costs and expenses in calculating Adjusted EBITDA (denominator). The aggregate outstanding amount of all revolving loans, swingline loans and certain letters of credit was less than 25 percent of revolving credit commitments at December 31, 2017. As of December 31, 2017, the Company was in compliance with the financial covenants contained in the Credit Agreements.
Events of Default. The Senior Secured Credit Facilities contain customary events of default, including nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; violation of a covenant; cross-default to material indebtedness; bankruptcy events; inability to pay debts or attachment; material unsatisfied judgments; actual or asserted invalidity of any security document; and a change of control. Failure to comply with these provisions of the Senior Secured Credit Facilities (subject to certain grace periods) could, absent a waiver or an amendment from the lenders under such agreement, restrict the availability of the Revolving Credit Facility and permit the acceleration of all outstanding borrowings under the Credit Agreements.
Series A Preferred Stock
Holders of the 49,665 shares of Series A Preferred Stock outstanding as of January 1, 2018 are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock.

The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the year ended December 31, 2017:

(in thousands, except share and per share amounts)
Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2017	November 15, 2016	$20.00	$900	899
April 1, 2017	February 15, 2017	$20.00	$918	915
July 1, 2017	May 15, 2017	$20.00	$936	931
October 1, 2017	August 15, 2017	$20.00	$955	952
On November 28, 2017, the Company announced a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on January 1, 2018 to holders of record on November 15, 2017. As of December 31, 2017, the Company has recorded the 968 additional Series A Preferred Stock shares declared for the dividend of $1.0 million within preferred stock in the consolidated balance sheets.
Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”), a non-GAAP measure, as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable as a percentage of net sales. NOWC as a percentage of trailing twelve month net sales was 13.7% as of December 31, 2017 and 12.8% as of December 31, 2016. The calculation of NOWC as a percentage of sales for December 31, 2017 excludes $22.9 million of trailing twelve month net sales relating to Acoustics Europe, which was sold on August 30, 2017. Set forth below is a table summarizing NOWC as of December 31, 2017 and December 31, 2016.

(in thousands)	December 31, 2017	December 31, 2016
Accounts receivable—net	68,626	77,837
Inventories	70,819	73,601
Accounts payable	(53,668)	(61,160)
NOWC	$85,777	$90,278
In overall dollar terms, the Company’s NOWC is generally lower at the end of the calendar year due to reduced sales activity around the holiday season. NOWC generally peaks at the end of the first quarter as the Company experiences high seasonal demand from certain customers, particularly those serving the motor sports, and lawn and garden equipment markets to fill the supply chain for the spring season. There are, however, variations in the seasonal demands from year to year depending on weather, customer inventory levels, and model year changes. The Company historically generates approximately 51%-54% of sales in the first half of the year.
Short-Term and Long-Term Liquidity Requirements
The Company’s ability to make principal and interest payments on borrowings under its U.S. and foreign credit facilities and its ability to fund planned capital expenditures will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory (including tax) and other conditions. Based on its current level of operations, the Company believes that its existing cash balances and expected cash flows from operations will be sufficient to meet its operating requirements for at least the next 12 months from the date of filing. However, the Company may require borrowings under its credit facilities and alternative forms of financings or investments to achieve its longer-term strategic plans.
Capital expenditures during the year ended December 31, 2017 were $15.9 million, or 2.4% of annual sales, for the year ended December 31, 2017. Capital expenditures for 2018 are expected to be approximately $17 million. The Company finances its annual capital requirements with funds generated from operations.
Warrant Repurchase
As of December 31, 2017, the Company had 13,993,773 warrants outstanding. Each outstanding warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $12.00 per share, subject to adjustment, at any time. The warrants will expire on June 30, 2019, or earlier upon redemption.
In February 2015, our Board of Directors authorized the purchase of up to $5.0 million of our outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the years ended December 31, 2017 and December 31, 2016.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands)
Cash flows provided by operating activities	$30,091	$35,117	$39,034
Cash flows provided by (used in) investing activities	715	(16,453)	(67,564)
Cash flows (used in) provided by financing activities	(24,278)	(12,843)	5,206
Effect of exchange rate changes on cash and cash equivalents	1,498	(904)	(3,011)
Net increase (decrease) in cash and cash equivalents	8,026	4,917	(26,335)
Cash and cash equivalents, beginning of period	40,861	35,944	62,279
Cash and cash equivalents, end of period	$48,887	$40,861	$35,944
Depreciation and amortization	$38,934	$44,041	$45,248
Capital expenditures	$15,873	$19,780	$32,786
Cash paid during the year for interest	$30,242	$28,717	$28,969
Cash paid during the year for income taxes, net of refunds	$6,843	$7,163	$4,349
Year Ended December 31, 2017 and Year Ended December 31, 2016
Cash Flows Provided by Operating Activities
For the year ended December 31, 2017, cash flows provided by operating activities were $30.1 million compared to $35.1 million for the year ended December 31, 2016, a decrease of $5.0 million. Changes in net operating working capital decreased operating cash flow by $8.8 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016, driven primarily by a higher level of cash generated from a reduction in working capital in 2016 as compared to 2017, partially offset by higher income exclusive of non cash items, in 2017. Higher working capital reductions in 2016 resulted from the billing and collection of prepaid customer tooling on new acoustics segment platforms along with higher inventory decreases and accounts payable increases, partially offset by higher accounts receivable reductions and accrued compensation increases in 2017.
Cash Flows Provided by (Used in) Investing Activities
Cash flows provided by investing activities was $0.7 million for the year ended December 31, 2017 compared to cash flows used in investing activities of $16.5 million for the year ended December 31, 2016. The change in cash flows provided by (used in) investing activities was primarily the result of proceeds on divestitures in 2017 of $7.9 million, lower capital expenditures of $3.9 million and increased proceeds from the sale of property, plant and equipment of $5.4 million. The increase in proceeds from the disposal of property, plant and equipment resulted from the building sale executed in connection with the sale leaseback of our Libertyville, Illinois facility and the sale of a building related to the closure of the finishing segment’s Richmond, Virginia facility in 2017.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $24.3 million for the year ended December 31, 2017 compared with cash flows used in financing activities of $12.8 million for the year ended December 31, 2016. The increase in cash flows used in financing activities was due to higher payments of $18.7 million on First and Second Lien term loans for the buyback of Second Lien debt during 2017 and $1.6 million lower proceeds from other long-term debt borrowings. This was offset by lower preferred stock dividend payments of $3.6 million due to all dividends in 2017 being paid in additional shares of Series A Preferred Stock and $5.3 million lower payments of other long-term debt.
Depreciation and Amortization
Depreciation and amortization totaled $38.9 million for the year ended December 31, 2017, compared with $44.0 million for the year ended December 31, 2016. Depreciation and amortization for the year ended December 31, 2017 is lower than incurred by the Company in the prior period primarily as a result of asset disposals from certain restructuring activities such as the closure of the Buffalo Grove, Ill. facility in the components segment in 2016, the wind down of the finishing segment’s facility in Brazil and the August 2017 divestiture of Acoustics Europe, in addition to the impact of lower capital expenditures in 2017 compared to prior periods.
Capital Expenditures
Capital expenditures totaled $15.9 million for the year ended December 31, 2017, compared with $19.8 million for the year ended December 31, 2016. The lower capital expenditures are primarily driven by a lower level of project activity in 2017 compared with 2016.

Cash Paid for Interest
Cash paid for interest totaled $30.2 million for the year ended December 31, 2017 and $28.7 million for the year ended December 31, 2016. The increase in cash paid for interest for the year ended December 31, 2017 primarily relates to $1.9 million paid in 2017 related to the Company’s interest rate swaps which were effective December 30, 2016.
Cash Paid for Income Taxes
Cash paid for income taxes net of refunds totaled $6.8 million for the year ended December 31, 2017 and $7.2 million for the year ended December 31, 2016.
Year Ended December 31, 2016 and Year Ended December 31, 2015
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities totaled $35.1 million for the year ended December 31, 2016 compared to $39.0 million for the year ended December 31, 2015. The cash flows provided by operating activities were primarily the result of the net loss of $78.1 million adjusted for non-cash items of $31.1 million related to depreciation, $12.9 million related to amortization of intangible assets, $3.0 million related to amortization of deferred financing costs and debt discounts, $63.3 million of impairment charges, and $0.9 million of losses on disposal of property, plant and equipment, as well as $2.1 million of cash dividends received from joint ventures. These changes were partially offset by $0.7 million in equity income, changes in deferred taxes of $14.1 million, and $0.8 million of share-based compensation. As compared to net loss adjusted for non-cash items and the dividends received from joint ventures for the year ended December 31, 2015, this resulted in decreased cash flows provided by operating activities of $12.1 million. Changes in working capital increased operating cash flow by $15.4 million for the year ended December 31, 2016, compared to $7.3 million for the year ended December 31, 2015, driven by business levels and working capital reduction actions across business segments.
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
Depreciation and Amortization
Depreciation and amortization totaled $44.0 million for the year ended December 31, 2016, compared with $45.2 million for the year ended December 31, 2015. Depreciation and amortization is slightly lower for the year ended December 31, 2016 as a result of lower amortization due to the impairment of certain seating segment intangible assets during the fourth quarter of 2015, partially offset by higher depreciation due to capital expenditures and the acquisition of DRONCO.
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
Commitments and Contractual Obligations
The following table presents the Company’s commitments and contractual obligations as of December 31, 2017, as well as its long-term obligations (in thousands):

		Payments Due by Period
	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt obligations under U.S. credit agreement	$388,025	$5,599	$6,200	$376,226	$—
Other long-term debt obligations	21,795	3,846	7,175	5,860	4,914
Interest payments on long-term debt obligations(1)	108,343	28,872	56,523	22,787	161
Capital lease obligations(2)	840	259	581	—	—
Operating lease obligations(3)	60,703	10,243	17,447	15,187	17,826
Purchase obligations(4)	786	653	133	—	—
Multiemployer and UK pension obligations(5)	3,325	382	763	763	1,417
Total before other long-term liabilities	$583,817	$49,854	$88,822	$420,823	$24,318
Other long-term liabilities(6)	18,960
Total	$602,777

(1)
Amounts represent the expected cash payments of interest expense on all long-term debt obligations and were calculated using interest rates in place as of December 31, 2017 and assuming that the underlying debt obligations will be repaid in accordance with their terms.

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

(5)	Represents contributions required with respect to the former Morton multiemployer pension plan as a result of the withdrawal from the plan and required contributions to the pension plan in the UK.

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

Off-Balance Sheet Arrangements
The Company leases certain machinery, transportation equipment and office, warehouse and manufacturing facilities under various operating lease agreements. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. See Note 10, “Leases”, in the notes to the consolidated financial statements and the “Contractual Obligations” table above for further information.
The Company had outstanding letters of credit totaling $6.1 million, $5.0 million, and $4.6 million as of December 31, 2017, 2016 and 2015, respectively, the majority of which secure self-insured workers compensation liabilities.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Although the Company has listed a number of accounting policies below which it believes to be the most critical, the Company also believes that all of its accounting policies are important to the reader. Therefore, see Note 1, “Summary of Significant Accounting Policies”, of the accompanying consolidated financial statements of the Company appearing elsewhere in this Annual Report.
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
Impairment of goodwill is measured by comparing the fair value of a reporting unit to the carrying value of the reporting unit, including goodwill. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The Company also uses a market approach, in which the fair values of comparable public companies are used in determining an estimated fair value for each reporting unit.
If the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.
The Company performed its annual goodwill impairment test in the fourth quarter of 2017 and determined that the fair value of the finishing reporting unit, the only reporting unit with a recorded goodwill balance, exceeded the carrying value of the reporting unit by over 15%. In connection with the goodwill impairment test, the Company engaged a third-party valuation firm to assist management with determining the fair value estimate for the reporting unit. The fair value of the reporting unit is determined using a weighted average of an income approach primarily based on the Company’s three year strategic plan and a market approach based on implied valuation multiples of public company peer groups for each reporting unit. Both approaches are generally deemed equally relevant in determining reporting unit enterprise value, and as a result, weightings of 50 percent were used for each. This fair value determination was categorized as Level 3 in the fair value hierarchy.
    In connection with obtaining an independent third-party valuation, management provided certain information and assumptions that were utilized in the fair value calculation. Significant assumptions used in determining reporting unit fair value include forecasted cash flows, revenue growth rates, adjusted EBITDA margins, weighted average cost of capital (discount rate), assumed tax treatment of a future sale of the reporting unit, terminal growth rates, capital expenditures, sales and EBITDA multiples used in the market approach, and the weighting of the income and market approaches. A change in any of these assumptions, individually or in the aggregate, or future financial performance that is below management expectations may result in the carrying value of this reporting unit exceeding its fair value, and goodwill and amortizable intangible assets could be impaired. See Note 8, “Goodwill and Other Intangible Assets”, of the accompanying consolidated financial statements for further discussion.
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
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act also adds many new provisions including changes to bonus depreciation and the deductions for executive compensation and interest expense, among others. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. See further discussion of the Tax Reform Act within “Consolidated Results of Operations” above and Note 14, “Income Taxes”, of the accompanying consolidated financial statements for further discussion.
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
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $206.9 million, or 32%, of our sales originated in a currency other than the U.S. dollar for the year ended December 31, 2017. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the year ended December 31, 2017, sales denominated in Euros approximated $127 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $12.7 million, respectively, and our net loss would increase or decrease by approximately $0.1 million, respectively. The net assets and liabilities of our non-U.S. subsidiaries, which totaled approximately $146.0 million as of December 31, 2017, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive loss at December 31, 2017 resulted in a decrease to shareholders’ equity of $18.6 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled over an extended period, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of December 31, 2017, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of December 31, 2017, long-term debt denominated in currencies other than the USD totaled $19.5 million.
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
As of December 31, 2017, the Company has entered into various interest rate swaps in order to mitigate a portion of the variable rate interest exposure. The Company is counterparty to certain interest rate swaps with a total notional amount of $210.0 million entered into in November 2015 in order to mitigate a portion of the variable rate interest exposure. These swaps are scheduled to mature in June 2020. Under the terms of the agreement, the Company swapped three month LIBOR rates for a fixed interest rate, resulting in the payment of a fixed LIBOR rate of 2.08% on a notional amount of $210.0 million.
Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering (“VAVE”) initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of December 31, 2017, the Company did not have any commodity hedging instruments in place.

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
The following table presents our unaudited quarterly results of operations for the eight quarters in fiscal 2017 and fiscal 2016. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our consolidated financial position and operating results for the quarters presented.

	1Q	2Q(1)	3Q	4Q	Full Year
(in thousands, except percentages)	2017	2017	2017	2017	2017
Net sales	$175,193	$172,477	$155,430	$145,516	$648,616
Gross profit	34,609	35,644	31,973	28,626	130,852
Loss on divestiture	—	(7,888)	(842)	—	(8,730)
Net (loss) income	(493)	(4,737)	(1,601)	2,358	(4,473)
Less net income attributable to noncontrolling interests	5	—	—	—	5
Net (loss) income attributable to Jason Industries	(498)	(4,737)	(1,601)	2,358	(4,478)
Accretion of preferred stock dividends and redemption premium	918	936	955	974	3,783
Net (loss) income available to common shareholders of Jason Industries	$(1,416)	$(5,673)	$(2,556)	$1,384	$(8,261)
Net (loss) income per share available to common shareholders of Jason Industries:
Basic	$(0.05)	$(0.22)	$(0.10)	$0.05	$(0.32)
Diluted	(0.05)	(0.22)	(0.10)	0.05	(0.32)
Weighted average number of common shares outstanding:
Basic	25,784	26,042	26,241	26,255	26,082
Diluted	25,784	26,042	26,241	26,785	26,082

	1Q	2Q	3Q	4Q	Full Year
(in thousands, except percentages)	2016	2016	2016	2016	2016
Net sales	$190,974	$185,687	$170,108	$158,750	$705,519
Gross profit	37,791	37,039	30,847	25,430	131,107
Impairment charges	—	—	—	63,285	63,285
Net loss	(3,088)	(2,454)	(2,547)	(69,964)	(78,053)
Less net loss attributable to noncontrolling interests	(510)	(400)	(415)	(9,493)	(10,818)
Net loss attributable to Jason Industries	(2,578)	(2,054)	(2,132)	(60,471)	(67,235)
Accretion of preferred stock dividends and redemption premium	900	900	900	900	3,600
Net loss available to common shareholders of Jason Industries	$(3,478)	$(2,954)	$(3,032)	$(61,371)	$(70,835)
Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.16)	$(0.13)	$(0.13)	$(2.70)	$(3.15)
Weighted average number of common shares outstanding:
Basic and diluted	22,388	22,395	22,499	22,758	22,507

(1)
The second quarter of 2017 includes revision adjustments for a $1.2 million error in the loss on divestiture related to the calculation of the write down of the Company’s Acoustics European operations and a $0.1 million error for the understatement of depreciation expense for the second quarter ended June 30, 2017. The adjustments decreased gross profit by $0.1 million, increased the loss on divestiture by $1.2 million and increased the net loss, net loss attributable to Jason Industries and net loss available to common shareholders of Jason Industries by $1.3 million. See Note 2, “Revision of Previously Reported Financial Information”.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Jason Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jason Industries, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Milwaukee, WI
March 1, 2018

We have served as the Company or its predecessors’ auditor since 1985.

Jason Industries, Inc. Consolidated Statements of Operations (In thousands, except per share amounts)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Net sales	$648,616	$705,519	$708,366
Cost of goods sold	517,764	574,412	561,076
Gross profit	130,852	131,107	147,290
Selling and administrative expenses	103,855	113,797	129,371
Impairment charges	—	63,285	94,126
(Gain) loss on disposals of property, plant and equipment - net	(759)	880	109
Restructuring	4,266	7,232	3,800
Transaction-related expenses	—	—	886
Operating income (loss)	23,490	(54,087)	(81,002)
Interest expense	(33,089)	(31,843)	(31,835)
Gain on extinguishment of debt	2,201	—	—
Equity income	952	681	884
Loss on divestiture	(8,730)	—	—
Other income - net	319	900	97
Loss before income taxes	(14,857)	(84,349)	(111,856)
Tax benefit	(10,384)	(6,296)	(22,255)
Net loss	$(4,473)	$(78,053)	$(89,601)
Less net gain (loss) attributable to noncontrolling interests	5	(10,818)	(15,143)
Net loss attributable to Jason Industries	$(4,478)	$(67,235)	$(74,458)
Accretion of preferred stock dividends and redemption premium	3,783	3,600	3,600
Net loss available to common shareholders of Jason Industries	$(8,261)	$(70,835)	$(78,058)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.32)	$(3.15)	$(3.53)
Weighted average number of common shares outstanding:
Basic and diluted	26,082	22,507	22,145
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Statements of Comprehensive Income (Loss) (In thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Net loss	$(4,473)	$(78,053)	$(89,601)
Other comprehensive income (loss):
Employee retirement plan adjustments, net of tax expense (benefit) of $73, ($95), and $18, respectively	373	(624)	461
Foreign currency translation adjustments	10,542	(4,787)	(11,560)
Net change in unrealized gains (losses) on cash flow hedges, net of tax expense (benefit) of $814, ($659), and ($126), respectively	1,317	(1,064)	(202)
Total other comprehensive income (loss)	12,232	(6,475)	(11,301)
Comprehensive income (loss)	7,759	(84,528)	(100,902)
Less: Comprehensive income (loss) attributable to noncontrolling interests	43	(11,870)	(17,053)
Comprehensive income (loss) attributable to Jason Industries	$7,716	$(72,658)	$(83,849)
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Balance Sheets (In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$48,887	$40,861
Accounts receivable - net of allowances for doubtful accounts of $2,959 and $3,392 at 2017 and 2016, respectively	68,626	77,837
Inventories - net	70,819	73,601
Other current assets	15,655	17,866
Total current assets	203,987	210,165
Property, plant and equipment - net	154,196	177,823
Goodwill	45,142	42,157
Other intangible assets - net	131,499	144,258
Other assets - net	11,499	9,433
Total assets	$546,323	$583,836
Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Current portion of long-term debt	$9,704	$8,179
Accounts payable	53,668	61,160
Accrued compensation and employee benefits	17,433	13,207
Accrued interest	276	191
Other current liabilities	19,806	24,807
Total current liabilities	100,887	107,544
Long-term debt	391,768	416,945
Deferred income taxes	25,699	42,608
Other long-term liabilities	22,285	19,881
Total liabilities	540,639	586,978
Commitments and Contingencies (Note 17)
Shareholders' Equity (Deficit)
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 49,665 shares issued and outstanding at December 31, 2017, including 968 shares declared on November 28, 2017 and issued on January 1, 2018, and 45,899 shares issued and outstanding at December 31, 2016, including 899 shares declared on December 15, 2016 and issued on January 1, 2017)	$49,665	$45,899
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized, 25,966,381 shares issued and outstanding at December 31, 2017 and 24,802,196 shares issued and outstanding at December 31, 2016)	3	2
Additional paid-in capital	143,788	144,666
Retained deficit	(167,710)	(163,232)
Accumulated other comprehensive loss	(20,062)	(30,372)
Shareholders' equity (deficit) attributable to Jason Industries	5,684	(3,037)
Noncontrolling interests	—	(105)
Total shareholders' equity (deficit)	5,684	(3,142)
Total liabilities and shareholders' equity (deficit)	$546,323	$583,836

The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Statements of Shareholders’ Equity (Deficit) (In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity (Deficit) Attributable to Jason Industries, Inc.	Noncontrolling Interests		Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	45	$45,000	21,991	$2	$140,312	$(21,539)	$(12,065)	$151,710	$30,965		$182,675
Dividends declared	—	—	—	—	(3,600)	—	—	(3,600)	—		(3,600)
Share-based compensation	—	—	515	—	7,969	—	—	7,969	—		7,969
Tax withholding related to vesting of restricted stock units	—	—	(211)	—	(1,148)	—	—	(1,148)	—		(1,148)
Net loss	—	—	—	—	—	(74,458)	—	(74,458)	(15,143)		(89,601)
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	383	383	78		461
Foreign currency translation adjustments	—	—	—	—	—	—	(9,606)	(9,606)	(1,954)		(11,560)
Net changes in unrealized losses on cash flow hedges							(168)	(168)	(34)		(202)
Balance at December 31, 2015	45	45,000	22,295	2	143,533	(95,997)	(21,456)	71,082	13,912		84,994
Dividends declared	1	899	—	—	(3,600)	—	—	(2,701)	—		(2,701)
Share-based compensation	—	—	149	—	(752)	—	—	(752)	—		(752)
Tax withholding related to vesting of restricted stock units	—	—	(44)	—	(155)	—	—	(155)	—		(155)
Net loss	—	—	—	—	—	(67,235)		(67,235)	(10,818)		(78,053)
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	(540)	(540)	(84)		(624)
Foreign currency translation adjustments	—	—	—	—	—	—	(4,013)	(4,013)	(774)		(4,787)
Net changes in unrealized losses on cash flow hedges, net of tax	—	—	—	—	—	—	(870)	(870)	(194)		(1,064)
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.			2,402		5,640		(3,493)	2,147	(2,147)		—
Balance at December 31, 2016	46	45,899	24,802	2	144,666	(163,232)	(30,372)	(3,037)	(105)	—	(3,142)
Dividends declared	4	3,766	—	—	(3,783)	—	—	(17)	—		(17)
Share-based compensation	—	—	106	—	1,119	—	—	1,119	—		1,119
Tax withholding related to vesting of restricted stock units	—	—	(26)	—	(35)	—	—	(35)	—		(35)
Net loss	—	—	—	—	—	(4,478)	—	(4,478)	5		(4,473)
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	373	373	—		373
Foreign currency translation adjustments	—	—	—	—	—	—	10,506	10,506	36		10,542
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	—	—	1,315	1,315	2		1,317
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	—	—	1,084	1	1,821	—	(1,884)	(62)	62		—
Balance at December 31, 2017	50	$49,665	25,966	$3	$143,788	$(167,710)	$(20,062)	$5,684	$—		$5,684

The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Cash flows from operating activities
Net loss	$(4,473)	$(78,053)	$(89,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	26,260	31,120	31,160
Amortization of intangible assets	12,674	12,921	14,088
Amortization of deferred financing costs and debt discount	2,943	3,008	3,008
Impairment charges	—	63,285	94,126
Equity income	(952)	(681)	(884)
Deferred income taxes	(17,345)	(14,112)	(28,223)
(Gain) loss on disposals of property, plant and equipment - net	(759)	880	109
Gain on extinguishment of debt	(2,201)	—	—
Loss on divestiture	8,730	—	—
Transaction fees on divestiture	(932)	—	—
Dividends from joint ventures	—	2,068	—
Share-based compensation	1,119	(752)	7,969
Net increase (decrease) in cash due to changes in:
Accounts receivable	6,997	(85)	1,954
Inventories	3,804	5,862	5,034
Other current assets	1,464	7,346	(3,820)
Accounts payable	(7,897)	5,886	(1,473)
Accrued compensation and employee benefits	5,946	(5,449)	4,169
Accrued interest	98	117	(121)
Accrued income taxes	473	2,263	487
Other - net	(5,858)	(507)	1,052
Total adjustments	34,564	113,170	128,635
Net cash provided by operating activities	30,091	35,117	39,034

Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	8,809	3,413	232
Payments for property, plant and equipment	(15,873)	(19,780)	(32,786)
Proceeds from divestitures, net of cash divested and debt assumed by buyer	7,883	—	—
Acquisitions of business, net of cash acquired	—	—	(34,763)
Acquisitions of patents	(104)	(86)	(247)
Net cash provided by (used in) investing activities	715	(16,453)	(67,564)

Cash flows from financing activities
Payments of First and Second Lien term loans	(21,826)	(3,100)	(3,100)
Proceeds from other long-term debt	8,596	10,150	19,282
Payments of other long-term debt	(10,816)	(16,138)	(6,228)
Payments of preferred stock dividends	(12)	(3,600)	(3,600)
Other financing activities - net	(220)	(155)	(1,148)
Net cash (used in) provided by financing activities	(24,278)	(12,843)	5,206
Effect of exchange rate changes on cash and cash equivalents	1,498	(904)	(3,011)
Net increase (decrease) in cash and cash equivalents	8,026	4,917	(26,335)

Cash and cash equivalents, beginning of period	40,861	35,944	62,279
Cash and cash equivalents, end of period	$48,887	$40,861	$35,944
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$30,242	$28,717	$28,969
Income taxes, net of refunds	$6,843	$7,163	$4,349
Non-cash investing activities
Property, plant and equipment acquired through additional liabilities	$1,179	$1,891	$1,765
Non-cash financing activities:
Accretion of preferred stock dividends	$6	$1	$900
Non-cash preferred stock created from dividends declared	$3,766	$899	$—
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	$62	$(2,147)	$—
Buyer assumption of debt from divestiture	$2,950	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1.	Summary of Significant Accounting Policies
Description of business: Jason Industries, Inc. and its subsidiaries (collectively, the “Company”) is a global industrial manufacturing company with four reportable segments: finishing, components, seating and acoustics. The segments have operations within the United States and 13 foreign countries. The Company’s finishing segment focuses on the production of industrial brushes, polishing buffs and compounds, and abrasives that are used in a broad range of industrial and infrastructure applications. The components segment is a diversified manufacturer of expanded and perforated metal components, slip resistant surfaces and subassemblies for smart utility meters. The seating segment supplies seating solutions to equipment manufacturers in the motorcycle, lawn and turf care, industrial, agricultural, construction and power sports end markets. The acoustics segment manufactures engineered non-woven, fiber-based acoustical products for the automotive industry.
The Company was originally incorporated in Delaware on May 31, 2013 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. On June 30, 2014, the Company consummated its business combination with Jason Partners Holdings Inc. (“Jason”) pursuant to the stock purchase agreement, dated as of March 16, 2014, which provided for the acquisition of all of the capital stock of Jason by the Company (the “Business Combination”).
Basis of presentation: The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2017, the Company’s fiscal quarters were comprised of the three months ended March 31, June 30, September 29, and December 31. In 2016, the Company’s fiscal quarters were comprised of the three months ended April 1, July 1, September 30, and December 31.
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
Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2017 and 2016, book overdrafts of approximately $4.7 million and $5.5 million, respectively, are included in accounts payable within the accompanying consolidated balance sheets. These amounts are held in accounts in which the Company has no right of offset with other cash balances.
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
Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are valued at the lower of cost or net realizable value and adjusted for the value of inventory that is estimated to be excess, obsolete or otherwise unmarketable. The estimation of excess, obsolete and unmarketable inventory is based on a variety of factors, including material or product age, estimated usage and estimated market demand. The first-in, first-out (“FIFO”) method is used to determine cost for all of the Company’s inventories.
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
Impairment of goodwill is measured by comparing the fair value of a reporting unit to the carrying value of the reporting unit, including goodwill. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The Company also uses a market approach, in which the fair values of comparable public companies are used in determining an estimated fair value for each reporting unit.
If the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company is subject to financial statement risk in the event that goodwill becomes impaired. See Note 8, “Goodwill and Other Intangible Assets” for further discussion regarding the results of the Company’s goodwill impairment testing.
Investments in partially-owned affiliates: The Company has investments in joint ventures located in Asia. These joint ventures are part of the finishing segment and are accounted for using the equity method of accounting. As of December 31, 2017 and 2016, the Company’s investment in these joint ventures was $6.1 million and $4.8 million, respectively, and is included in other assets-net in the consolidated balance sheets. Equity income is presented separately on the consolidated statements of operations.
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
Share-based payments: The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for equity instruments of the Company that may be settled by the issuance of such equity instruments. Share-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes share-based compensation cost over the award’s requisite service period on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance conditions. Forfeitures are recognized within compensation expense in the period the forfeitures are incurred. The Company recognizes a tax (provision)/benefit from share-based compensation (income)/expense in the consolidated statements of operations in the period the share-based compensation (income)/expense is incurred. See Note 12, “Share Based Compensation” for further information regarding share-based compensation.
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
The carrying amounts within the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $398.4 million and $365.8 million as of December 31, 2017 and 2016, respectively. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.
The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy and therefore the Company’s derivatives are classified within Level 2. See Note 9, “Debt and Hedging Instruments” for further information regarding derivatives held by the Company.
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
Derivative financial instruments: The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in equity as a component of comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income (loss), net of deferred income taxes. Changes in fair value of derivatives not qualifying as hedges are reported in income. Cash flows from derivatives that are accounted for as cash flow or fair value hedges are included in the consolidated statements of cash flows in the same category as the item being hedged. The Company’s policy is to enter into derivatives with creditworthy institutions and not to enter into such derivatives for speculative purposes. See Note 9, “Debt and Hedging Instruments” for further information regarding derivatives held by the Company.
Foreign currency translation: Assets and liabilities of the Company’s foreign subsidiaries, whose respective functional currencies are other than the U.S. dollar, are translated at year-end exchange rates while revenues and expenses are translated at average exchange rates. Resultant gains and losses are reflected within accumulated other comprehensive loss within the accompanying consolidated statements of shareholders’ equity (deficit).
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

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Product warranties: The Company offers warranties on the sales of certain of its products and records accruals for estimated future claims. Such accruals are established based on an evaluation of historical warranty experience and management’s estimate of the level of future claims.
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
Research and development costs: Research and development costs consist of engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $3.6 million in the year ended December 31, 2017, $4.2 million in the year ended December 31, 2016, and $5.0 million in the year ended December 31, 2015.
Advertising costs: Advertising costs are charged to selling and administrative expenses as incurred and were $1.8 million in the year ended December 31, 2017, $1.9 million in the year ended December 31, 2016, and $2.7 million in the year ended December 31, 2015.
Transaction-related expenses: The Company recognized no transaction-related expenses in the years ended December 31, 2017 and 2016 and $0.9 million in the year ended December 31, 2015 related to the acquisition of DRONCO. The transaction-related expenses were recognized as incurred in accordance with the applicable accounting guidance.
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
During the years ended December 31, 2017, 2016, and 2015 the Company had no individual customers at or above 10% of consolidated net sales. At December 31, 2017, one customer accounted for greater than 10% of the Company’s consolidated accounts receivable balance; this customer accounted for 13% of the consolidated balance and is served by the acoustics segment. At December 31, 2016, two customers accounted for greater than 10% of the Company’s consolidated accounts receivable balance; these customers each accounted for 12% of the consolidated balance and both customers are served by the acoustics segment.
Revision of previously reported financial information: Certain prior period amounts within the consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated balance sheets, consolidated statements of shareholders’ equity (deficit) and operating activities in the consolidated statements of cash flows have been revised for an error identified in the third quarter of 2017. See Note 2, “Revision of Previously Reported Financial Information” for further information regarding the revision of previously reported financial information.
Recently issued accounting standards
Accounting standards adopted in the current fiscal year
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under ASU 2015-11, inventory is measured at the “lower of cost and net realizable value” and options that formerly existed for “market value” were eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. The Company adopted ASU 2015-11 effective January 1, 2017 on a prospective basis. There was an insignificant impact to the reported consolidated financial statements for the year ended December 31, 2017 as a result of adoption of this standard.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which provides guidance on eight specific cash flow classification issues. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Company has adopted this standard for the year ended December 31, 2017 and has determined that there was no impact to the consolidated statement of cash flows related to any previously reported period as a result of this adoption.
In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 320): Restricted Cash" ("ASU 2016-18"), which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. This new guidance requires a retrospective adoption approach. For comparative purposes in the third quarter of 2018, ASU 2016-18 will require the inclusion of $2.4 million of restricted cash recorded within other assets-net on the consolidated balances sheets at September 29, 2017 to be included as part of total cash and cash equivalents within the consolidated statements of cash flows instead of recording the restricted cash as an investing cash outflow. The Company has adopted this standard effective for the year ended December 31, 2017 and other than the third quarter of 2017, has determined that this standard will have no impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”).  This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment.  Under the new guidance, the amount of goodwill impairment will be determined by the amount the carrying value of the reporting unit exceeds its fair value.  ASU 2017-04 is required to be applied on a prospective basis.  The Company adopted ASU 2017-04 effective January 1, 2017. The adoption of this standard did not impact the Company’s consolidated financial statements for the year ended December 31, 2017, as no interim triggering events or indicators of potential impairment were identified. The Company performed its annual goodwill impairment test as of September 30, 2017 and concluded that there was no impairment.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). This standard clarifies when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of a change in terms or conditions. No other changes were made to the current guidance on stock compensation. ASU 2017-09 is required to be applied on a prospective basis. The Company adopted ASU 2017-09 effective April 1, 2017. The adoption of this standard did not impact the Company’s consolidated financial statements for the year ended December 31, 2017.
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

The Company will adopt this standard using modified retrospective transition method effective January 1, 2018, and does not expect the adoption to have a material impact on the financial statements. The Company has assessed the impact of the guidance across all of our revenue streams by reviewing the Company’s contract portfolio, comparing its historical accounting policies and practices to the requirements of the new guidance, and identifying potential differences from applying the requirements of the new guidance to its contracts. There were two key focus areas during the assessment process. There are certain production parts in our finishing and seating segments that are highly customized with no alternative use and for which the Company has an enforceable right to payment with a reasonable margin under the terms of the contract for which we will recognize revenue over time as parts are manufactured. Additionally, the Company has concluded that contracts that provide for future product discounts do not represent a material right under the new guidance as the agreed upon price is representative of the stand-alone market price, and thus will not impact revenue recognition upon adoption of the standard. The Company will recognize the cumulative effect of adoption as an adjustment to opening retained earnings at the date of initial application and does not anticipate the cumulative adjustment will be material.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for interim and annual periods beginning after December 15, 2017. The Company intends to adopt this standard at the beginning of its 2018 fiscal year and has determined that this standard will not have a significant impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes new accounting and disclosure requirements for leases. This standard requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. This standard must be applied using a modified retrospective approach, which requires recognition and measurement of leases at the beginning of the earliest period presented with certain practical expedients available. The Company is in the process of analyzing the impact of the guidance on our inventory of lease contracts and currently intends to adopt the standard in the first quarter of fiscal 2019.  The Company expects this ASU to have a material impact on its consolidated financial statements upon recognition of the lease liability and right-of-use asset for lease contracts which are currently accounted for as operating leases.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”).  This standard requires the presentation of the service cost component of net periodic pension and postretirement benefit costs (“Pension Costs”) within operations and all other components of Pension Costs outside of income from operations within the Company’s consolidated statements of operations.  In addition, only the service cost component of Pension Costs will be allowed for capitalization as an asset within the Company’s consolidated balance sheets.  ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The standard is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of Pension Costs and on a prospective basis for the capitalization of the service cost component of Pension Costs.  The Company intends to adopt this standard at the beginning of its 2018 fiscal year and has determined that this standard will not have a significant impact on its consolidated financial statements.
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

2.	Revision of Previously Reported Financial Information
During the third quarter of 2017, the Company identified an error in the cost of goods sold presented in the consolidated financial statements impacting the year ended December 31, 2016. The error resulted in the understatement of recorded depreciation expense of $0.5 million in the year ended December 31, 2016.
While the impact of the error is not material to the previously reported financial statements, the Company has revised its previously issued consolidated financial statements. Amounts throughout the consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The impact of the required correction to the consolidated statements of operations and comprehensive income (loss) were as follows:

	For the Year Ended December 31, 2016
	As Reported	Adjustments	As Revised
Cost of goods sold	$573,917	$495	$574,412
Gross profit	131,602	(495)	131,107
Operating loss	(53,592)	(495)	(54,087)
Loss before income taxes	(83,854)	(495)	(84,349)
Tax benefit	(6,157)	(139)	(6,296)
Net loss	(77,697)	(356)	(78,053)
Net loss attributable to Jason Industries	(66,879)	(356)	(67,235)
Net loss available to common shareholders of Jason Industries	(70,479)	(356)	(70,835)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	(3.13)	(0.02)	(3.15)

Comprehensive loss	(84,172)	(356)	(84,528)
Comprehensive loss attributable to Jason Industries	(72,302)	(356)	(72,658)
The impact of the required correction to the consolidated balance sheet was as follows:

	December 31, 2016
	As Reported	Adjustments	As Revised
Property, plant and equipment - net	$178,318	$(495)	$177,823
Total assets	584,331	(495)	583,836
Deferred income taxes	42,747	(139)	42,608
Total liabilities	587,117	(139)	586,978
Retained deficit	(162,876)	(356)	(163,232)
Shareholders' deficit attributable to Jason Industries	(2,681)	(356)	(3,037)
Total shareholders' deficit	(2,786)	(356)	(3,142)
Total liabilities and shareholders' deficit	584,331	(495)	583,836
The above revisions did not impact total net cash provided by (used in) operating, investing or financing activities within the consolidated statements of cash flows for any previous period. Other than the adjustments to net loss for the year ended ended December 31, 2016, which impacted recorded retained deficit, shareholders' deficit attributable to Jason Industries and total shareholders' deficit, there were no other impacts to the consolidated statements of shareholders' equity (deficit). There was no impact to the Company's previously reported “segment” Adjusted EBITDA for the year ended December 31, 2016.

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
For the year ended December 31, 2015, the Company recognized $0.9 million of acquisition-related costs related to DRONCO and these costs are included in the consolidated statements of operations as “Transaction-related expenses”. For the years ended December 31, 2016 and 2015, $38.5 million and $24.1 million, respectively, of net sales from DRONCO were included in the Company’s consolidated statements of operations.
Pro forma historical results of operations related to the acquisition of DRONCO have not been presented as they are not material to the Company’s consolidated statements of operations.

4.	Divestiture
On August 30, 2017, the Company completed the divestiture of its European operations within the acoustics segment located in Germany (“Acoustics Europe”) for a net purchase price of $8.1 million, which included cash of $0.2 million, long-term debt assumed by the buyer of $3.0 million and other purchase price adjustments. The divestiture resulted in an 8.7 million pre-tax loss.
Acoustics Europe had net sales of $32.9 million for the year ended December 31, 2016 and $22.9 million for the eight months ended August 30, 2017, the date of closing. The divestiture reduced the Company’s non-core revenue within the European automotive market and has allowed it to focus on margin expansion and growth in the core North American automotive market. The Company determined that the divestiture did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and as such, has continued to report the results of Acoustics Europe within continuing operations in the consolidated statements of operations.

5.	Restructuring Costs
On March 1, 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program (the “2016 program”). The 2016 program, as used herein, refers to costs related to various restructuring activities across business segments. This includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities were ongoing throughout the years ended December 31, 2016 and 2017 and are expected to be completed by the end of 2018.
For the year ended December 31, 2015, the Company incurred certain restructuring costs related to changes to its worldwide manufacturing footprint. These actions resulted in charges relating to employee severance and other related charges, such as exit costs for the consolidation and closure of plant facilities, employee relocation and lease termination costs. These costs related to decisions that preceded the 2016 program and are therefore not considered to be part of such plan. For the year ended December 31, 2015, the Company incurred $1.6 million in severance costs, $1.2 million in lease termination costs and $1.0 million in other costs. The Company did not incur any material charges related to 2015 restructuring activities for the year ended December 31, 2017, and no additional costs are expected for such restructuring activities.
The following table presents the restructuring costs recognized by the Company under the 2016 program by reportable segment. The 2016 program began in the first quarter of 2016 and as such, the cumulative restructuring charges represent the charges incurred since the inception of the 2016 program through the year ended December 31, 2017. The other costs incurred under the 2016 program for the year ended December 31, 2017 primarily includes charges related to the consolidation of two U.S. plants within the components segment, exit costs related to the wind down of the finishing segment’s facility in Brazil and the consolidation of two U.S. plants within the finishing segment and for the year ended December 31, 2016 primarily includes charges related to the closure of a facility within the components segment and a loss contingency for certain employment matters claims associated with the wind down of the finishing segment’s Brazil facility. Based on the announced restructuring actions to date, the Company expects to incur a total of approximately $14.1 million under the 2016 program. Restructuring costs are presented separately on the consolidated statements of operations.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

2016 Program	Finishing	Components	Seating	Acoustics	Corporate	Total
Restructuring charges - year ended December 31, 2017:
Severance costs	$1,178	$58	$(17)	$(38)	$(9)	$1,172
Lease termination costs	88	—	—	172	—	260
Other costs	1,235	1,276	—	323	—	2,834
Total	$2,501	$1,334	$(17)	$457	$(9)	$4,266

Restructuring charges - year ended December 31, 2016:
Severance costs	$3,287	$378	$76	$977	$597	$5,315
Lease termination costs	344	—	—	—	—	344
Other costs	1,003	514	—	56	—	1,573
Total	$4,634	$892	$76	$1,033	$597	$7,232

Cumulative restructuring charges - year ended December 31, 2017:
Severance costs	$4,465	$436	$59	$939	$588	$6,487
Lease termination costs	432	—	—	172	—	604
Other costs	2,238	1,790	—	379	—	4,407
Total	$7,135	$2,226	$59	$1,490	$588	$11,498
In addition to the restructuring costs described above, the Company incurred for the year ended December 31, 2016, approximately $1.4 million of additional charges related to the wind down of the finishing segment’s Brazil location, which included $0.7 million of accelerated depreciation of property, plant and equipment - net and $0.7 million of charges to reduce inventory balances, respectively, to decrease such balances to their estimated net realizable values.  These costs were presented within cost of goods sold within the consolidated statements of operations.
The following table represents the restructuring liabilities, including both the 2016 program and previous activities:

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2016	$1,281	$333	$1,085	$2,699
Current period restructuring charges	1,172	260	2,834	4,266
Cash payments	(1,589)	(528)	(2,830)	(4,947)
Foreign currency impact	43	11	(10)	44
Balance - December 31, 2017	$907	$76	$1,079	$2,062

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2015	$594	$1,038	$—	$1,632
Current period restructuring charges	5,315	344	1,573	7,232
Cash payments	(4,621)	(1,035)	(514)	(6,170)
Foreign currency impact	(7)	(14)	26	5
Balance - December 31, 2016	$1,281	$333	$1,085	$2,699
At December 31, 2017 and December 31, 2016, the restructuring liabilities were classified as other current liabilities on the consolidated balance sheets. At December 31, 2017 and December 31, 2016, the accrual for lease termination costs primarily relates to restructuring costs associated with a 2016 lease termination in the finishing segment. At December 31, 2017 and December 31, 2016, the accrual for other costs primarily relates to a loss contingency for certain employment matter claims within the finishing segment due to the closure of a facility in Brazil.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

6.	Inventories
Inventories at December 31, 2017 and December 31, 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Raw material	$35,925	$37,222
Work-in-process	4,375	4,175
Finished goods	30,519	32,204
Total inventories	$70,819	$73,601

7.	Property, Plant and Equipment
Property, plant and equipment at December 31, 2017 and December 31, 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Land and improvements	$6,556	$9,631
Buildings and improvements	33,161	41,928
Machinery and equipment	191,903	191,770
Construction-in-progress	10,710	5,473
	242,330	248,802
Less: Accumulated depreciation	(88,134)	(70,979)
Property, plant and equipment, net	$154,196	$177,823

8.	Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting segment was as follows:

	Finishing	Components	Seating	Acoustics	Total
Balance as of December 31, 2015	$43,229	$33,183	$—	$29,758	$106,170
Goodwill impairment	(253)	(33,183)	—	(29,849)	(63,285)
Foreign currency impact	(819)	—	—	91	(728)
Balance as of December 31, 2016	$42,157	$—	$—	$—	$42,157
Foreign currency impact	2,985	—	—	—	2,985
Balance as of December 31, 2017	$45,142	$—	$—	$—	$45,142
At December 31, 2017 and December 31, 2016, accumulated goodwill impairment losses were $122.1 million, primarily due to $58.8 million related to the seating reporting unit, $29.8 million related to the acoustics reporting unit, and $33.2 million related to the components reporting unit.
Fiscal 2017 Impairment Assessment
The Company performed its annual goodwill impairment test in the fourth quarter of 2017 and determined that the fair value of the finishing reporting unit, the only reporting unit with a recorded goodwill balance, exceeded the carrying value of the reporting unit by over 15%. In connection with the goodwill impairment test, the Company engaged a third-party valuation firm to assist management with determining the fair value estimate for the reporting unit. The fair value of the reporting unit is determined using a weighted average of an income approach primarily based on the Company’s three year strategic plan and a market approach based on implied valuation multiples of public company peer groups for the reporting unit. Both approaches are generally deemed equally relevant in determining reporting unit enterprise value, and as a result, weightings of 50 percent were used for each. This fair value determination was categorized as Level 3 in the fair value hierarchy.
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
Fiscal 2016 and 2015 Impairment Assessments
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
In performing the second step of the impairment testing, the Company performed a theoretical purchase price allocation for the acoustics and components reporting units to determine the implied fair values of goodwill which were compared to the recorded amounts of goodwill for each reporting unit. Upon completion of the second step of the goodwill impairment test, the Company recorded non-cash goodwill impairment charges of $63.0 million, representing full goodwill impairments of $29.8 million and $33.2 million in the acoustics and components reporting units, respectively. The goodwill impairment charges are recorded as impairment charges in the consolidated statements of operations
In the fourth quarter of 2015, the Company determined that the estimated fair value of the seating reporting unit was lower than the carrying value of the reporting unit, requiring further analysis under the second step of the impairment test. The decline in the estimated fair value of the seating reporting unit was primarily due to lower long-term growth expectations resulting from projected long-term weakness in agriculture and heavy industry end-markets, and a strategic shift in capital allocation and investment priorities.

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
In connection with the goodwill impairment tests in 2016 and 2015, the Company engaged a third-party valuation firm to assist management with determining fair value estimates for the reporting units in the goodwill impairment test. In 2016 and 2015, the third-party valuation firm was also involved in assisting management in estimating fair values of tangible and intangible assets used in the second step of the goodwill impairment test. In connection with obtaining an independent third-party valuation, management provided certain information and assumptions that were utilized in the fair value calculation. Significant assumptions used in determining reporting unit fair value include forecasted cash flows, revenue growth rates, adjusted EBITDA margins, weighted average cost of capital (discount rate), assumed tax treatment of a future sale of the reporting unit, terminal growth rates, capital expenditures, sales and EBITDA multiples used in the market approach, and the weighting of the income and market approaches. The fair value of the reporting units was determined using a weighted average of an income approach primarily based on the Company’s three year strategic plan and a market approach based on implied valuation multiples of public company peer groups for each reporting unit. Both approaches were deemed equally relevant in determining reporting unit enterprise value, and as a result, weightings of 50 percent were used for each. This fair value determination was categorized as Level 3 in the fair value hierarchy.
Other Intangible Assets
The Company’s other amortizable intangible assets consisted of the following:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$1,985	$(671)	$1,314	$1,880	$(366)	$1,514
Customer relationships	110,210	(24,775)	85,435	110,090	(16,630)	93,460
Trademarks and other intangibles	57,373	(12,623)	44,750	57,744	(8,460)	49,284
Total amortized other intangible assets	$169,568	$(38,069)	$131,499	$169,714	$(25,456)	$144,258

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Other amortizable intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded related to tangible or intangible assets during 2017.
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
The approximate weighted average remaining useful lives of the Company’s intangible assets at December 31, 2017 are as follows: patents - 3.1 years; customer relationships - 10.7 years; and trademarks and other intangibles - 11.6 years.
Amortization of intangible assets approximated $12.7 million, $12.9 million, and $14.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Excluding the impact of any future acquisitions, the Company anticipates the annual amortization for each of the next five years and thereafter to be the following:

2018	$14,360
2019	11,800
2020	11,800
2021	11,631
2022	11,458
Thereafter	70,450
$131,499

9.	Debt and Hedging Instruments
The Company’s debt consisted of the following:

	December 31, 2017	December 31, 2016
First Lien Term Loans	$298,018	$303,025
Second Lien Term Loans	90,007	110,000
Debt discount on Term Loans	(3,602)	(5,002)
Deferred issuance costs on Term Loans	(5,586)	(7,503)
Foreign debt	21,795	23,303
Capital lease obligations	840	1,301
Total debt	401,472	425,124
Less: Current portion	(9,704)	(8,179)
Total long-term debt	$391,768	$416,945

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Future annual maturities of long-term debt outstanding at December 31, 2017 are as follows:

2018	$9,704
2019	6,950
2020	7,006
2021	289,378
2022	92,708
Thereafter	4,914
Total future annual maturities of long term debt outstanding	410,660
Less: Debt discounts on Term Loans	(3,602)
Less: Deferred issuance costs on Term Loans	(5,586)
Total debt	$401,472
Senior Secured Credit Facilities
On June 30, 2014, all indebtedness under Jason’s former U.S. credit facility was repaid in full and Jason Incorporated (“Jason Inc.”), an indirect majority-owned subsidiary of the Company, as the borrower, replaced Jason’s former credit agreement with a new $460.0 million U.S. credit facility as subsequently amended (the “Senior Secured Credit Facilities”). The new facility included (i) term loans in an aggregate principal amount of $310.0 million (“First Lien Term Loans”) maturing in 2021, of which $298.0 million is outstanding as of December 31, 2017, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing in 2022, of which $90.0 million is outstanding as of December 31, 2017, and (iii) a revolving loan of up to $40.0 million (“Revolving Credit Facility”) maturing in 2019. The Company capitalized debt issuance costs of $13.5 million in connection with the refinancing. The unamortized amount of debt issuance costs as of December 31, 2017 were $5.6 million related to the First Lien Term Loans and Second Lien Term Loans and $0.6 million related to the Revolving Credit Facility. Debt issuance costs related to the First Lien Term Loans and Second Lien Term Loans are recorded in total long-term debt, and debt issuance costs related to the Revolving Credit Facility are recorded in other long-term assets. These costs are amortized into interest expense over the life of the respective borrowings on a straight-line basis.
The principal amount of the First Lien Term Loans amortizes in quarterly installments of $0.8 million, with the balance payable at maturity. At the Company’s election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the “prime rate” of Deutsche Bank AG New York Branch, (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings under the First Lien Term Facility and Second Lien Term Facility are subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility may be subject to adjustment based upon a consolidated first lien net leverage ratio.
At December 31, 2017, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 6.2% and 9.7%, respectively. At December 31, 2017, the Company had a total of $33.9 million of availability for additional borrowings under the Revolving Credit Facility as the Company had no outstanding borrowings and letters of credit outstanding of $6.1 million, which reduce availability under the facility.
Under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceeds 25 percent, or $10.0 million, of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its restricted subsidiaries will be required to not exceed a consolidated first lien net leverage ratio of 4.50 to 1.00. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable. The Company did not draw on its revolver during 2017.
Under the Senior Secured Credit Facilities, the Company is subject to mandatory prepayments if certain requirements are met. At December 31, 2017 and 2016, mandatory prepayments of $2.5 million and $1.9 million, respectively, under the Senior Secured Credit Facilities were included within the current portion of long-term debt in the consolidated balance sheets. The mandatory prepayment is in excess of regular current installments due.
During 2017, the Company repurchased $20.0 million of Second Lien Term Loans for $16.8 million. In connection with the repurchase, the Company wrote off $0.4 million of previously unamortized debt discount and $0.4 million of

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

previously unamortized deferred financing costs, which were recorded as a reduction to the gain on extinguishment of debt. The transactions resulted in a net gain of $2.4 million, which has been recorded within the consolidated statements of operations.
Foreign debt
The Company has the following foreign debt obligations, including various overdraft facilities and term loans:

	December 31, 2017	December 31, 2016
Germany	$18,003	$21,469
Mexico	3,179	850
India	599	834
Other	14	150
Total foreign debt	$21,795	$23,303
These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.1 million to $11.2 million and $0.1 million to $12.6 million as of December 31, 2017 and December 31, 2016, respectively. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and maximum leverage ratio, among others. The Company was in compliance with these covenants as of December 31, 2017.
The foreign debt obligations in Germany primarily relate to term loans within our finishing segment of $18.0 million at December 31, 2017 and $19.3 million at December 31, 2016. The German borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025.
In the fourth quarter of 2017, the Company utilized $2.4 million of cash received during the third quarter sale of Acoustics Europe to retire debt in Germany and incurred and paid a $0.2 million prepayment fee, which was recorded as an offset to the gain on extinguishment of debt.
Interest Rate Hedge Contracts
The Company is exposed to certain financial risks relating to fluctuations in interest rates. To manage exposure to such fluctuations, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values of $210.0 million at both December 31, 2017 and December 31, 2016. The Swaps have been designated by the Company as cash flow hedges in accordance with Accounting Standards Codification 815, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the year ended December 31, 2017, the Company recognized $1.9 million of interest expense related to the Swaps. There was no interest expense recognized in 2016. Based on current interest rates, the Company expects to recognize interest expense of $0.8 million related to the Swaps in 2018.
The fair values of the Company’s Swaps are recorded on the consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The net fair value of the Swaps was a net asset of $0.1 million at December 31, 2017 and a net liability of $2.0 million at December 31, 2016, respectively. See the amounts recorded on the consolidated balance sheets within the table below:

	December 31, 2017	December 31, 2016
Interest rate swaps:
Recorded in other assets - net	$537	$—
Recorded in other current liabilities	$(458)	$(1,916)
Recorded in other long-term liabilities	—	(133)
Total net asset (liability) derivatives designated as hedging instruments	$79	$(2,049)

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

10.	Leases
Lease Obligations
The Company leases machinery, transportation equipment and office, warehouse and manufacturing facilities under agreements which are accounted for as operating leases. Many of the leases include provisions that enable the Company to renew the lease, and certain leases are subject to various escalation clauses.
Future minimum lease payments required under long-term operating leases in effect at December 31, 2017 are as follows:

2018	$10,243
2019	9,034
2020	8,413
2021	7,033
2022	8,154
Thereafter	17,826
$60,703
Total rental expense under operating leases was $12.2 million, $13.1 million, $9.8 million for the years end December 31, 2017, December 31, 2016, and December 31, 2015, respectively.
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

11.	Shareholders' Equity (Deficit)
At December 31, 2017, the Company has authorized for issuance 120,000,000 shares of $0.0001 par value common stock, of which 25,966,381 shares were issued and outstanding, and has authorized for issuance 5,000,000 shares of $0.0001 par value preferred stock, of which 49,665 shares were issued and outstanding, including 968 shares declared as a dividend on November 28, 2017 and issued on January 1, 2018.
Series A Preferred Stock
On June 30, 2014, the Company issued 45,000 shares of Series A Preferred Stock with offering proceeds of $45.0 million and offering costs of $2.5 million. Holders of the Series A Preferred Stock are entitled to cumulative dividends at an 8.0% dividend rate per annum payable quarterly on January 1, April 1, July 1, and October 1 of each year in cash or by delivery of Series A Preferred Stock shares. Holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The Company paid the following dividends on the Series A Preferred Stock during the years ended December 31, 2017, 2016 and 2015.

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2015	November 15, 2014	$20.00	$900	—
April 1, 2015	February 15, 2015	$20.00	$900	—
July 1, 2015	May 15, 2015	$20.00	$900	—
October 1, 2015	August 15, 2015	$20.00	$900	—
January 1, 2016	November 15, 2015	$20.00	$900	—
April 1, 2016	February 15, 2016	$20.00	$900	—
July 1, 2016	May 15, 2016	$20.00	$900	—
October 1, 2016	August 15, 2016	$20.00	$900	—
January 1, 2017	November 15, 2016	$20.00	$900	899
April 1, 2017	February 15, 2017	$20.00	$918	915
July 1, 2017	May 15, 2017	$20.00	$936	931
October 1, 2017	August 15, 2017	$20.00	$955	952
On November 28, 2017, the Company announced a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on January 1, 2018 to holders of record on November 15, 2017. As of December 31, 2017, the Company has recorded the 968 additional Series A Preferred Stock shares declared for the dividend of $1.0 million within preferred stock in the consolidated balance sheets.
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
Warrants
As of December 31, 2017, the Company had 13,993,773 warrants outstanding. Each outstanding warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $12.00 per share, subject to adjustment, at any time. The warrants will expire on June 30, 2019, or earlier upon redemption.
In February 2015, the Company’s Board of Directors authorized the purchase of up to $5.0 million of the Company’s outstanding warrants. Management is authorized to make purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the years ended December 31, 2017, 2016 and 2015.
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
In November and December 2016, certain rollover participants exchanged 2,401,616 shares of JPHI stock for Company common stock, which decreased the noncontrolling interest to 6.0 percent. In the first quarter of 2017, certain rollover participants exchanged the remaining 1,084,007 shares of JPHI stock for Company common stock, which decreased the noncontrolling interest to 0%, and no shares of JPHI stock remain outstanding as of December 31, 2017. The decreases to the noncontrolling interest as a result of the exchange resulted in an increase in both accumulated other comprehensive loss and additional paid-in capital to reflect the Company’s increased ownership in JPHI.
Accumulated Other Comprehensive Loss
The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains (losses) on cash flow hedges	Total
Balance at December 31, 2014	$(1,434)	$(10,631)	$—	$(12,065)
Other comprehensive loss before reclassifications	398	(9,606)	(273)	(9,481)
Amount reclassified from accumulated other comprehensive income	(15)	—	105	90
Balance at December 31, 2015	(1,051)	(20,237)	(168)	(21,456)
Other comprehensive loss before reclassifications	(545)	(4,013)	(870)	(5,428)
Amount reclassified from accumulated other comprehensive income	5	—	—	5
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	(186)	(3,154)	(153)	(3,493)
Balance at December 31, 2016	(1,777)	(27,404)	(1,191)	(30,372)
Other comprehensive income before reclassifications	365	11,394	156	11,915
Amount reclassified from accumulated other comprehensive income	8	(888)	1,159	279
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	(113)	(1,698)	(73)	(1,884)
Balance at December 31, 2017	$(1,517)	$(18,596)	$51	$(20,062)

12.	Share Based Compensation
The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including restricted stock units and performance share units, which are restricted stock units with vesting conditions contingent upon achieving certain performance goals. The Company estimates the fair value of share-based awards based on assumptions as of the grant date. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years for restricted stock awards and the performance period for performance share units. Forfeitures are recognized within compensation expense in the period the forfeitures are incurred. Share based compensation expense is reported in selling and administrative expenses in the Company’s consolidated statements of operations.
2014 Omnibus Incentive Plan
On June 30, 2014, the 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by shareholders to provide incentives to key employees of the Company and its subsidiaries. Awards under the 2014 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock awards and RSUs, performance awards, other stock-based awards, and other cash-based awards. There were 3,473,435 shares of common stock reserved and authorized for issuance under the 2014 Plan. At December 31, 2017, there were 352,587 shares of common stock authorized and available for future grants under the 2014 Plan.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Share Based Compensation Expense
The Company recognized the following share based compensation expense (income):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Restricted Stock Units	$913	$1,300	$2,689
Adjusted EBITDA Vesting Awards	197	(2,399)	899
Stock Price Vesting Awards	9	101	1,319
ROIC Vesting Awards	—	—	—
Subtotal	1,119	(998)	4,907
Impact of accelerated vesting (1)	—	246	3,062
Total share-based compensation expense (income)	$1,119	$(752)	$7,969

Total income tax benefit (provision)	$276	$(294)	$3,041

(1)
For the year ended December 31, 2015, primarily represents the impact of the acceleration of certain vesting schedules for RSUs and stock price vesting awards related to the transition of the Company’s former CEO and CFO.

As of December 31, 2017, $2.0 million of total unrecognized compensation expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 2.2 years. The total unrecognized share-based compensation expense to be recognized in future periods as of December 31, 2017 does not consider the effect of share-based awards that may be issued in subsequent periods.
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
The rights granted to the recipient of employee RSU awards generally vest annually in equal installments on the anniversary of the grant date or in two equal installments over the restriction or vesting period, which is generally three years. Vested RSUs are payable in common stock within a thirty day period following the vesting date. The Company records compensation expense of RSU awards based on the fair value of the awards at the date of grant ratably over the period during which the restrictions lapse.
Performance share unit awards based on cumulative and average performance metrics (i.e. average return on invested capital (“ROIC”) and Adjusted EBITDA) are payable at the end of their respective performance period in common stock. The number of share units awarded can range from zero to 150% for those awards granted from 2014 through 2016 and from zero to 100% for those awards granted in 2017, depending on achievement of a targeted performance metric, and are payable in common stock within a thirty day period following the end of the performance period. The Company expenses the cost of the performance-based share unit awards based on the fair value of the awards at the date of grant and the estimated achievement of the performance metric, ratably over the performance period of three years.
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
The Company also issues RSUs as share-based compensation for members of the Board of Directors. Director RSUs vest one year from the date of grant. In the event of termination of a member’s service on the Board of Directors prior to a vesting date, all unvested RSUs of such holder will be forfeited. Vested RSUs are deferred and then delivered to members of the

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Board of Directors within six months following the termination of their directorship. All awards granted are payable in shares of common stock or cash payment equal to the fair market value of the shares at the discretion of our Compensation Committee, and are classified as equity awards due to their expected settlement in common stock. Compensation expense for these awards is measured based upon the fair value of the awards at the date of grant. Dividend equivalents on common stock are accrued for RSUs awarded to the Board of Directors and paid in the form of cash or stock depending on the form of the dividend, at the same time that the shares of common stock underlying the RSU are delivered to a member of the Board of Directors following the termination of their directorship.
Restricted Stock Units
The following table summarizes RSU activity:

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Shares (thousands)	Weighted-Average Grant Date Fair Value	Shares (thousands)	Weighted-Average Grant Date Fair Value	Shares (thousands)	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	554	$5.22	401	$8.70	762	$10.50
Granted	745	1.32	375	3.75	216	6.39
Issued	(265)	4.84	(211)	7.62	(582)	10.50
Deferred	159	3.69	62	4.24	67	10.55
Forfeited	(160)	1.53	(73)	9.04	(62)	7.84
Outstanding at end of period	1,033	$2.84	554	$5.22	401	$8.70
As of December 31, 2017, there was $1.0 million of unrecognized share-based compensation expense related to 744,232 RSU awards, with a weighted-average grant date fair value of $1.84, that are expected to vest over a weighted-average period of 2.1 years. Included within the total 1,032,686 RSU awards outstanding as of December 31, 2017 are 288,454 RSU awards for members of our Board of Directors which have vested and issuance of the shares has been deferred, with a weighted-average grant date fair value of $5.41. The total fair values of shares vested during the years ended December 31, 2017, 2016 and 2015 were $0.3 million, $0.7 million and $3.4 million, respectively. The fair values of these awards were determined based on the Company’s stock price on the grant date.
In connection with the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the years ended December 31, 2017, 2016 and 2015, 25,532, 43,806 and 210,869 shares, respectively, were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity (deficit).
Performance Share Units
Adjusted EBITDA Vesting Awards
The following table summarizes Adjusted EBITDA vesting awards activity:

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Shares (thousands)	Weighted-Average Grant Date Fair Value	Shares (thousands)	Weighted-Average Grant Date Fair Value	Shares (thousands)	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	723	$9.67	871	$9.81	1,216	$10.49
Granted	1,058	1.30	—	—	142	6.33
Adjustment for performance results achieved (1)	(708)	9.65	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(165)	2.11	(148)	10.49	(487)	10.49
Outstanding at end of period	908	$1.30	723	$9.67	871	$9.81

(1)
Adjustment for Adjusted EBITDA awards originally granted in 2014 and 2015 was due to the number of shares vested at the end of the three-year performance period ended June 30, 2017 being lower than the maximum achievement of the targeted Adjusted EBITDA performance metric.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Adjusted EBITDA Vesting Awards - 2014 and 2015 Grant
During the period June 30, 2014 through December 31, 2014, 1,215,704 performance share unit awards were granted to certain executive officers and senior management employees. During the year ended December 31, 2015, 142,238 performance share unit awards were granted to certain executive officers. The awards were payable upon the achievement of certain established cumulative Adjusted EBITDA performance targets over a three year performance period of July 1, 2014 through June 30, 2017. These awards were subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting or continued eligibility for vesting upon specified events, including death, permanent disability or retirement of the grantee or a change in control of the Company.
During the second quarter of 2016, the Company lowered its estimated vesting of the 2014 and 2015 performance share unit awards from 62.5% of target, or 301,382 shares, to an estimated vesting payout of 0%, or 0 shares, resulting in $2.4 million of share-based compensation income due to declines in profitability. As of December 31, 2017, there was no unrecognized compensation expense related to the 2014 and 2015 granted cumulative Adjusted EBITDA based vesting performance share unit awards expected to be recognized in subsequent periods, and the awards are no longer outstanding as the award period expired on June 30, 2017 with no awards vesting.
Adjusted EBITDA Vesting Awards - 2017 Grant
During the year ended December 31, 2017, the Company granted 1,057,505 performance share unit awards to certain executive officers and senior management employees, which are payable based on achievement of a cumulative Adjusted EBITDA performance target over a three year performance period ending on March 30, 2020. Distributions under these awards are payable at the end of the performance period in common stock. The total potential payouts for awards granted during the year ended December 31, 2017 ranged from zero to 907,505 shares, should certain performance targets be achieved. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting or continued eligibility for vesting upon specified events, including death, permanent disability or retirement of the grantee or a change in control of the Company.
    Compensation expense of the Adjusted EBITDA based performance share unit awards is currently being recognized based on an estimated payout of 100% of target, or 907,505 shares. As of December 31, 2017, there was $1.0 million of unrecognized compensation expense related to Adjusted EBITDA based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 2.2 years.
Stock Price Vesting Awards
The following table summarizes stock price vesting awards activity:

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Shares (thousands)	Weighted-Average Grant Date Fair Value	Shares (thousands)	Weighted-Average Grant Date Fair Value	Shares (thousands)	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	341	$2.85	878	$3.27	810	$3.54
Granted	—	—	—	—	95	1.08
Adjustment for performance results achieved (1)	(189)	2.30	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(152)	3.54	(537)	3.54	(27)	3.54
Outstanding at end of period	—	$—	341	$2.85	878	$3.27

(1)
Adjustment for Stock Price Vesting Awards was due to the sales price of the Company’s common stock at the end of the three-year performance period ended June 30, 2017 being lower than the established stock price targets of the Stock Price Vesting Awards.

There were no stock price vesting performance share unit awards granted during the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, 94,825 performance share unit awards were granted to certain executive officers. The awards had a three year performance period from July 1, 2014 through June 30, 2017. Distributions under these awards were payable in common stock when the last sales price of the Company’s common stock equaled or exceeded established stock price targets in any twenty trading days within a thirty trading day period during the performance period.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

As of December 31, 2017, there was no unrecognized compensation expense related to stock price based performance share unit awards expected to be recognized in subsequent periods, and the awards are no longer outstanding as the award period expired on June 30, 2017 with no awards vesting.
ROIC Vesting Awards
The following table summarizes ROIC vesting awards activity:

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	Shares (thousands)	Weighted-Average Grant Date Fair Value	Shares (thousands)	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	513	$3.65	—	$—
Granted	—	—	599	3.62
Vested	—	—	—	—
Forfeited	(103)	3.46	(86)	3.46
Outstanding at end of period	410	$3.70	513	$3.65
During the year ended December 31, 2016, 599,336 performance share unit awards were granted to certain executive officers and senior management employees, payable upon the achievement of an ROIC performance target during a three year measurement period ending on December 31, 2018. There were no ROIC performance awards granted during the year ended December 31, 2017. Performance share unit awards based on ROIC performance metrics are payable at the end of their respective performance period in common stock. The total potential payouts for awards granted during the year ended December 31, 2016 range from zero to 410,336 shares, should certain performance targets be achieved. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting or continued eligibility for vesting upon specified events, including death, permanent disability or retirement of the grantee or a change in control of the Company.
Compensation expense for ROIC based performance share unit awards outstanding during the year ended December 31, 2017 is currently being recognized based on an estimated payout of 0% of target, or 0 shares. During the fourth quarter of 2016, the Company lowered its estimated vesting of the performance share unit awards from 100% of target, or 273,557 shares, to an estimated vesting payout of 0%. As of December 31, 2017, there was no unrecognized compensation expense related to ROIC based vesting performance share unit awards expected to be recognized in subsequent periods.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

13.	Earnings per Share
Basic income (loss) per share is calculated by dividing net income (loss) available to Jason Industries’ common shareholders by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including public warrants, RSUs, performance share units, convertible preferred stock, and certain “rollover shares” of JPHI convertible into shares of Jason Industries. Such rollover shares were contributed by former owners and management of Jason Partners Holdings Inc. prior to the Company’s acquisition of JPHI. Public warrants (“warrants”) consist of warrants to purchase shares of Jason Industries common stock which are quoted on Nasdaq under the symbol “JASNW.”
The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the anti-dilutive shares is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Net loss per share available to Jason Industries common shareholders
Basic and diluted loss per share	$(0.32)	$(3.15)	$(3.53)

Numerator:
Net loss available to common shareholders of Jason Industries	$(8,261)	$(70,835)	$(78,058)

Denominator:
Basic and diluted weighted-average shares outstanding	26,082	22,507	22,145

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock	13,994	13,994	13,994
Conversion of Series A 8% Perpetual Convertible Preferred (1)	3,858	3,656	3,653
Conversion of JPHI rollover shares convertible to Jason Industries common stock (2)	59	3,427	3,486
Restricted stock units	796	503	589
Performance share units	1,379	1,917	1,540
Total	20,086	23,497	23,262

(1)
Includes the impact of 968 additional Series A Preferred Stock shares from a stock dividend declared on November 28, 2017 paid in additional shares of Series A Preferred Stock on January 1, 2018. The Company included the preferred stock within the consolidated balance sheets as of the declaration date. Anti-dilutive shares assumes preferred stock is converted at the voluntary conversion ratio of 81.18 common shares per one preferred share.

(2)	Includes the impact of the exchange by certain Rollover Participants of their JPHI stock for Company common stock in the fourth quarter of 2016 and first quarter of 2017.
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
On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changes U.S. tax law by lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, among others. The Tax Reform Act also adds many new provisions including changes to bonus depreciation and the deductions for executive compensation and interest expense. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $11.1 million tax benefit in the Company’s consolidated statements of operations for the year ended December 31, 2017.
The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits through the year ended December 31, 2017. The Tax Reform Act imposes a tax on these earnings and profits at either a 15.5% rate or an 8.0% rate. The higher rate applies to the extent the Company's foreign subsidiaries have cash and cash equivalents at certain measurement dates, whereas the lower rate applies to any earnings that are in excess of the cash and cash equivalents balance. The Company had an estimated $54.5 million of undistributed foreign earnings and profits subject to the deemed mandatory repatriation and recognized a provisional $5.3 million of income tax expense in the Company’s consolidated statements of operations for the year ended December 31, 2017. After the utilization of existing net operating loss carryforwards, the Company will not incur any U.S. federal cash taxes resulting from the deemed mandatory repatriation.
While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.
The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company is still evaluating the potential impact of the GILTI provisions and accordingly has not recorded a provisional estimate for the year ended December 31, 2017. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Reform Act and the application of Accounting Standards Codification 740, and are considering available accounting policy alternatives to either adopt or record the U.S. income tax effect of future GILTI inclusions in the period in which they arise or establish deferred taxes with respect to the expected future tax liabilities associated with future GILTI inclusions. Our accounting policies depend, in part, on analyzing our global income to determine whether we expect a tax liability resulting from the application of this provision, and, if so, whether and when to record related current and deferred income taxes. Whether we intend to recognize deferred tax liabilities related to the GILTI provisions is dependent, in part, on our assessment of the Company's future operating structure. In addition, we are awaiting further interpretive guidance in connection with the computation of the GILTI tax. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Tax Reform Act. Therefore, we have not made any adjustments relating to potential GILTI tax in our consolidated financial statements and have not made a policy decision regarding our accounting for GILTI.
We are also currently analyzing certain additional provisions of the Tax Reform Act that come into effect for tax years starting January 1, 2018 and will determine if these items would impact the effective tax rate in the year the income or expense occurs. These provisions include the BEAT provisions, eliminating U.S. federal income taxes on dividends from foreign subsidiaries, the new provision that could limit the amount of deductible interest expense, and the limitations on the deductibility of certain executive compensation.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has made a reasonable estimate of the financial statement impact as of January 31, 2018 and has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis,

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed within the one year measurement period as allowed by SAB 118.
The consolidated loss before income taxes consisted of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Domestic	$(27,919)	$(93,639)	$(126,334)
Foreign	13,062	9,290	14,478
Loss before income taxes	$(14,857)	$(84,349)	$(111,856)
The consolidated benefit for income taxes included within the consolidated statements of operations consisted of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Current
Federal	$208	$—	$161
State	(125)	57	104
Foreign	6,878	7,759	5,703
Total current income tax provision	6,961	7,816	5,968

Deferred
Federal	(14,864)	(9,059)	(24,548)
State	(1,281)	(1,781)	(3,196)
Foreign	(1,200)	(3,272)	(479)
Total deferred income tax benefit	(17,345)	(14,112)	(28,223)
Total income tax benefit	$(10,384)	$(6,296)	$(22,255)
The income tax benefit recognized in the accompanying consolidated statements of operations differs from the amounts computed by applying the Federal income tax rate to loss before income tax benefit. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is summarized as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Tax at Federal statutory rate of 35%	35.0%	35.0%	35.0%
State taxes - net of Federal benefit	7.7	1.5	2.7
Research and development incentives	1.7	0.5	0.4
Foreign rate differential	5.2	1.3	0.8
Valuation allowances	5.0	(1.8)	0.2
Change in foreign tax rates	(1.2)	0.6	(1.0)
Decrease (increase) in tax reserves	(0.4)	1.0	(0.2)
Stock compensation expense	(6.7)	(0.6)	(0.7)
U.S. taxation of foreign earnings(1)	(10.2)	(3.6)	(0.5)
Non-deductible meals and entertainment	(0.3)	(0.1)	(0.1)
Non-deductible impairment charges(2)	—	(25.7)	(16.2)
Change in U.S. tax rate(3)	72.5	—	—
Transition tax on unremitted foreign earnings(4)	(35.7)	—	—
Other	(2.7)	(0.6)	(0.5)
Effective tax rate	69.9%	7.5%	19.9%

(1)
During the year ended December 31, 2017, the U.S. taxation of foreign earnings includes the recognition of a deferred tax liability for foreign earnings of the Company’s wholly-owned U.S. subsidiaries that are no longer considered permanently reinvested. During the year ended December 31, 2016, the amount includes the recognition of a deferred tax liability for the foreign earnings of the Company’s non-majority owned joint venture holding that are no longer considered permanently reinvested.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(2)	During the years ended December 31, 2016 and 2015, the non-deductible impairment charges are related to the impairment of goodwill and other intangible assets.

(3)	During the year ended December 31, 2017, the change in U.S. tax rate represents the impact of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act.

(4)	During the year ended December 31, 2017, the transition tax on unremitted foreign earnings represents the impact of the deemed mandatory repatriation provisions under the Tax Reform Act.
The Company’s temporary differences which gave rise to deferred tax assets and liabilities were as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets
Accrued expenses and reserves	$2,685	$3,832
Postretirement and postemployment benefits	1,702	2,662
Employee benefits	3,476	2,844
Inventories	1,392	2,710
Other assets	1,868	3,310
Operating loss and credit carryforwards	15,257	22,510
Gross deferred tax assets	26,380	37,868
Less valuation allowance	(4,220)	(4,879)
Deferred tax assets	22,160	32,989

Deferred tax liabilities
Property, plant and equipment	(15,670)	(25,854)
Intangible assets and other liabilities	(28,912)	(46,376)
Foreign investments	(1,688)	(2,109)
Deferred tax liabilities	(46,270)	(74,339)
Net deferred tax liability	$(24,110)	$(41,350)

Amounts recognized in the statement of financial position consist of:
Other assets - net	$1,589	$1,258
Deferred income taxes	(25,699)	(42,608)
Net amount recognized	$(24,110)	$(41,350)
At December 31, 2017, the Company has U.S. federal and state net operating loss carryforwards, which expire at various dates through 2036, approximating $27.6 million and $102.9 million, respectively. In addition, the Company has U.S. state tax credit carryforwards of $1.0 million which expire between 2017 and 2031. The Company’s foreign net operating loss carryforwards total approximately $16.9 million (at December 31, 2017 exchange rates). The majority of these foreign net operating loss carryforwards are available for an indefinite period.
Valuation allowances totaling $4.2 million and $4.9 million as of December 31, 2017 and 2016, respectively, have been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Balance at beginning of period	$1,881	$2,928	$2,743
Additions (reductions) based on tax positions related to current year	267	126	(28)
Additions based on tax positions related to prior years	—	—	55
Additions recognized in acquisition accounting	—	—	323
Reductions in tax positions - settlements	—	—	(111)
Reductions related to lapses of statute of limitations	(232)	(1,173)	(54)
Balance at end of period	$1,916	$1,881	$2,928
Of the $1.9 million, $1.9 million, and $2.9 million of unrecognized tax benefits as of December 31, 2017, 2016 and 2015, respectively, approximately $1.9 million, $1.6 million, and $1.9 million, respectively, would impact the effective income tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of its income tax provision. During the years ended December 31, 2017, 2016 and 2015, the Company had an immaterial amount of interest and penalties that were recognized as a component of the income tax provision.
At December 31, 2017 and 2016, the Company has an immaterial amount of accrued interest and penalties related to taxes included within the consolidated balance sheet. During the next twelve months, the Company believes it is reasonably possible the total amount of unrecognized tax benefits will stay the same.
The Company, along with its subsidiaries, files returns in the U.S. Federal and various state and foreign jurisdictions. With certain exceptions, the Company is subject to examination by U.S. Federal and state taxing authorities for the taxable years in the following table. The Company does not expect the results of these examinations to have a material impact on the Company.

Tax Jurisdiction	Open Tax Years
Brazil	2013 - 2017
France	2013 - 2017
Germany	2012 - 2017
Mexico	2012 - 2017
Sweden	2012 - 2017
United Kingdom	2016 - 2017
United States (federal)	2014 - 2017
United States (state and local)	2013 - 2017
As a result of the deemed mandatory repatriation provisions in the Tax Reform Act, the Company included an estimated $54.5 million of undistributed earnings in income subject to U.S. tax at reduced tax rates. During the fourth quarter of 2017, the Company changed its assertion regarding the permanent reinvestment of earnings of its wholly-owned non U.S. subsidiaries. This change in assertion was triggered by the anticipated future impact of changes arising from the enactment of the Tax Reform Act, including the interest expense deduction limitation and significant reduction in the U.S. taxation of earnings repatriated from the Company’s foreign subsidiaries. As a result, during the year ended December 31, 2017, the Company has recognized a deferred tax liability of $1.7 million on the undistributed earnings of its wholly-owned foreign subsidiaries. The $1.7 million is considered a provisional amount pursuant to SAB 118.
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
Defined contribution plans
The Company maintains a 401(k) Plan for substantially all full time U.S. employees (the “401(k) Plan”). Company contributions are allocated to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan subject to Internal Revenue Service limitations. Employer contributions are equal to 50% of the first 6% of employee’s eligible annual cash compensation, also subject to Internal Revenue Service limitations. Expense recognized related to the 401(k) Plan totaled approximately $2.1 million, $2.4 million and $1.7 million, for the years ended December 31, 2017, 2016 and 2015, respectively.
Defined benefit pension plans
The Company maintains defined benefit pension plans covering union and certain other employees. These plans are frozen to new participation.
The table that follows contains the accumulated benefit obligation and reconciliations of the changes in projected benefit obligation, the changes in plan assets and funded status:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2017	Year Ended December 31, 2016
Accumulated benefit obligation	$10,605	$10,626	$15,054	$13,162

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$10,626	$10,824	$13,532	$12,988
Service cost	—	—	177	155
Interest cost	393	425	312	391
Actuarial loss	292	70	388	1,842
Benefits paid	(706)	(693)	(502)	(506)
Other	—	—	8	7
Currency translation adjustment	—	—	1,553	(1,345)
Projected benefit obligation at end of year	$10,605	$10,626	$15,468	$13,532

Change in plan assets
Fair value of plan assets at beginning of year	$9,282	$8,985	$6,316	$6,393
Actual return on plan assets	1,110	906	536	940
Employer and employee contributions	410	145	485	497
Benefits paid	(706)	(693)	(506)	(510)
Other	(41)	(61)	—	—
Currency translation adjustment	—	—	615	(1,004)
Fair value of plan assets at end of year	$10,055	$9,282	$7,446	$6,316
Funded Status	$(550)	$(1,344)	$(8,022)	$(7,216)

Weighted-average assumptions
Discount rates	3.33%-3.45%	3.71%-3.90%	1.80%-2.40%	1.70%-2.60%
Rate of compensation increase	N/A	N/A	2.00%-3.70%	2.00%-3.90%
Amounts recognized in the statement of financial position consist of:
Non-current assets	$1,935	$1,409	$—	$—
Other current liabilities	—	—	(78)	(65)
Other long-term liabilities	(2,485)	(2,753)	(7,944)	(7,151)
Net amount recognized	$(550)	$(1,344)	$(8,022)	$(7,216)

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table contains the components of net periodic benefit cost:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$177	$155	$125
Interest cost	393	425	410	312	391	384
Expected return on plan assets	(467)	(513)	(580)	(226)	(253)	(255)
Amortization of actuarial loss	14	27	—	41	7	—
Net periodic (benefit) cost	$(60)	$(61)	$(170)	$304	$300	$254

Weighted-average assumptions
Discount rates	3.71%-3.90%	3.87%-4.15%	3.52%-3.75%	1.70%-2.60%	2.20%-3.70%	2.10%-3.50%
Rate of compensation increase	N/A	N/A	N/A	2.00%-3.90%	2.00%-3.60%	2.00%-3.70%
Expected long-term rates or return	4.75%-6.50%	5.50%-7.00%	5.00%-8.00%	3.50%-4.00%	4.00%-4.20%	3.90%-4.50%
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
The net amounts recognized in accumulated other comprehensive loss related to the Company’s defined benefit pension plans consisted of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Unrecognized loss	$2,099	$1,994	$1,364
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
The Company’s pension plan asset allocations by asset category at December 31, 2017 and 2016 are as follows:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Equity securities	58.7%	56.0%	47.1%	45.5%
Debt securities	29.4%	35.1%	49.3%	50.7%
Other	11.9%	8.9%	3.6%	3.8%

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The fair values of pension plan assets by asset category at December 31, 2017 and 2016 are as follows:

	Total as of December 31, 2017	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,202	$1,202	$—	$—
Accrued dividends	3	3	—	—
Global equities	9,413	9,413	—	—
Fixed income securities	6,630	—	6,630	—
Group annuity/insurance contracts	253	—	—	253
Total	$17,501	$10,618	$6,630	$253

	Total as of December 31, 2016	Level 1	Level 2	Level 3
Cash and cash equivalents	$842	$842	$—	$—
Accrued dividends	3	3	—	—
Global equities	8,066	8,066	—	—
Fixed income securities	6,461	—	6,461	—
Group annuity/insurance contracts	226	—	—	226
Total	$15,598	$8,911	$6,461	$226
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2017 due to the following:

Beginning balance, December 31, 2016	$226
Actual return on assets related to assets still held	7
Purchases, sales and settlements	20
Ending balance, December 31, 2017	$253
No assets were transferred between levels of the fair value hierarchy during the years ended December 31, 2017 and December 31, 2016.
Quoted market prices are used to value investments when available. Investments in securities traded on exchanges are valued at the last reported sale prices on the last business day of the year or, if not available, the last reported bid prices.
The Company’s cash contributions to its defined benefit pension plans in 2018 are estimated to be approximately $0.8 million. Estimated projected benefit payments from the plans as of December 31, 2017 are as follows:

2018	$1,219
2019	1,218
2020	1,362
2021	1,315
2022	1,281
2023-2027	6,821
Multiemployer plan
Morton hourly union employees were covered under the National Shopmen Pension Fund (EIN 52-6122274, plan number 001), a union-sponsored and trusteed multiemployer plan which required the Company to contribute a negotiated amount per hour worked by the employees covered by the plan. The Company made the decision to withdraw from this plan in August 2012. The withdrawal amount was finalized during 2013. As of December 31, 2017, a liability of $1.5 million is recorded within other long-term liabilities and a liability of $0.2 million is recorded within other current liabilities on the consolidated balance sheets. As of December 31, 2016, $1.7 million is recorded within other long-term liabilities and $0.2 million is recorded within other current liabilities on the consolidated balance sheets. The total liability will be paid in equal monthly installments through April 2026, and interest expense will be incurred associated with the discounting of this liability through that date.

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
The table that follows contains the accumulated benefit obligation and reconciliations of the changes in projected benefit obligation, the changes in plan assets and funded status:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Accumulated benefit obligation	$1,423	$1,972

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$1,972	$2,094
Interest cost	68	76
Actuarial gain	(483)	(37)
Benefits paid	(134)	(161)
Projected benefit obligation at end of year	$1,423	$1,972

Change in plan assets
Employer contributions	$134	$161
Benefits paid	(134)	(161)
Fair value of plan assets at end of year	$—	$—
Funded Status	$(1,423)	$(1,972)

Weighted-average assumptions
Discount rates	3.26%	3.64%
Amounts recognized in the statement of financial position consist of:
Other current liabilities	$(142)	$(208)
Other long-term liabilities	(1,281)	(1,764)
Net amount recognized	$(1,423)	$(1,972)
The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was a blended rate of 8.40% and 5.50% at December 31, 2017 and December 31, 2016, respectively. It was assumed that these rates will decline by 1% to 3% every 5 years for the next 15 years. An increase or decrease in the medical trend rate of 1% would increase or decrease the accumulated postretirement benefit obligation by approximately $0.1 million and $0.1 million, respectively.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The table that follows contains the components of net periodic benefit costs:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Components of net periodic benefit cost
Interest cost	$68	$76	$92
Amortization of the net (gain) loss from earlier periods	(18)	(13)	1
Net periodic benefit cost	$50	$63	$93

Weighted-average assumptions
Discount rates	3.64%	3.82%	3.82%
The net amounts recognized in accumulated other comprehensive loss related to the Company’s other postretirement healthcare and life insurance plans consisted of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Unrecognized gain	$(582)	$(217)	$(214)
In the next fiscal year, $0.1 million of unrecognized gain within accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost.

The Company’s cash contributions to its postretirement benefit plan in 2018 are not yet determined but are expected to equal the projected benefits from the plan. Estimated projected benefit payments from the plan at December 31, 2017 are as follows:

2018	$144
2019	139
2020	132
2021	123
2022	116
2023-2027	475

16.	Business Segments, Geographic and Customer Information
The Company’s business activities are organized into reportable segments based on their similar economic characteristics, products, production processes, types of customers and distribution methods. The Company is a global manufacturer of a broad range of industrial products and is organized into four reportable segments: finishing, components, seating and acoustics. The Company’s finishing segment focuses on the production of industrial brushes, buffing wheels, buffing compounds, and abrasives that are used in a broad range of industrial and infrastructure applications. The components segment is a diversified manufacturer of expanded and perforated metal components, slip-resistant walking surfaces and subassemblies for smart utility meters. The seating segment supplies seating solutions to equipment manufacturers in the motorcycle, lawn and turf care, industrial, agricultural, construction and power sports end markets. The acoustics segment manufactures engineered non-woven, fiber-based acoustical products for the automotive industry.
Net sales relating to the Company’s reportable segments are as follows:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Finishing	$200,284	$196,883	$191,394
Components	82,621	97,667	122,133
Seating	159,129	161,050	176,792
Acoustics	206,582	249,919	218,047
Net sales	$648,616	$705,519	$708,366
The Company uses “Adjusted EBITDA” as the primary measure of profit or loss for the purposes of assessing the operating performance of its segments. The Company defines EBITDA as net income (loss) before interest expense, income tax provision (benefit), depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including goodwill and long-lived asset impairment charges, gains or losses on disposal of property, plant and equipment, divestitures and extinguishment of debt, integration and other operational restructuring charges, transactional legal fees, other professional fees, purchase accounting adjustments, and non-cash share based compensation expense.
Management believes that Adjusted EBITDA provides a clear picture of the Company’s operating results by eliminating expenses and income that are not reflective of the underlying business performance. Certain corporate-level administrative expenses such as payroll and benefits, incentive compensation, travel, accounting, auditing and legal fees and certain other expenses are kept within its corporate results and are not allocated to its business segments. Shared expenses across the Company that directly relate to the performance of our four reportable segments are allocated to the segments. Adjusted EBITDA is used to facilitate a comparison of the Company’s operating performance on a consistent basis from period to period and to analyze the factors and trends affecting its segments. The Company’s internal plans, budgets and forecasts use Adjusted EBITDA as a key metric. In addition, this measure is used to evaluate its operating performance and segment operating performance and to determine the level of incentive compensation paid to its employees.
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
Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated income before taxes:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Segment Adjusted EBITDA
Finishing	$27,661	$24,200	$25,799
Components	9,888	14,249	20,943
Seating	16,348	16,122	19,766
Acoustics	27,341	27,202	27,515
	$81,238	$81,773	$94,023

Interest expense	(1,370)	(1,561)	(1,870)
Loss on debt extinguishment	(182)	—	—
Depreciation and amortization	(38,577)	(43,697)	(44,938)
Impairment charges	—	(63,285)	(94,126)
Gain (loss) on disposal of property, plant and equipment - net	759	(869)	(109)
Loss on divestiture	(8,730)	—	—
Restructuring	(4,275)	(6,634)	(3,800)
Transaction-related expenses	—	—	(789)
Integration and other restructuring costs	—	(1,621)	(2,713)
Total segment income (loss) before income taxes	28,863	(35,894)	(54,322)
Corporate general and administrative expenses	(13,486)	(17,613)	(12,860)
Corporate interest expense	(31,719)	(30,282)	(29,965)
Corporate gain on debt extinguishment	2,383	—	—
Corporate depreciation	(357)	(344)	(310)
Corporate restructuring	9	(598)	—
Corporate transaction-related expenses	—	—	(97)
Corporate integration and other restructuring	569	(359)	(6,333)
Corporate loss on disposal of property, plant and equipment	—	(11)	—
Corporate share based compensation (expense) income	(1,119)	752	(7,969)
Loss before income taxes	$(14,857)	$(84,349)	$(111,856)

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Other financial information relating to the Company’s reportable segments is as follows at December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Depreciation and amortization
Finishing	$12,198	$13,693	$11,407
Components	7,821	9,827	8,587
Seating	8,435	8,894	13,693
Acoustics	10,123	11,283	11,251
Corporate	357	344	310
	$38,934	$44,041	$45,248

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Capital expenditures
Finishing	$5,247	$5,943	$9,090
Components	3,797	2,950	4,875
Seating	2,709	3,602	3,804
Acoustics	3,563	6,058	14,881
Corporate	557	1,227	136
	$15,873	$19,780	$32,786

	December 31, 2017	December 31, 2016
Assets
Finishing	$241,776	$232,550
Components	72,724	81,450
Seating	99,155	105,184
Acoustics	145,490	172,769
Total segments	559,145	591,953
Corporate and eliminations	(12,822)	(8,117)
Consolidated	$546,323	$583,836
Net sales and long-lived asset information by geographic area are as follows at December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net sales by region
United States	$441,691	$492,667	$510,526
Europe	151,628	154,307	138,578
Mexico	50,080	49,594	48,242
Other	5,217	8,951	11,020
	$648,616	$705,519	$708,366

	December 31, 2017	December 31, 2016
Long-lived assets
United States	$197,174	$219,591
Europe	70,797	84,638
Mexico	13,484	13,734
Other	4,240	4,118
	$285,695	$322,081
Net sales attributed to geographic locations are based on the locations producing the external sales. Long-lived assets by geographic location consist of the net book values of property, plant and equipment and amortizable intangible assets.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

17.	Commitments and Contingencies
Litigation Matters
On December 22, 2016, JMB Capital Partners Master Fund, L.P. (“Plaintiff”), filed a complaint in the Supreme Court of the State of New York, County of New York, captioned JMB Capital Partners Master Fund, L.P. v. Jason Industries, Inc., et al., Index No. 656692/2016. The complaint named the Company and Jeffry N. Quinn as defendants (“Defendants”) and asserted claims for breach of representations and warranties, fraudulent inducement, negligent misrepresentation, conversion, unjust enrichment and breach of the implied covenant of good faith and fair dealing. The claims arose out of alleged misrepresentations made in connection with the sale of Series A Preferred Stock to Plaintiff pursuant to a Subscription Agreement executed on May 14, 2014. Plaintiff sought compensatory damages, rescission of the Subscription Agreement, consequential and punitive damages, attorneys’ fees, pre-judgment and post-judgment interest, costs of suit, and other equitable relief. On September 14, 2017, the New York Supreme Court dismissed, with prejudice, all claims asserted by the Plaintiff. The Plaintiff had the right to appeal the New York Supreme Court’s dismissal within 30 days of having been served written notice that the judgment or order has been entered, along with a copy of the judgment order. As of December 31, 2017, the Plaintiff’s 30 day appeal period has expired without an appeal being filed.
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
Environmental Matters
At December 31, 2017 and December 31, 2016, the Company held reserves of $1.0 million for environmental matters at one location. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations or cash flows.

18.	Subsequent Events
Exchange of Series A Preferred Stock for common stock of Jason Industries, Inc.
On January 22, 2018, certain holders of the Company’s Series A Preferred Stock exchanged 12,136 shares of Series A Preferred Stock for 1,395,640 shares of Company common stock, a conversion rate of 115 shares of Company common stock for each share of Series A Preferred Stock. Under the terms of the Series A Preferred Stock agreements, holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate. The excess of the book value of the Series A Preferred Stock over the fair value of the Company common stock issued in the exchange and the fair value of the inducement offer, represented by the exchange conversion rate over the agreement conversion rate, will be recorded as a net increase to additional paid-in capital on the consolidated balance sheets. Subsequent to the exchange, the Company had 37,529 shares of Series A Preferred Stock outstanding.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable assurance level, due to the material weakness in our internal control over financial reporting discussed below.
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
Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management's assessment and those criteria, management concluded that our internal control over financial reporting was not effective at a reasonable assurance level, due to the material weakness in our internal control as of December 31, 2017.
Material Weakness in Internal Control over Financial Reporting
In the the third quarter of 2017, our management identified deficiencies that when aggregated, resulted in a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management has identified a material weakness in the design and operation of control activities. Specifically, we did not design and maintain effective controls necessary to allow for a detailed review over non-routine transactions on a timely basis and did not have the appropriate complement of resources at certain of our facilities in place for a sufficient period of time. As a result of this material weakness, we inappropriately accounted for the divestiture of Acoustics Europe in the three and six month periods ended June 30, 2017 and for depreciation expense in 2016 and the first six months of 2017. While the impact of these errors is not material to the previously reported financial statements, as discussed in Note 2 to the financial statements, we revised our previously issued annual financial statements as of and for the year ended December 31, 2016. See Note 2 to the consolidated financial statements included in Part 2, Item 8 of this report for further information regarding this revision. These control deficiencies could result in the misstatement of account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies aggregated to a material weakness.
Remediation Plan
During the fourth quarter of 2017, we enhanced the design of controls around certain control activities, specifically, the review process for analyzing non-routine accounting transactions and also added additional accounting resources in several businesses to improve the effectiveness of internal control over financial reporting. We believe that these enhanced resources and processes will effectively remediate the material weakness, but the material weakness will not be considered remediated until the revised controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. As of December 31, 2017, additional time is needed to demonstrate sustainability as it relates to the revised controls and enhanced resources.
Changes in Internal Control over Financial Reporting
The remediation efforts related to the material weakness disclosed in Management’s Report on Internal Control over Financial Reporting are considered a change in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K as permitted by SEC rules.
The information required by this Item is set forth under the headings “Questions and Answers about the Company,” “Proposals to be Voted On–Proposal 1: Election of Directors,” “Corporate Governance Principles and Board Matters–Audit Committee,” “Corporate Governance and Nominating Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017 in connection with the solicitation of proxies for the Company’s 2018 annual meeting of shareholders (“Proxy Statement”) and is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table gives information about the Company’s common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,350,527	$—	352,587	(2)

Equity compensation plans not approved by security holders	—	$—	—
Total	2,350,527	—	352,587
(1) Column (a) of the table above includes 2,350,527 unvested restricted stock units outstanding under the Jason Industries, Inc. 2014 Omnibus Incentive Plan.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) Documents filed as part of this report

(1) All financial statements
(2) Financial Statement schedules

Index to Financial Statement schedules
For the years ended December 31, 2017, December 31, 2016 and December 31, 2015	Page
Schedule II - Valuation and Qualifying Accounts	108
All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.
(3) Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that precedes the Signatures page of this Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

SCHEDULE II. CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of year	Charge to Costs and Expenses	Utilization of Reserves	Other (1)	Balance at end of year
Year Ended December 31, 2017
Allowance for doubtful accounts	$3,392	$82	$(634)	$119	$2,959
Deferred tax valuation allowances	$4,879	$283	$(1,164)	$222	$4,220

Year Ended December 31, 2016
Allowance for doubtful accounts	$2,524	$1,696	$(783)	$(45)	$3,392
Deferred tax valuation allowances	$3,703	$1,469	$—	$(293)	$4,879

Year Ended December 31, 2015
Allowance for doubtful accounts	$2,415	$590	$(374)	$(107)	$2,524
Deferred tax valuation allowances	$3,898	$(243)	$—	$48	$3,703
(1)     The amounts included in the “other” column primarily relate to the impact of foreign currency exchange rates.

EXHIBIT INDEX

Exhibit Number	Description

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

10.4
Amended and Restated Employment Agreement between the Company and John Hengel, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).**

10.5
Employment Agreement between the Company and Sarah Sutton, dated as of April 6, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on April 7, 2015 (File No. 1-36051)).**

Exhibit Number	Description
10.6
Employment Agreement between the Company and Thomas Doerr, dated as of November 9, 2015 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form 10-K, filed with the Commission on March 8, 2016 (File No. 1-36051))**

10.7
Employment Agreement between the Company and Brian K. Kobylinski, dated as of April 8, 2016 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, filed with the Commission on May 10, 2016 (File No. 1-36051)).**

10.8
Amendment to Employment Agreement between the Company and Brian K. Kobylinski, dated December 1, 2016 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the Commission on December 2, 2016 (File No. 1-36051)).**

10.9
Employment Agreement between the Company and Chad M. Paris, effective as of August 25, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on August 17, 2017 (File No. 1-36051)).**

10.10
First Lien Credit Agreement, dated as of June 30, 2014, by and among Jason Incorporated, Jason Partners Holdings Inc., Jason Holdings, Inc. I, Deutsche Bank AG New York Branch, as administrative agent, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

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

10.17
Form of Non-Employee Director Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Form 10-Q, filed with the Commission on November 7, 2014 (File No. 1-36051)).*

10.18	Form of Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (Time-Vesting).**

10.19
Form of Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (Cliff-Vesting) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, filed with the Commission on May 10, 2016 (File No. 1-36051)).**

10.20
Form of Restricted Stock Unit & Cash Bonus Award Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (Time-Vesting) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on July 5, 2017 (File No. 1-36051)).**

10.21
Form of Restricted Stock Unit & Cash Bonus Award Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (EBITDA-Vesting) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the Commission on July 5, 2017 (File No. 1-36051)).**

10.22
First Amendment to First Lien Credit Agreement between, dated as of February 1, 2018, by and among Jason Incorporated, Jason Partners Holdings Inc., Jason Holdings, Inc. I, Deutsche Bank AG New York Branch, as administrative agent, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto.

Exhibit Number	Description
10.23
First Amendment to Second Lien Credit Agreement between, dated as of February 1, 2018, by and among Jason Incorporated, Jason Partners Holdings Inc., Jason Holdings, Inc. I, Deutsche Bank AG New York Branch, as administrative agent, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto.

10.24	Form of Preferred Stock Exchange Agreement (incorporated by reference to Exhibit 10 to the Registrant’s 8-K, filed with the Commission on January 23, 2018 (File No. 1-36051)).

10.25	Employment Agreement between the Company and Keith A. Walz, dated as of February 27, 2018.**

11	Computation of per share earnings (contained in Note 13 of “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

12	Computation of Ratio of Earnings to Fixed Charges and to Fixed Charges and Preference Dividends.

21	Subsidiaries of Registrant.

23	Consent of PricewaterhouseCoopers LLP.

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

JASON INDUSTRIES, INC.

Dated: March 1, 2018	/s/ Brian K. Kobylinski
Brian K. Kobylinski President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 1, 2018	/s/ Chad M. Paris
Chad M. Paris Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian K. Kobylinski	President, Chief Executive Officer and Director	Dated: March 1, 2018
Brian K. Kobylinski	(Principal Executive Officer)

/s/ Chad M. Paris	Senior Vice President and Chief Financial Officer	Dated: March 1, 2018
Chad M. Paris	(Principal Financial and Accounting Officer)

/s/ Jeffry N. Quinn	Chairman of the Board of Directors	Dated: March 1, 2018
Jeffry N. Quinn

/s/ James P. Heffernan	Director	Dated: March 1, 2018
James P. Heffernan

/s/ Edgar G. Hotard	Director	Dated: March 1, 2018
Edgar G. Hotard

/s/ James E. Hyman	Director	Dated: March 1, 2018
James E. Hyman

/s/ Mitchell I. Quain	Director	Dated: March 1, 2018
Mitchell I. Quain

/s/ Dr. John Rutledge	Director	Dated: March 1, 2018
Dr. John Rutledge

/s/ James M. Sullivan	Director	Dated: March 1, 2018
James M. Sullivan