Form 10-Q
period 2018-03-30
Jason Industries, Inc.
filed 2018-05-03
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018

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

As of April 29, 2018, there were 27,394,252 shares of common stock of the Company issued and outstanding.

JASON INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017
Net sales	$167,254	$175,193
Cost of goods sold	131,582	140,584
Gross profit	35,672	34,609
Selling and administrative expenses	27,524	26,656
Loss (gain) on disposals of property, plant and equipment - net	234	(330)
Restructuring	602	681
Operating income	7,312	7,602
Interest expense	(8,027)	(8,366)
Equity income	100	143
Other income - net	71	113
Loss before income taxes	(544)	(508)
Tax provision (benefit)	275	(15)
Net loss	(819)	(493)
Less net gain attributable to noncontrolling interests	—	5
Net loss attributable to Jason Industries	(819)	(498)
Redemption premium and accretion of dividends on preferred stock	1,727	918
Net loss available to common shareholders of Jason Industries	$(2,546)	$(1,416)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.09)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	27,329	25,784
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017
Net loss	$(819)	$(493)
Other comprehensive income:
Employee retirement plan adjustments, net of tax	3	—
Foreign currency translation adjustments	2,415	1,172
Net change in unrealized gains on cash flow hedges, net of tax expense of $531 and $194, respectively	1,627	313
Total other comprehensive income	4,045	1,485
Comprehensive income	3,226	992
Less: Comprehensive income attributable to noncontrolling interests	—	43
Comprehensive income attributable to Jason Industries	$3,226	$949
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	March 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$47,991	$48,887
Accounts receivable - net of allowances for doubtful accounts of $3,019 at March 30, 2018 and $2,959 at December 31, 2017	83,890	68,626
Inventories - net	75,372	70,819
Other current assets	18,093	15,655
Total current assets	225,346	203,987
Property, plant and equipment - net of accumulated depreciation of $94,320 at March 30, 2018 and $88,134 at December 31, 2017	151,693	154,196
Goodwill	45,838	45,142
Other intangible assets - net	128,041	131,499
Other assets - net	12,873	11,499
Total assets	$563,791	$546,323

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$9,430	$9,704
Accounts payable	62,418	53,668
Accrued compensation and employee benefits	21,521	17,433
Accrued interest	215	276
Other current liabilities	21,169	19,806
Total current liabilities	114,753	100,887
Long-term debt	391,694	391,768
Deferred income taxes	25,324	25,699
Other long-term liabilities	22,505	22,285
Total liabilities	554,276	540,639

Commitments and contingencies (Note 15)

Shareholders’ Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 38,277 shares issued and outstanding at March 30, 2018, including 748 shares declared on February 15, 2018 and issued on April 1, 2018, and 49,665 shares issued and outstanding at December 31, 2017, including 968 shares declared on November 28, 2017 and issued on January 1, 2018)	38,277	49,665
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized; issued and outstanding: 27,374,458 shares at March 30, 2018 and 25,966,381 shares at December 31, 2017)	3	3
Additional paid-in capital	155,397	143,788
Retained deficit	(168,019)	(167,710)
Accumulated other comprehensive loss	(16,143)	(20,062)
Total shareholders’ equity	9,515	5,684
Total liabilities and shareholders’ equity	$563,791	$546,323
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017
Cash flows from operating activities
Net loss	$(819)	$(493)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,709	6,943
Amortization of intangible assets	4,098	3,060
Amortization of deferred financing costs and debt discount	711	752
Equity income	(100)	(143)
Deferred income taxes	(1,073)	(2,672)
Loss (gain) on disposals of property, plant and equipment - net	234	(330)
Share-based compensation	231	349
Net increase (decrease) in cash, excluding effect of divestitures, due to changes in:
Accounts receivable	(14,500)	(9,985)
Inventories	(4,076)	2,513
Other current assets	(1,150)	318
Accounts payable	8,980	(898)
Accrued compensation and employee benefits	3,985	3,615
Accrued interest	(61)	(54)
Accrued income taxes	17	1,293
Other - net	631	(1,367)
Total adjustments	4,636	3,394
Net cash provided by operating activities	3,817	2,901
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	49	674
Payments for property, plant and equipment	(3,622)	(3,396)
Acquisitions of patents	(9)	(33)
Net cash used in investing activities	(3,582)	(2,755)
Cash flows from financing activities
Payments of First and Second Lien term loans	(775)	(775)
Proceeds from other long-term debt	1,247	2,555
Payments of other long-term debt	(1,963)	(1,520)
Other financing activities - net	(13)	(8)
Net cash (used in) provided by financing activities	(1,504)	252
Effect of exchange rate changes on cash and cash equivalents	373	217
Net (decrease) increase in cash and cash equivalents	(896)	615
Cash and cash equivalents, beginning of period	48,887	40,861
Cash and cash equivalents, end of period	$47,991	$41,476
Supplemental disclosure of cash flow information
Non-cash investing activities:
Property, plant and equipment acquired through additional liabilities	$653	$479
Non-cash financing activities:
Non-cash preferred stock created from dividends declared	$748	$915
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	$—	$62
Exchange of preferred stock for common stock of Jason Industries, Inc.	$12,136	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 31, 2017	$49,665	$3	$143,788	$(167,710)	$(20,062)	$5,684	$—	$5,684
Cumulative impact of accounting changes	—	—	—	510	(126)	384	—	384
Dividends declared	748	—	(751)	—	—	(3)	—	(3)
Share-based compensation	—	—	231	—	—	231	—	231
Tax withholding related to vesting of restricted stock units	—	—	(7)	—	—	(7)	—	(7)
Net loss	—	—	—	(819)	—	(819)	—	(819)
Employee retirement plan adjustments, net of tax	—	—	—	—	3	3	—	3
Foreign currency translation adjustments	—	—	—	—	2,415	2,415	—	2,415
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	1,627	1,627	—	1,627
Exchange of preferred stock for common stock of Jason Industries, Inc.	(12,136)	—	12,136	—	—	—	—	—
Balance at March 30, 2018	$38,277	$3	$155,397	$(168,019)	$(16,143)	$9,515	$—	$9,515

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Deficit Attributable to Jason Industries	Noncontrolling Interests	Total Shareholders’ Deficit
Balance at December 31, 2016	$45,899	$2	$144,666	$(163,232)	$(30,372)	$(3,037)	$(105)	$(3,142)
Dividends declared	915	—	(918)	—	—	(3)	—	(3)
Share-based compensation	—	—	349	—	—	349	—	349
Tax withholding related to vesting of restricted stock units	—	—	(7)	—	—	(7)	—	(7)
Net loss	—	—	—	(498)	—	(498)	5	(493)
Foreign currency translation adjustments	—	—	—	—	1,136	1,136	36	1,172
Net changes in unrealized losses on cash flow hedges, net of tax	—	—	—	—	311	311	2	313
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	—	1	1,821	—	(1,884)	(62)	62	—
Balance at March 31, 2017	$46,814	$3	$145,911	$(163,730)	$(30,809)	$(1,811)	$—	$(1,811)
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. For additional information, including the Company’s significant accounting policies, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length, ending on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2018, the Company’s fiscal quarters are comprised of the three months ending March 30, June 29, September 28 and December 31. In 2017, the Company’s fiscal quarters were comprised of the three months ended March 31, June 30, September 29 and December 31.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.
Recently issued accounting standards
Accounting standards adopted in the current fiscal year
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue From Contracts With Customers” (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. See Note 3, “Net Sales” for further discussion regarding the adoption of this standard.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for interim and annual periods beginning after December 15, 2017. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”). ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01 and is effective for interim periods beginning after June 15, 2018, with early adoption permitted once ASU 2016-01 has been adopted. The Company adopted both standards effective January 1, 2018 and had determined that there was no impact on its condensed consolidated financial statements.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. The guidance is effective for annual periods beginning after December 15, 2017 and requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. The Company adopted ASU 2016-16 effective January 1, 2018 on a modified retrospective basis. As a result of the adoption, the Company has recorded a decrease to the opening retained deficit of $0.3 million.
In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”).  This standard requires the presentation of the service cost component of net periodic pension and postretirement benefit costs (“Pension Costs”) within operations and all other components of Pension Costs outside of income from operations within the Company’s condensed consolidated statements of operations.  In addition, only the service cost component of Pension Costs will be allowed for capitalization as an asset within the Company’s consolidated balance sheets.  ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The standard is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of Pension Costs and on a prospective basis for the capitalization of the service cost component of Pension Costs.  The Company adopted ASU 2017-07 effective January 1, 2018. There was an insignificant impact to the reported condensed consolidated financial statements for the three months ended March 30, 2018 and 2017.
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows for an optional reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the comprehensive tax legislation signed into law on December 22, 2017 by the President of the United States, which is commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The updated guidance eliminates the stranded tax effects resulting from the Tax Reform Act for those entities that elect the optional reclassification and also requires certain disclosures about the stranded tax effects. ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. The amendments in this update are effective either in the period of adoption or retrospectively, to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company adopted ASU 2018-02 effective January 1, 2018 and will apply the updated guidance to record the reclassification at the beginning of the period of adoption. As a result of the adoption, the Company has recorded a decrease to the opening retained deficit of $0.1 million and an increase to the opening accumulated other comprehensive loss of $0.1 million.
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 provides guidance for the recognition of provisional amounts in the condensed consolidated financial statements as a result of the Tax Reform Act. The guidance allows for a measurement period of up to one year from the December 22, 2017 enactment date to finalize the accounting related to the Tax Reform Act. ASU 2018-05 is effective upon issuance and accordingly, the Company has applied the guidance from this update within its condensed consolidated financial statements.
Accounting standards to be adopted in future fiscal periods
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes new accounting and disclosure requirements for leases. This standard requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. ASU 2016-02 and related guidance are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. In 2018, the FASB has issued additional ASUs related to ASU 2016-02, which simplify and provide additional guidance to companies for implementation of the standard. This standard must be applied using a modified retrospective approach, which requires recognition and measurement of leases at the beginning of the earliest period presented with certain practical expedients available. The Company is in the process of analyzing the impact of the guidance on our inventory of lease contracts and currently intends to adopt the standard in the first quarter of fiscal 2019.  The Company expects this guidance to have a material impact on its consolidated financial statements upon recognition of the lease liability and right-of-use asset for lease contracts which are currently accounted for as operating leases.

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

2.	Revision of Previously Reported Financial Information
During the third quarter of 2017, the Company identified an error in the cost of goods sold presented in the condensed consolidated financial statements impacting the first and second quarters of 2017. The error resulted in the understatement of recorded depreciation expense of $0.1 million in the first quarter of 2017 and $0.1 million in the second quarter of 2017.
While the impact of these errors is not material to the previously reported financial statements, the Company has revised its previously issued condensed consolidated financial statements. Periods not presented herein will be revised, as applicable, in future filings. Amounts throughout the condensed consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable.
The impact of the required correction to the condensed consolidated statements of operations and comprehensive income (loss) were as follows:

	For the Three Months Ended
	March 31, 2017
	As Reported	Adjustments	As Revised
Cost of goods sold	$140,429	$155	$140,584
Gross profit	34,764	(155)	34,609
Operating income	7,757	(155)	7,602
Loss before income taxes	(353)	(155)	(508)
Tax provision (benefit)	28	(43)	(15)
Net loss	(381)	(112)	(493)
Net loss attributable to Jason Industries	(386)	(112)	(498)
Net loss available to common shareholders of Jason Industries	(1,304)	(112)	(1,416)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	(0.05)	—	(0.05)

Comprehensive income (loss)	1,104	(112)	992
Comprehensive income (loss) attributable to Jason Industries	$1,061	$(112)	$949

The above revisions did not impact total net cash provided by (used in) operating, investing or financing activities within the condensed consolidated statements of cash flows for any previous period. Other than the adjustments to net loss for the three months ended March 31, 2017, as described above, which impacted recorded retained deficit, shareholders’ equity (deficit) attributable to Jason Industries and total shareholders’ equity (deficit), there were no other impacts to the condensed consolidated statements of shareholders’ equity (deficit). There was no impact to the Company’s previously reported “segment” Adjusted EBITDA for the three months ended March 31, 2017.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

3.	Net Sales
Adoption of ASU 2014-09, “Revenue From Contracts With Customers”
On January 1, 2018, the Company adopted ASU 2014-09, “Revenue From Contracts With Customers” and all related amendments using the modified retrospective method. Subsequent to the date of adoption, the Company recognizes its revenue in accordance with Accounting Standard Codification (“ASC”) 606, “Revenue From Contracts With Customers” (“ASC 606”). Prior to January 1, 2018, the Company recognized revenue in accordance with ASC 605, “Revenue Recognition” and prior period results continue to be reported under the accounting standards in effect for those periods. Under the modified retrospective approach for the adoption of ASC 606, the cumulative impact of adopting the new standard on the condensed consolidated financial statements was recorded as a decrease to the opening retained deficit of $0.1 million for the three months ended March 30, 2018.
Revenue Recognition
Under ASC 606, net sales are recognized when control of a performance obligation is transferred to the customer in an amount that reflects the consideration expected to be received in exchange for the transferred good or service. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods or delivery of the services. Amounts invoiced to customers related to shipping and handling are classified as net sales, while expenses for transportation of products to customers are recorded as a component of cost of goods sold on the condensed consolidated financial statements. Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from net sales. As of the contract inception date, the expected time between the completion of the performance obligation and the payment from the customer is less than a year, and as such there are no significant financing components in the consideration recognized and disclosures around unsatisfied performance obligations have been omitted.
The Company estimates whether it will be entitled to variable consideration under the terms of the contract and includes its estimate of variable consideration in the transaction price based on the expected value method when it is deemed probable of being realized based on historical experience and trends. Types of variable consideration may include rebates, discounts, and product returns, among others, which are recorded as a deduction to net sales at the time when control of a performance obligation is transferred to the customer.
The majority of the Company’s contracts are for the sale of goods that qualify as separate performance obligations that are distinct from other goods or services provided in the same contract. Transaction price inclusive of estimated variable consideration is allocated to separate performance obligations based on their relative stand alone selling prices using observable inputs. When observable inputs are not available, the Company estimates stand alone selling price using cost plus a reasonable margin approach. Contracts entered into with the same customer at or near the same time are combined into a single contract if they represent a single commercial objective, payment of consideration in one contract is dependent on performance of the other contract, or promises in different contracts constitute a single performance obligation. For the limited contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract.
Performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products transferred to customers at a point in time accounted for more than 99% of net sales for the three months ended March 30, 2018. The Company recognizes revenue over time for certain production parts with minimum stocking agreements in the finishing business that are highly customized with no alternative use and for which the Company has an enforceable right to payment with a reasonable margin under the terms of the contract based on the output method of goods produced. Revenue from products transferred to customers over time accounted for less than 1% of net sales for the three months ended March 30, 2018.
The Company provides industry standard assurance-type warranties which ensure that the manufactured products comply with agreed upon specifications with the customers and do not represent a separate performance obligation with the customer. Warranty based accruals are established under ASC 460, “Guarantees”, based on an evaluation of historical warranty experience and management’s estimate of the level of future claims.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Revenue Disaggregation
The acoustics segment operates principally as an automotive Original Equipment Manufacturer (“OEM”) Tier-1 and Tier-2 supplier. The seating segment operates principally as a seating OEM within the motorcycle, lawn and turf care, industrial, agriculture, construction, and power sports markets. The products in these businesses are generally custom products sold direct to customers that are awarded by platform to a sole supplier for the life of the platform which can span several years. The Company transfers control and recognizes net sales at a point in time upon shipment to the customer for these contracts.
The components segment operates principally as a component OEM within the rail and general industrial markets. The finishing segment operates principally as a provider of industrial brush, polishing buffs and compounds, and abrasive products that are used in a broad range of industrial and infrastructure applications. The Company typically sells products within these businesses under purchase orders through both direct to customer and distribution sales channels. The Company generally transfers control and recognizes net sales when the product is shipped to the customer. Within the finishing business, there are certain custom products for customers with minimum stocking agreements for which the Company recognizes net sales over time. Revenue from products transferred to customers over time accounted for less than 1% of finishing net sales for the three months ended March 30, 2018.
The Company disaggregates net sales by geography based on the country of origin of the final sale with the external customer, which in certain cases may be manufactured in other countries at facilities within the Company’s global network. The following table summarizes net sales disaggregated by geography and reportable segment:

	Three Months Ended March 30, 2018
	Finishing	Components	Seating	Acoustics	Total
United States	$17,788	$22,393	$45,011	$33,381	$118,573
Europe	33,238	—	2,023	—	35,261
Mexico	2,021	—	—	10,468	12,489
Other	931	—	—	—	931
Total	$53,978	$22,393	$47,034	$43,849	$167,254
The Company disaggregates net sales by sales channel as either direct or distribution net sales. Direct net sales are defined as net sales ordered by and sold directly to the end customer without the involvement of a third party. For our OEM customers, direct sales include certain spare parts and accessories which are intended for resale to end consumers. Distribution net sales are defined as net sales ordered by and sold to a third party, which intends to resell the products to the end consumer. The following table summarizes net sales disaggregated by sales channel and reportable segment:

	Three Months Ended March 30, 2018
	Finishing	Components	Seating	Acoustics	Total
Direct	$30,748	$21,772	$46,401	$43,849	$142,770
Distribution	23,230	621	633	—	24,484
Total	$53,978	$22,393	$47,034	$43,849	$167,254

4.	Divestiture
On August 30, 2017, the Company completed the divestiture of its Acoustics European operations within the acoustics segment located in Germany (“Acoustics Europe”) for a net purchase price of $8.1 million, which included cash of $0.2 million, long-term debt assumed by the buyer of $3.0 million and other purchase price adjustments. The divestiture resulted in an $8.7 million pre-tax loss. Acoustics Europe had net sales of $8.9 million for the three months ended March 31, 2017 and $22.9 million for the eight months ended August 30, 2017, the date of closing.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

5.	Restructuring Costs
On March 1, 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program (the “2016 program”). The 2016 program, as used herein, refers to costs related to various restructuring activities across business segments. This includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities were ongoing throughout years ended 2016 and 2017 and the three months ended March 30, 2018 and are expected to be completed by the end of 2018.
The following table presents the restructuring costs recognized by the Company under the 2016 program by reportable segment. The 2016 program began in the first quarter of 2016 and as such, the cumulative restructuring charges represent the cumulative charges incurred since the inception of the 2016 program through March 30, 2018. The other costs incurred under the 2016 program for the three months ended March 30, 2018 primarily include charges related to the consolidation of two U.S. plants within the components segment and the consolidation of two U.S. plants within the acoustics segment. The other costs incurred under the 2016 program for the three months ended March 31, 2017 primarily include charges related to the consolidation of two U.S. plants within the components segment and exit costs related to the wind down of the finishing segment’s facility in Brazil. Based on the announced restructuring actions to date, the Company expects to incur a total of approximately $14.1 million under the 2016 program. Restructuring costs are presented separately on the condensed consolidated statements of operations.

2016 Program	Finishing	Components	Seating	Acoustics	Corporate	Total
Restructuring charges - three months ended March 30, 2018:
Severance costs	$(79)	$—	$—	$—	$—	$(79)
Lease termination costs	36	—	—	—	—	36
Other costs	49	274	—	322	—	645
Total	$6	$274	$—	$322	$—	$602

Restructuring charges - three months ended March 31, 2017:
Severance costs	$7	$—	$(17)	$25	$—	$15
Lease termination costs	20	—	—	63	—	83
Other costs	102	364	—	117	—	583
Total	$129	$364	$(17)	$205	$—	$681

Cumulative restructuring charges - period ended March 30, 2018:
Severance costs	$4,386	$436	$59	$939	$588	$6,408
Lease termination costs	468	—	—	172	—	640
Other costs	2,287	2,064	—	701	—	5,052
Total	$7,141	$2,500	$59	$1,812	$588	$12,100

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table represents the restructuring liabilities:

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2017	$907	$76	$1,079	$2,062
Current period restructuring charges	(79)	36	645	602
Cash payments	(298)	(37)	(884)	(1,219)
Foreign currency translation adjustments	(2)	3	5	6
Balance - March 30, 2018	$528	$78	$845	$1,451

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2016	$1,281	$333	$1,085	$2,699
Current period restructuring charges	15	83	583	681
Cash payments	(621)	(194)	(582)	(1,397)
Foreign currency translations adjustments	20	—	35	55
Balance - March 31, 2017	$695	$222	$1,121	$2,038
At March 30, 2018 and December 31, 2017, the restructuring liabilities were classified as other current liabilities on the condensed consolidated balance sheets. At March 30, 2018 and December 31, 2017, the accrual for lease termination costs primarily relates to restructuring costs associated with a 2016 lease termination in the finishing segment. At March 30, 2018 and December 31, 2017, the accrual for other costs primarily relates to a loss contingency for certain employment matter claims within the finishing segment.

6.	Inventories
Inventories consisted of the following:

	March 30, 2018	December 31, 2017
Raw material	$38,624	$35,925
Work-in-process	5,607	4,375
Finished goods	31,141	30,519
Total inventories	$75,372	$70,819

7.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, all of which is within the Company’s finishing segment, were as follows:

Balance as of December 31, 2017	$45,142
Foreign currency impact	696
Balance as of March 30, 2018	$45,838
The Company’s other intangible assets - net consisted of the following:

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

	March 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$1,992	$(759)	$1,233	$1,985	$(671)	$1,314
Customer relationships	110,709	(27,899)	82,810	110,210	(24,775)	85,435
Trademarks and other intangibles	57,686	(13,688)	43,998	57,373	(12,623)	44,750
Total other intangible assets - net	$170,387	$(42,346)	$128,041	$169,568	$(38,069)	$131,499

8.	Debt and Hedging Instruments
The Company’s debt consisted of the following:

	March 30, 2018	December 31, 2017
First Lien Term Loans	$297,243	$298,018
Second Lien Term Loans	90,007	90,007
Debt discount on Term Loans	(3,372)	(3,602)
Deferred financing costs on Term Loans	(5,209)	(5,586)
Foreign debt	21,662	21,795
Capital lease obligations	793	840
Total debt	401,124	401,472
Less: Current portion	(9,430)	(9,704)
Total long-term debt	$391,694	$391,768
Senior Secured Credit Facilities
As of March 30, 2018, the Company’s U.S. credit facility (the “Senior Secured Credit Facilities”) included (i) term loans in an aggregate principal amount of $310.0 million (“First Lien Term Loans”) maturing in 2021, of which $297.2 million is outstanding, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing in 2022, of which $90.0 million is outstanding, and (iii) a revolving loan of up to $40.0 million (“Revolving Credit Facility”) maturing in 2019.
The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to $0.8 million, with the balance payable at maturity. At the Company’s election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.50% or (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings under the First Lien Term Facility and Second Lien Term Facility are subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility may be subject to adjustment based upon Jason Incorporated’s (an indirect wholly-owned subsidiary of the Company) consolidated first lien net leverage ratio.
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
At March 30, 2018, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 6.8% and 10.3%, respectively. At March 30, 2018, the Company had a total of $34.1 million of availability for

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

additional borrowings under the Revolving Credit Facility since the Company had no outstanding borrowings and letters of credit outstanding of $5.9 million, which reduce availability under the facility.
Under the Senior Secured Credit Facilities, the Company is subject to mandatory prepayments if certain requirements are met. The mandatory prepayment is in excess of regular current installments due. At March 30, 2018 and December 31, 2017, a mandatory excess cash flow prepayment of $2.5 million under the Senior Secured Credit Facilities was included within the current portion of long-term debt in the condensed consolidated balance sheets. This mandatory prepayment of $2.5 million was paid on April 6, 2018.
Foreign debt
The Company has the following foreign debt obligations, including various overdraft facilities and term loans:

	March 30, 2018	December 31, 2017
Germany	$18,087	$18,003
Mexico	2,864	3,179
India	645	599
Other	66	14
Total foreign debt	$21,662	$21,795
These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.1 million to $11.2 million at both March 30, 2018 and December 31, 2017. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and/or maximum leverage ratio, among others. The Company was in compliance with these covenants as of March 30, 2018.
The foreign debt obligations in Germany primarily relate to term loans within our finishing segment of $18.0 million at both March 30, 2018 and December 31, 2017. The German borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025 .
Interest Rate Hedge Contracts
The Company is exposed to certain financial risks relating to fluctuations in interest rates. To manage exposure to such fluctuations, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at March 30, 2018 and December 31, 2017. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the three months ended March 30, 2018 and March 31, 2017, the Company recognized $0.2 million and $0.6 million, respectively, of interest expense related to the Swaps. Based on current interest rates, the Company expects to recognize interest income of $0.5 million related to the Swaps in the next 12 months.
The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was $2.2 million at March 30, 2018 and $0.1 million at December 31, 2017, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	March 30, 2018	December 31, 2017
Interest rate swaps:
Recorded in other current assets	$616	$—
Recorded in other assets - net	1,621	537
Recorded in other current liabilities	—	(458)
Total net asset (liability) derivatives designated as hedging instruments	$2,237	$79

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

9.	Share-Based Compensation
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
There were 3,473,435 shares of common stock reserved and authorized for issuance under the 2014 Plan. At March 30, 2018, there were 364,087 shares of common stock that remained authorized and available for future grants. On February 27, 2018, the Company’s Board of Directors unanimously approved, subject to stockholder approval, an amendment to the 2014 Plan to increase the number of authorized shares by 4,000,000 shares.
The Company recognized the following share-based compensation expense:

	Three Months Ended
	March 30, 2018	March 31, 2017
Restricted stock units	$124	$343
Adjusted EBITDA vesting awards	107	—
Stock price vesting awards	—	6
Total share-based compensation expense	$231	$349

Total income tax benefit recognized	$57	$133
As of March 30, 2018, total unrecognized compensation cost related to share-based compensation awards was approximately $1.7 million, which the Company expects to recognize over a weighted average period of approximately 2.0 years.
The following table sets forth the restricted and performance share unit activity:

			Performance Share Units
	Restricted Stock Units		Adjusted EBITDA Vesting Awards		ROIC Vesting Awards
	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2017	1,033	$2.84	908	$1.30	410	$3.70
Granted	—	—	—	—	—	—
Issued	(15)	3.37	—	—	—	—
Forfeited	(1)	3.46	—	—	(10)	3.46
Outstanding at March 30, 2018	1,017	$2.83	908	$1.30	400	$3.71
Restricted Stock Units
As of March 30, 2018, there was $0.8 million of unrecognized share-based compensation expense related to 728,232 RSU awards, with a weighted-average grant date fair value of $1.81, that are expected to vest over a weighted-average period of 1.9 years. Included within the 1,016,686 RSU awards outstanding as of March 30, 2018 are 288,454 RSU awards for members of our Board of Directors which have vested and issuance of the shares has been deferred, with a weighted-average grant date fair value of $5.41.
In connection with the vesting of RSUs previously granted by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

available for grant). During the three months ended March 30, 2018 and March 31, 2017, there were 2,563 and 4,279 shares, respectively, withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ equity (deficit).
On March 23, 2018, the Company contingently granted 1,792,000 RSU awards to certain executive officers and employees of the Company. The RSU award grants are contingent upon the approval of amendments to the 2014 Plan at the Company’s annual meeting of stockholders which will be held on May 16, 2018.
Performance Share Units
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
Compensation expense of the Adjusted EBITDA based performance share unit awards is currently being recognized based on an estimated payout of 100% of target, or 907,505 shares. As of March 30, 2018, there was $0.9 million of unrecognized compensation expense related to cumulative Adjusted EBITDA based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 2.0 years.

ROIC Vesting Awards
During the fourth quarter of 2016, the Company lowered its estimated vesting of ROIC (return on invested capital) based performance share unit awards with a three year measurement period ending on December 31, 2018 from 100% of target, or 266,557 shares, to an estimated payout of 0% of target or 0 shares. As of March 30, 2018, there was no unrecognized compensation expense related to ROIC based vesting performance share unit awards expected to be recognized in subsequent periods.

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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the anti-dilutive shares are as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
Net loss per share attributable to Jason Industries common shareholders
Basic and diluted loss per share	$(0.09)	$(0.05)

Numerator:
Net loss available to common shareholders of Jason Industries	$(2,546)	$(1,416)

Denominator:
Basic and diluted weighted-average shares outstanding	27,329	25,784

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock	13,994	13,994
Conversion of Series A 8% Perpetual Convertible Preferred (1)	3,309	3,728
Conversion of JPHI rollover shares convertible to Jason Industries common stock (2)	—	239
Restricted stock units	1,023	548
Performance share units	1,316	1,463
Total	19,642	19,972

(1)
Includes the impact of 748 additional Series A Preferred Stock shares from a stock dividend declared on February 15, 2018 to be paid in additional shares of Series A Preferred Stock on April 1, 2018. The Company included the preferred stock within the condensed consolidated balance sheets as of the declaration date. Conversion is presented as the voluntary conversion ratio of 81.18 common shares for each preferred share.

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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act significantly changed U.S. tax law by lowering corporate income tax rates, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries, among others. The Tax Reform Act also added many new provisions including changes to bonus depreciation and the deductions for executive compensation and interest expense. While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low taxed income (“GILTI”) provisions and the base erosion and anti-abuse tax (“BEAT”) provisions. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
We are currently analyzing these additional provisions of the Tax Reform Act that come into effect for tax years starting January 1, 2018 and will determine if these items would impact the effective tax rate in the year the income or expense occurs. These provisions include the GILTI provisions, BEAT provisions, eliminating U.S. federal income taxes on dividends from foreign subsidiaries, the new provision that could limit the amount of deductible interest expense and the limitations on the deductibility of certain executive compensation. While the Company has not completed its analysis of all provisions of the Tax Reform Act, the Company has included an estimate of the amount of GILTI, deductible interest expense and limitations on the deductibility of certain executive compensation in its estimated annual base effective tax rate for the year ended December 31, 2018.
In March 2018, the FASB issued ASU 2018-05 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has made a reasonable estimate of the financial statement impact as of March 30, 2018 and has recognized the provisional tax impacts related to deemed repatriated earnings and included these amounts in its condensed consolidated financial statements for the three months ended March 30, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed within the one year measurement period as allowed by ASU 2018-05.
The effective tax rate was (50.6)% and 3.0% for the three months ended March 30, 2018 and March 31, 2017, respectively. The effective income tax rate for both 2018 and 2017 reflects the amount of taxable income or loss at the U.S. Federal statutory rate, taxable earnings or losses derived in foreign jurisdictions with tax rates that differ from the U.S. Federal statutory rate, and discrete items. The net discrete tax benefit was immaterial and $0.2 million for the three months ended March 30, 2018 and March 31, 2017, respectively.
The amount of gross unrecognized tax benefits was $1.9 million as of both March 30, 2018 and December 31, 2017, all of which would reduce the Company’s effective tax rate if recognized.
During the next twelve months, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits could stay the same. The Company recognizes interest and penalties related to tax matters in its tax provision. The Company has an immaterial amount of accrued interest and penalties that were recognized as a component of the income tax provision as of March 30, 2018 and December 31, 2017.
During the fourth quarter of 2017, the Company changed its assertion regarding the permanent reinvestment of earnings of its wholly-owned non U.S. subsidiaries. This change in assertion was triggered by the anticipated future impact of changes arising from the enactment of the Tax Reform Act, including the interest expense deduction limitation and significant reduction in the U.S. taxation of earnings repatriated from the Company’s foreign subsidiaries. As a result, during the year ended December 31, 2017, the Company recognized a deferred tax liability of $1.7 million on the undistributed earnings of its wholly-owned foreign subsidiaries. This amount is considered provisional pursuant to ASU 2018-05. The Company continues to evaluate the impact of the Tax Reform Act on its undistributed foreign earnings and profits.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

12.	Shareholders’ Equity (Deficit)
The changes in the components of accumulated other comprehensive loss, net of taxes, for the three months ended March 30, 2018 and March 31, 2017 were as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains on cash flow hedges	Total
Balance at December 31, 2017	$(1,517)	$(18,596)	$51	$(20,062)
Cumulative impact of accounting changes	(137)	—	11	(126)
Other comprehensive income before reclassifications	—	2,415	1,475	3,890
Amounts reclassified from accumulated other comprehensive loss	3	—	152	155
Balance at March 30, 2018	$(1,651)	$(16,181)	$1,689	$(16,143)

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains (losses) on cash flow hedges	Total
Balance at December 31, 2016	$(1,777)	$(27,404)	$(1,191)	$(30,372)
Other comprehensive income (loss) before reclassifications	—	1,136	(42)	1,094
Amounts reclassified from accumulated other comprehensive loss	—	—	353	353
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	(113)	(1,698)	(73)	(1,884)
Balance at March 31, 2017	$(1,890)	$(27,966)	$(953)	$(30,809)
Series A Preferred Stock Dividends
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the three months ended March 30, 2018:

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2018	November 15, 2017	$20.00	$974	968
On February 15, 2018, the Company declared a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on April 1, 2018 to holders of record on February 15, 2018. As of March 30, 2018, the Company has recorded the 748 additional Series A Preferred Stock shares declared for the dividend of $0.8 million within preferred stock in the condensed consolidated balance sheets.
Exchange of preferred stock for common stock of Jason Industries, Inc.
On January 22, 2018, certain holders of the Company’s Series A Preferred Stock exchanged 12,136 shares of Series A Preferred Stock for 1,395,640 shares of Company common stock, a conversion rate of 115 shares of Company common stock for each share of Series A Preferred Stock. Under the terms of the Series A Preferred Stock agreements, holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate. The excess of the book value of the Series A Preferred Stock over the fair value of the Company’s common stock issued in the exchange and the fair value of the redemption premium, represented by the excess of the exchange conversion rate over the agreement conversion rate, was recorded as a net increase to additional paid-in capital on the condensed consolidated balance sheets.

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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Net sales information relating to the Company’s reportable segments was as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
Finishing	$53,978	$49,476
Components	22,393	21,117
Seating	47,034	47,373
Acoustics	43,849	57,227
Net Sales	$167,254	$175,193
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
Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated income before taxes:

	Three Months Ended
	March 30, 2018	March 31, 2017
Segment Adjusted EBITDA
Finishing	$7,799	$7,067
Components	3,070	2,720
Seating	5,933	5,530
Acoustics	5,778	6,721
Total segment Adjusted EBITDA	$22,580	$22,038
Interest expense	(247)	(336)
Depreciation and amortization	(10,704)	(9,918)
(Loss) gain on disposal of property, plant and equipment - net	(234)	330
Restructuring	(602)	(681)
Integration and other restructuring costs	(356)	—
Total segment income before income taxes	10,437	11,433
Corporate general and administrative expenses	(2,867)	(3,477)
Corporate interest expense	(7,780)	(8,030)
Corporate depreciation	(103)	(85)
Corporate share-based compensation	(231)	(349)
Loss before income taxes	$(544)	$(508)

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Assets held by reportable segments were as follows:

	March 30, 2018	December 31, 2017
Finishing	$253,253	$241,776
Components	70,058	72,724
Seating	105,830	99,155
Acoustics	146,957	145,490
Total segments	576,098	559,145
Corporate and eliminations	(12,307)	(12,822)
Consolidated total assets	$563,791	$546,323

14.	Fair Value Measurements
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
The carrying amounts within the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $398.4 million as of both March 30, 2018 and December 31, 2017. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.
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
Litigation Matters

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

In the third quarter of 2016, the Company received notification of certain employment matter claims filed in Brazil related to hiring practices within the Company’s finishing division. As of March 30, 2018, the Company has successfully investigated and defended all filed claims and has gathered additional information to assess the total potential exposure related to this matter, including the potential of additional claims. In the opinion of management, the resolution of this contingency will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
In addition to the matter noted above, the Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, labor, and employment claims. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date, can be reasonably estimated and is not covered by insurance. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Environmental Matters
At March 30, 2018 and December 31, 2017, the Company held reserves of $1.0 million for environmental matters at one location. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

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
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, among others:

•	the level of demand for the Company’s products;

•	competition in the Company’s markets;

•	the Company’s ability to grow and manage growth profitably;

•	the Company’s ability to access additional capital;

•	changes in applicable laws or regulations;

•	the Company’s ability to attract and retain qualified personnel;

•	the impact of the Tax Reform Act;

•	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and

•
other risks and uncertainties indicated in this report, as well as those disclosed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”), including those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which may be amended or supplemented in Part II, Item 1A, “Risk Factors,” of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this report).

Introductory Note
The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017, and related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2017 Annual Report on Form 10-K.
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
Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2018, the Company’s fiscal quarters are comprised of the three months ended March 30, June 29, September 28, and December 31. In 2017, the Company’s fiscal quarters were comprised of the three months ending March 31, June 30, September 29, and December 31. Throughout this MD&A, we refer to the period from January 1, 2018 through March 30, 2018 as the “first quarter of 2018” or the “first quarter ended March 30, 2018”. Similarly, we refer to the period from January 1, 2017 through March 31, 2017 as the “first quarter of 2017” or the “first quarter ended March 31, 2017”.
Overview
Jason Industries is a global industrial manufacturing company with significant market share positions in each of its four segments: finishing, components, seating and acoustics. Jason Incorporated was founded in 1985 and today provides critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through its global network of 30 manufacturing facilities and 15 sales offices, warehouses and joint venture facilities throughout the United States and 13 foreign countries. The Company has embedded relationships with long standing customers, superior scale and resources, and specialized capabilities to design and manufacture specialized products on which our customers rely.
The Company focuses on markets with sustainable growth characteristics and where it is, or has the opportunity to become, the industry leader. The finishing segment focuses on the production of industrial brushes, polishing buffs and compounds, and abrasives that are used in a broad range of industrial and infrastructure applications. The components segment is a diversified manufacturer of expanded and perforated metal components and subassemblies for smart utility meters. The seating segment supplies seating solutions to equipment manufacturers in the motorcycle, lawn and turf care, industrial, agricultural, construction and power sports end markets. The acoustics segment manufactures engineered non-woven, fiber-based acoustical products for the automotive industry.
During the three months ended March 30, 2018 and March 31, 2017, approximately 29% and 32%, respectively, of the Company’s sales were derived from customers outside the United States. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations (in thousands) (unaudited):

	Three Months Ended
	March 30, 2018	March 31, 2017
Net sales	$167,254	$175,193
Cost of goods sold	131,582	140,584
Gross profit	35,672	34,609
Selling and administrative expenses	27,524	26,656
Loss (gain) on disposals of property, plant and equipment - net	234	(330)
Restructuring	602	681
Operating income	7,312	7,602
Interest expense	(8,027)	(8,366)
Equity income	100	143
Other income - net	71	113
Loss before income taxes	(544)	(508)
Tax provision (benefit)	275	(15)
Net loss	$(819)	$(493)
Less net gain attributable to noncontrolling interests	—	5
Net loss attributable to Jason Industries	$(819)	$(498)
Redemption premium and accretion of dividends on preferred stock	1,727	918
Net loss available to common shareholders of Jason Industries	$(2,546)	$(1,416)

Total other comprehensive income	$4,045	$1,485

Other financial data: (1)

	Three Months Ended		Increase/(Decrease)
(in thousands, except percentages)	March 30, 2018	March 31, 2017	$	%
Consolidated
Net sales	$167,254	$175,193	$(7,939)	(4.5)%
Net loss	(819)	(493)	(326)	(66.1)
Net loss as a % of net sales	0.5%	0.3%	20 bps
Adjusted EBITDA	19,713	18,561	1,152	6.2
Adjusted EBITDA % of net sales	11.8%	10.6%	120 bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for a reconciliation of Adjusted EBITDA to net loss.

The Three Months Ended March 30, 2018 Compared with the Three Months Ended March 31, 2017
Net sales. Net sales were $167.3 million for the three months ended March 30, 2018, a decrease of $7.9 million, or 4.5%, compared with $175.2 million for the three months ended March 31, 2017, reflecting decreased net sales in the acoustics segment of $13.4 million and the seating segment of $0.3 million, partially offset by increased net sales in the finishing segment of $4.5 million and the components segment of $1.3 million. The decrease of $13.4 million in the acoustics segment was partially due to a $8.9 million decrease related to the sale of the Acoustics Europe business on August 30, 2017. See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on net sales for each segment.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net positive impact of $4.8 million on consolidated net sales during the three months ended March 30, 2018 compared with 2017, positively impacting the finishing and seating segments’ net sales by $4.4 million and $0.4 million, respectively. This was due principally to weakening of the U.S. dollar against the Euro in the first three months of 2018 compared to the first three months of 2017.
Cost of goods sold. Cost of goods sold was $131.6 million for the three months ended March 30, 2018, compared with $140.6 million for the three months ended March 31, 2017. The decrease in cost of goods sold was primarily due to lower manufacturing costs in the acoustics segment due to the sale of the Acoustics Europe business of $7.3 million, reduced costs resulting from the Company’s global cost reduction and restructuring program, lower organic net sales volumes in the acoustics and seating segments, and lower labor and material usage costs in the acoustics segment as a result of operational efficiencies, partially offset by higher organic net sales volume in the finishing and components segments and a $3.5 million negative impact related to foreign currency exchange rates. The reduced costs resulting from the Company’s global cost reduction and restructuring program were due to lower manufacturing costs in the finishing segment as a result of the wind down of a facility in Brazil.
Gross profit. For the reasons described above, gross profit was $35.7 million for the three months ended March 30, 2018, compared with $34.6 million for the three months ended March 31, 2017.
Selling and administrative expenses. Selling and administrative expenses were $27.5 million for the three months ended March 30, 2018 compared with $26.7 million for the three months ended March 31, 2017, an increase of $0.8 million. The increase is primarily due to a $1.0 million negative impact related to foreign currency exchange rates and increased compensation costs from higher headcount due to additional selling personnel in 2018 in the finishing segment. The increase was partially offset by reduced selling and administrative expenses related to the divestiture of the Acoustics Europe business of $1.1 million and closure of the Richmond, Virginia facility in the finishing segment as part of the Company’s global cost reduction and restructuring program.
Loss (gain) on disposals of property, plant and equipment - net. Loss on disposals of property, plant and equipment - net for the three months ended March 30, 2018 was $0.2 million compared to a gain of $0.3 million for the three months ended March 31, 2017. The loss on disposals of property, plant and equipment - net for the three months ended March 30, 2018 includes a loss of $0.2 million from the disposition of equipment in connection with the consolidation of two U.S. facilities in the components segment. The gain on disposals of property, plant and equipment - net for the three months ended March 31, 2017 includes a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility.
Restructuring. Restructuring costs were $0.6 million for the three months ended March 30, 2018 compared with $0.7 million for the three months ended March 31, 2017. For both periods, such costs primarily relate to actions resulting from the global cost reduction and restructuring program announced on March 1, 2016. During 2018, such costs were primarily move costs related to the consolidation of two U.S. facilities in the components segment and the closure of a U.S. facility in the acoustics segment. During 2017, such costs were primarily move costs related to the consolidation of two U.S. facilities in the components segment and the wind down of a facility in Brazil in the finishing segment.
Interest expense. Interest expense was $8.0 million for the three months ended March 30, 2018 compared with $8.4 million for the three months ended March 31, 2017. The decrease in interest expense primarily relates to a $24.9 million decrease in long-term debt balances during the past twelve months due to required contractual principal payments and repurchases of the Second Lien Term Loans, partially offset by higher interest rates for the three months ended March 30, 2018 as compared to the three months ended March 31, 2017. The effective interest rate on the Company’s total outstanding indebtedness for the three months ended March 30, 2018 was 7.9% as compared to 7.6% for the three months ended March 31, 2017.
See “Senior Secured Credit Facilities” in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
Equity income. Equity income was $0.1 million for both the three months ended March 30, 2018 and March 31, 2017.

Other income - net. Other income was $0.1 million for both the three months ended March 30, 2018 for the three months ended March 31, 2017.
Loss before income taxes. For the reasons described above, loss before income taxes was $0.5 million for the three months ended March 30, 2018 compared with $0.5 million for the three months ended March 31, 2017.
Tax provision (benefit). The tax provision was $0.3 million for the three months ended March 30, 2018 compared with a tax benefit of $0.0 million for the three months ended March 31, 2017. The effective tax rate was (50.6)% for the three months ended March 30, 2018 compared with 3.0% for the three months ended March 31, 2017. The net discrete tax provision was immaterial and $0.2 million for the three months ended March 30, 2018 and March 31, 2017, respectively.
The Company’s tax provision (benefit) is impacted by a number of factors, including, among others, new provisions included in the Tax Reform Act, the amount of taxable earnings or losses at the U.S. federal statutory rate, the amount of taxable earnings or losses derived in foreign jurisdictions with tax rates that differ from the U.S. federal statutory rate, permanent items, state tax rates, the ability to utilize foreign net operating loss carry forwards and adjustments to valuation allowances. The effective tax rate for the three months ended March 30, 2018, was impacted by the levels of U.S. and foreign pre-tax losses and earnings, respectively, pre-tax losses in foreign jurisdictions for which no tax benefit was recognized, U.S. interest disallowance and the new GILTI tax provisions.
Net loss. For the reasons described above, net loss was $0.8 million for the three months ended March 30, 2018 compared with $0.5 million for the three months ended March 31, 2017.
Net gain attributable to noncontrolling interests. There was no net gain attributable to noncontrolling interests for the three months ended March 30, 2018 compared with an immaterial net gain attributable to noncontrolling interests for the three months ended March 31, 2017. Noncontrolling interests represent the Rollover Participants interest in JPHI which was reduced to 0% as of February 23, 2017. See Note 12 “Shareholders’ Equity (Deficit)” in the condensed consolidated financial statements for further discussion.
Other Comprehensive Income. Other comprehensive income was $4.0 million for the three months ended March 30, 2018 compared with $1.5 million for the three months ended March 31, 2017. The increase was driven by more favorable foreign currency translation adjustments in 2018 compared to 2017 and the change in unrealized gains on cash flow hedges.
Other comprehensive income for unrealized gains on cash flow hedges was $1.6 million for the three months ended March 30, 2018 compared with $0.3 million for the three months ended March 31, 2017. The increase was due to an increase in the unrealized gain position on cash flow hedges in 2018 compared to a decrease in the unrealized loss position on cash flow hedges in 2017. The net change in unrealized gains on cash flow hedges is based on the changes in current interest rates and market expectations of the timing and amount of future interest rate changes. In both periods, the fair value of the hedging instruments to the Company increased, based on future expectations for interest rate increases.
Other comprehensive income for foreign currency translation adjustments was $2.4 million for the three months ended March 30, 2018 compared with $1.2 million for the three months ended March 31, 2017. Foreign currency translation adjustments are based on fluctuations in the value of foreign currencies (primarily the Euro) against the U.S. Dollar each period.
Adjusted EBITDA. Adjusted EBITDA was $19.7 million, or 11.8% of net sales for the three months ended March 30, 2018, compared with $18.6 million, or 10.6%, of net sales for the three months ended March 31, 2017, an increase of $1.2 million, or 6.2%. The increase reflects higher Adjusted EBITDA in the finishing segment of $0.7 million, the components segment of $0.4 million, the seating segment of $0.4 million and lower corporate expenses of $0.6 million, partially offset by decreased Adjusted EBITDA in the acoustics segment of $0.9 million. The change in Adjusted EBITDA in the acoustics segment includes a $0.8 million decrease from the sale of the Acoustics Europe business. See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on Adjusted EBITDA for each segment.
During the three months ended March 30, 2018, changes in foreign currency exchange rates had a positive impact of $0.6 million on consolidated Adjusted EBITDA compared to the three months ended March 31, 2017, positively impacting the finishing and seating segments’ Adjusted EBITDA by $0.5 million and $0.1 million, respectively.

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
The Senior Secured Credit Facilities (defined in Note 8, “Debt and Hedging Instruments”, and below) definition of EBITDA excludes income of partially owned affiliates, unless such earnings have been received in cash.
Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Net loss	$(819)	$(493)
Interest expense	8,027	8,366
Tax provision (benefit)	275	(15)
Depreciation and amortization	10,807	10,003
EBITDA	18,290	17,861
Adjustments:
Restructuring(1)	602	681
Integration and other restructuring costs(2)	356	—
Share-based compensation(3)	231	349
Loss (gain) on disposals of property, plant and equipment - net(4)	234	(330)
Total adjustments	1,423	700
Adjusted EBITDA	$19,713	$18,561

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

(2)
During the three months ended March 30, 2018, integration and other restructuring costs includes costs associated with a $0.4 million force majeure incident at a supplier in the seating segment that resulted in incremental costs to maintain production. Such costs are not included in restructuring for GAAP purposes and are expected to be recovered through insurance in future periods.

(3)
Represents share-based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan. See Note 9, “Share-Based Compensation” of the accompanying condensed consolidated financial statements for further information.

(4)
Loss (gain) on disposals of property, plant and equipment - net for the three months ended March 30, 2018 includes a loss of $0.2 million from the disposition of equipment in connection with the consolidation of two U.S. facilities in the components segment and for the three months ended March 31, 2017 includes a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility.

Adjusted EBITDA percentage of net sales. Adjusted EBITDA as a percentage of net sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments.

Segment Financial Data
The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three months ended March 30, 2018 and March 31, 2017. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for a reconciliation of Adjusted EBITDA to Net Loss which is the nearest GAAP measure.

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 30, 2018	March 31, 2017	$	%
Finishing
Net sales	$53,978	$49,476	$4,502	9.1%
Adjusted EBITDA	7,799	7,067	732	10.4
Adjusted EBITDA % of net sales	14.4%	14.3%	10 bps
Components
Net sales	$22,393	$21,117	$1,276	6.0%
Adjusted EBITDA	3,070	2,720	350	12.9
Adjusted EBITDA % of net sales	13.7%	12.9%	80 bps
Seating
Net sales	$47,034	$47,373	$(339)	(0.7)%
Adjusted EBITDA	5,933	5,530	403	7.3
Adjusted EBITDA % of net sales	12.6%	11.7%	90 bps
Acoustics
Net sales	$43,849	$57,227	$(13,378)	(23.4)%
Adjusted EBITDA	5,778	6,721	(943)	(14.0)
Adjusted EBITDA % of net sales	13.2%	11.7%	150 bps
Corporate
Adjusted EBITDA	$(2,867)	$(3,477)	$610	17.5%
Consolidated
Net sales	$167,254	$175,193	$(7,939)	(4.5)%
Adjusted EBITDA	19,713	18,561	1,152	6.2
Adjusted EBITDA % of net sales	11.8%	10.6%	120 bps

Finishing Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 30, 2018	March 31, 2017	$	%
Net sales	$53,978	$49,476	$4,502	9.1%
Adjusted EBITDA	7,799	7,067	732	10.4
Adjusted EBITDA % of net sales	14.4%	14.3%	10 bps
Net sales in the finishing segment for the three months ended March 30, 2018 were $54.0 million, an increase of $4.5 million or 9.1%, compared with $49.5 million for the three months ended March 31, 2017. On a constant currency basis (net positive currency impact of $4.4 million for the three months ended March 30, 2018), revenues increased by $0.1 million for the three months ended March 30, 2018. Excluding currency impact, the increase in net sales for the three months ended March 30, 2018 was primarily due to increases in volume in industrial end markets globally and increased pricing, partially offset by a $0.6 million decrease associated with the wind down of the finishing segment’s facility in Brazil and decreases in volume associated with strategic decisions related to exiting unprofitable customers and products.

Adjusted EBITDA for the three months ended March 30, 2018 increased $0.7 million to $7.8 million (14.4% of net sales) from $7.1 million (14.3% of net sales) for the three months ended March 31, 2017. On a constant currency basis (net positive currency impact of $0.5 million for the three months ended March 30, 2018), Adjusted EBITDA increased by $0.2 million for the three months ended March 30, 2018. Excluding currency impact, the increase in Adjusted EBITDA for the three months ended March 30, 2018 primarily resulted from increases in volume in industrial end markets, reduced selling and administrative expenses related to the closure of the Richmond, Virginia facility as part of the Company’s global cost reduction and restructuring program and increased pricing, partially offset by increased compensation costs from higher headcount due to open positions in 2017 and increased manufacturing costs due to operational inefficiencies related to the Richmond, Virginia plant consolidation.
Components Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 30, 2018	March 31, 2017	$	%
Net sales	$22,393	$21,117	$1,276	6.0%
Adjusted EBITDA	3,070	2,720	350	12.9
Adjusted EBITDA % of net sales	13.7%	12.9%	80 bps
Net sales in the components segment for the three months ended March 30, 2018 were $22.4 million, an increase of $1.3 million, or 6.0%, compared with $21.1 million for the three months ended March 31, 2017. The increase during the three months ended March 30, 2018 was primarily due to increased pricing and higher sales volumes in the rail market, partially offset by lower sales volumes in the perforated and expanded metal products markets.
Adjusted EBITDA increased $0.4 million, or 12.9%, for the three months ended March 30, 2018 to $3.1 million (13.7% of net sales) compared with $2.7 million (12.9% of net sales) for the three months ended March 31, 2017. The increase in Adjusted EBITDA for the three months ended March 30, 2018 primarily resulted from higher sales volumes in the rail market and increased pricing, partially offset by lower sales volumes in the perforated and expanded metal products markets.
Seating Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 30, 2018	March 31, 2017	$	%
Net sales	$47,034	$47,373	$(339)	(0.7)%
Adjusted EBITDA	5,933	5,530	403	7.3
Adjusted EBITDA % of net sales	12.6%	11.7%	90 bps
Net sales in the seating segment for the three months ended March 30, 2018 were $47.0 million, a decrease of $0.3 million, or 0.7%, compared with $47.4 million for the three months ended March 31, 2017. On a constant currency basis (net positive currency impact of $0.4 million for the three months ended March 30, 2018), revenues decreased by $0.7 million for the three months ended March 30, 2018. The decrease in net sales for the three months ended March 30, 2018 was primarily due to decreases in sales volume in the motorcycle and turf care markets, partially offset by increases in sales volume in the heavy industry market and improved pricing.
Adjusted EBITDA was $5.9 million (12.6% of net sales) in the three months ended March 30, 2018 compared with $5.5 million (11.7% of net sales) in the three months ended March 31, 2017. On a constant currency basis (net positive currency impact of $0.1 million for the three months ended March 30, 2018), Adjusted EBITDA increased by $0.3 million for the three months ended March 30, 2018. The increase in Adjusted EBITDA for the three months ended March 30, 2018 was primarily due to increased sales volume in the motorcycle and construction markets, lower material usage costs from continuous improvement projects and improved pricing, partially offset by decreased sales volume in the turf care market and operational inefficiencies resulting in lower labor productivity.
Acoustics Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 30, 2018	March 31, 2017	$	%
Net sales	$43,849	$57,227	$(13,378)	(23.4)%
Adjusted EBITDA	5,778	6,721	(943)	(14.0)
Adjusted EBITDA % of net sales	13.2%	11.7%	150 bps

Net sales in the acoustics segment for the three months ended March 30, 2018 were $43.8 million, a decrease of $13.4 million, or 23.4%, compared with $57.2 million for the three months ended March 31, 2017. The decrease was primarily due to $8.9 million of lower sales as a result of the divestiture of the Acoustics Europe business in August 2017, lower overall North American vehicle demand, a decrease in demand for car platforms due to a significant shift from passenger cars to light trucks and sport utility vehicles and lower pricing on existing platforms.
Adjusted EBITDA decreased to $5.8 million (13.2% of net sales) for the three months ended March 30, 2018 compared with $6.7 million (11.7% of net sales) for the three months ended March 31, 2017. The decrease in Adjusted EBITDA for the three months ended March 30, 2018 was primarily due to lower sales volumes, lower pricing on existing platforms, higher raw material costs and $0.8 million due to the divestiture of the Acoustics Europe business, partially offset by savings in costs of goods sold from lower labor and material usage costs as a result of operational efficiencies.
Corporate

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 30, 2018	March 31, 2017	$	%
Adjusted EBITDA	$(2,867)	$(3,477)	$610	17.5%
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
The decrease of $0.6 million in expense in the three months ended March 30, 2018 compared with the prior year primarily resulted from lower third-party professional fees and lower health care costs.

Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of March 30, 2018, the Company had $48.0 million of available cash, $34.1 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $12.9 million available under revolving loan facilities that the Company maintains outside the U.S. As of March 30, 2018, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $5.9 million. Included in the Company’s consolidated cash balance of $48.0 million at March 30, 2018, is cash of $22.4 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures and debt service requirements.
Indebtedness
As of March 30, 2018, the Company’s total outstanding indebtedness of $401.1 million was comprised of aggregate term loans outstanding under its Senior Secured Credit Facilities of $378.7 million (net of a debt discount of $3.4 million and deferred financing costs of $5.2 million), various foreign bank term loans and revolving loan facilities of $21.7 million and capital lease obligations of $0.8 million. No amounts were outstanding under the revolving credit facility portion of the Senior Secured Credit Facilities as of March 30, 2018.
As of December 31, 2017, the Company’s total outstanding indebtedness of $401.5 million was comprised of term loans outstanding under its U.S. credit agreement of $378.8 million (net of a debt discount of $3.6 million and deferred financing costs of $5.6 million), various foreign bank term loans and revolving loan facilities of $21.8 million and capital lease obligations of $0.8 million. No borrowings were outstanding under the U.S. revolving loan facility at December 31, 2017.
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $21.7 million as of March 30, 2018, including borrowings of $18.1 million incurred by the Company’s subsidiaries in Germany, and borrowings totaled $21.8 million as of December 31, 2017, including borrowings of $18.0 million incurred by the Company’s subsidiaries in Germany. The foreign debt obligations in Germany primarily relate to term loans within our finishing segment of $18.0 million at both March 30, 2018 and December 31, 2017. The borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025.
Senior Secured Credit Facilities
General. On June 30, 2014, Jason Incorporated, as the borrower, entered into (i) the First Lien Credit Agreement, dated as of June 30, 2014, with Jason Partners Holdings Inc., Jason Holdings, Inc. I, a wholly-owned subsidiary of Jason Partners Holdings Inc. (“Intermediate Holdings”), the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “First Lien Credit Agreement”) and (ii) the Second Lien Credit Agreement, dated as of June 30, 2014, with Jason Partners Holdings Inc., Intermediate Holdings, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”).
The First Lien Credit Agreement provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $297.2 million is outstanding as of March 30, 2018, and (ii) a revolving loan of up to $40.0 million (including revolving loans, a $10.0 million swingline loan sublimit, and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the first lien senior secured loan facilities (the “First Lien Credit Facilities”). The Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million, of which $90.0 million is outstanding as of March 30, 2018, under the second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”).
The First Lien Term Loans mature in 2021, the Revolving Credit Facility matures in 2019 and the Second Lien Term Loans mature in 2022. The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to 0.25% of the original principal amount of the First Lien Term Loans, with the balance payable at maturity. Neither the Revolving Credit Facility nor the Second Lien Term Loans amortize, however, each is repayable in full at maturity.
Security Interests. In connection with the Senior Secured Credit Facilities, Jason Partners Holdings Inc., Intermediate Holdings, Jason Incorporated and certain of Jason Incorporated’s subsidiaries (the “Subsidiary Guarantors”), entered into a

(i) First Lien Security Agreement (the “First Lien Security Agreement”), dated as of June 30, 2014, and (ii) a Second Lien Security Agreement (the “Second Lien Security Agreement”, together with the First Lien Security Agreement, the “Security Agreements”), dated as of June 30, 2014. Pursuant to the Security Agreements, amounts borrowed under the Senior Secured Credit Facilities and any swap agreements and cash management arrangements provided by any lender party to the Senior Secured Credit Facilities or any of its affiliates are secured (i) with respect to the First Lien Credit Facilities, on a first priority basis and (ii) with respect to the Second Lien Term Facility, on a second priority basis, by a perfected security interest in substantially all of Jason Incorporated’s, Jason Partners Holdings Inc.’s, Intermediate Holdings’ and each Subsidiary Guarantor’s tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property and all of the capital stock of each of Jason Incorporated’s direct and indirect wholly-owned material Restricted Subsidiaries (as defined in the New Credit Agreements) (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries). In addition, pursuant to the Credit Agreements, Jason Partners Holdings Inc., Intermediate Holdings and the Subsidiary Guarantors guaranteed amounts borrowed under the Senior Secured Credit Facilities.
Interest Rate and Fees. At our election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.50% or (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y)  2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings under the First Lien Term Facility and Second Lien Term Facility are subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility may be subject to adjustment based upon Jason Incorporated’s consolidated first lien net leverage ratio.
Interest Rate Hedge Contracts. To manage exposure to fluctuations in interest rates, the Company entered into Swaps in 2015 with notional values totaling $210.0 million at March 30, 2018 and December 31, 2017. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the three months ended March 30, 2018 and March 31, 2017, the Company recognized $0.2 million and $0.6 million, respectively, of interest expense related to the Swaps. Based on current interest rates, the Company expects to recognize interest income of $0.5 million related to the Swaps in the next 12 months.
The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was $2.2 million at March 30, 2018 and $0.1 million at December 31, 2017, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	March 30, 2018	December 31, 2017
Interest rate swaps:
Recorded in other current assets	$616	$—
Recorded in other assets - net	1,621	537
Recorded in other current liabilities	—	(458)
Total net asset (liability) derivatives designated as hedging instruments	$2,237	$79
Mandatory Prepayment. Subject to certain exceptions, the Senior Secured Credit Facilities are subject to mandatory prepayments in amounts equal to: (1) a percentage of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Jason Incorporated or any of its Restricted Subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from the issuance or incurrence of debt by Jason Incorporated or any of its Restricted Subsidiaries (other than indebtedness permitted by the Senior Secured Credit Facilities); and (3) 75% (with step-downs to 50%, 25% and 0% based upon achievement of specified consolidated first lien net leverage ratios under the First Lien Credit Facilities and specified consolidated total net leverage ratios under the Second Lien Term Facility) of annual excess cash flow of Jason Incorporated and its Restricted Subsidiaries. Other than the payment of customary “breakage” costs, Jason Incorporated may voluntarily prepay outstanding loans at any time. At March 30, 2018 and December 31, 2017, a mandatory prepayment of $2.5 million under the Senior Secured Credit Facilities was included within the current portion of long-term debt in the condensed consolidated balance sheets. The mandatory prepayment of $2.5 million was paid on April 6, 2018.

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
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed 25 percent, or $10.0 million, of the revolving credit commitments at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio of 4.50 to 1.00. If such outstanding amounts do not exceed 25 percent of the revolving credit commitments at the end of any fiscal quarter, no financial covenants are applicable. As of March 30, 2018, the consolidated first lien net leverage ratio was 3.78 to 1.00 on a pro forma trailing twelve-month basis calculated in accordance with the respective provisions of the Credit Agreements which exclude the Second Lien Term Loans from the calculation of net debt (numerator) and allow the inclusion of certain pro forma adjustments and exclusion of certain specified or nonrecurring costs and expenses in calculating Adjusted EBITDA (denominator). The aggregate outstanding amount of all revolving loans, swingline loans and certain letters of credit was less than 25 percent of revolving credit commitments at March 30, 2018. As of March 30, 2018, the Company was in compliance with the financial covenants contained in its credit agreements.
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
Series A Preferred Stock
Holders of the 38,277 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock.
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the three months ended March 30, 2018:

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2018	November 15, 2017	$20.00	$974	968
On February 15, 2018, the Company announced a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on April 1, 2018 to holders of record on February 15, 2018. As of March 30, 2018, the Company has recorded the 748 additional Series A Preferred Stock shares declared for the dividend of $0.8 million within preferred stock in the condensed consolidated balance sheets.
Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”), a non-GAAP measure, as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable. NOWC as a percentage of trailing twelve month net sales was 15.5% as of March 30, 2018, 13.7% as of December 31, 2017 and 14.4 % as of March 31, 2017. The calculation of NOWC as a percentage of sales for March 30, 2018 and December 31, 2017 excludes $14.0 million and $22.9 million of trailing twelve month net sales relating to Acoustics Europe, which was sold on August 30, 2017. Set forth below is a table summarizing NOWC as of March 30, 2018, December 31, 2017 and March 31, 2017.

(in thousands)	March 30, 2018	December 31, 2017	March 31, 2017
Accounts receivable—net	$83,890	$68,626	$88,156
Inventories-net	75,372	70,819	71,396
Accounts payable	(62,418)	(53,668)	(60,208)
NOWC	$96,844	$85,777	$99,344
In overall dollar terms, the Company’s NOWC is generally lower at the end of the calendar year due to reduced sales activity around the holiday season. NOWC generally peaks at the end of the first quarter as the Company experiences high seasonal demand from certain customers, particularly those serving the motorcycle and lawn and turf care markets to fill the supply chain for the spring season. There are, however, variations in the seasonal demands from year to year depending on weather, customer inventory levels, customer planning, and model year changes. The Company historically generates approximately 51%-54% of its annual net sales in the first half of the year.
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
Capital expenditures during the three months ended March 30, 2018 were $3.6 million, or 2.2% of net sales. Capital expenditures for 2018 are expected to be approximately 2.8% of net sales, but could vary from that depending on business performance, growth opportunities, project activity and the amount of assets we lease instead of purchase. The Company finances its annual capital requirements with funds generated from operations.
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 30, 2018 and the Three Months Ended March 31, 2017

	Three Months Ended
(in thousands)	March 30, 2018	March 31, 2017
Net cash provided by operating activities	$3,817	$2,901
Net cash used in investing activities	(3,582)	(2,755)
Net cash (used in) provided by financing activities	(1,504)	252
Effect of exchange rate changes on cash and cash equivalents	373	217
Net (decrease) increase in cash and cash equivalents	(896)	615
Cash and cash equivalents at beginning of period	48,887	40,861
Cash and cash equivalents at end of period	$47,991	$41,476
Depreciation and amortization	$10,807	$10,003
Capital expenditures	3,622	3,396

Cash Flows Provided by Operating Activities
For the three months ended March 30, 2018, cash flows provided by operating activities were $3.8 million compared to $2.9 million for the three months ended March 31, 2017 increasing $0.9 million. This was driven by $2.5 million of higher net income exclusive of non cash items. Changes in net operating working capital decreased operating cash flow by $1.2 million during the three months ended March 30, 2018 as compared to the three months ended March 31, 2017, driven by higher inventory levels during 2018 compared to 2017, partially offset by fluctuations in the accounts receivable and accounts payable balances. In addition, for the three months ended March 30, 2018 as compared to the three months ended March 31, 2017, the increase to operating cash flows was offset by decreases of $0.4 million in other assets and liability balances.

Cash Flows Used in Investing Activities
Cash flows used in investing activities were $3.6 million for the three months ended March 30, 2018 compared to cash flows used in investing activities of $2.8 million for the three months ended March 31, 2017. The increase in cash flows used in investing activities was primarily the result of lower proceeds from disposals of property, plant and equipment of $0.6 million. The proceeds from disposals of property, plant and equipment for the three months ended March 31, 2017 were primarily due to proceeds received from the sale of equipment in the components segment. Higher capital expenditures of $0.2 million contributed to the remaining increase in cash used in investing activities.
Cash Flows (Used in) Provided by in Financing Activities
Cash flows used in financing activities were $1.5 million for the three months ended March 30, 2018 compared with cash flows provided by financing activities of $0.3 million for the three months ended March 31, 2017. The increase in cash flows used in financing activities was driven by net payments of other long-term debt of $0.7 million for three months ended March 30, 2018 as compared with net borrowings of $1.0 million for the three months ended March 31, 2017.
Depreciation and Amortization
Depreciation and amortization totaled $10.8 million for the three months ended March 30, 2018, compared with $10.0 million for the three months ended March 31, 2017. Depreciation and amortization for the three months ended March 30, 2018 is higher than incurred by the Company in the prior period primarily due to accelerated intangible amortization expense that was recorded for a customer relationship intangible asset in the components segment.
Capital Expenditures
Capital expenditures totaled $3.6 million for the three months ended March 30, 2018, compared with $3.4 million for the three months ended March 31, 2017. The higher capital expenditures are primarily driven by a higher level of project activity in 2018 compared with 2017.
Contractual Obligations
There are no material changes to the disclosures regarding contractual obligations made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
There are no material changes to the disclosures regarding off-balance sheet arrangements made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 1, 2018 for the year ended December 31, 2017 and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported above, management believes that as of March 30, 2018 and during the period from January 1, 2018 through March 30, 2018, there has been no material change to this information.
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
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $48.7 million, or 29%, of our sales originated in a currency other than the U.S. dollar during the first three months of 2018. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the three months ended March 30, 2018, sales denominated in Euros approximated $28.4 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $2.8 million, respectively, and the change in our net (loss) income would increase or decrease by approximately less than $0.1 million. The net assets and liabilities of our non-U.S. dollar denominated subsidiaries, which totaled approximately $154.3 million as of March 30, 2018, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive loss at March 30, 2018 resulted in a decrease to shareholders’ deficit of $16.2 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled over an extended period, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of March 30, 2018, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of March 30, 2018, long-term debt denominated in currencies other than the USD totaled approximately $19.6 million.
Interest Rate Risk: The Company utilizes a combination of short-term and long-term debt to finance our operations and is exposed to interest rate risk on our outstanding floating rate debt instruments that bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Borrowings under U.S. credit facilities bear interest at rates tied to either the administrative agent’s prime rate, the federal funds effective rate, the Eurocurrency rate, or a Eurocurrency rate determined by reference to LIBOR, subject to an established floor. Until recently, applicable interest rates have been lower than the designated floor in our Senior Secured Credit Facilities; therefore, interest rates have not been subject to change. However, as interest rates exceed the established floor, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt would increase or decrease interest expense by approximately $1.0 million.
As of March 30, 2018, the Company has entered into various interest rate swaps in order to mitigate a portion of the variable rate interest exposure. The Company is counterparty to certain interest rate swaps with a total notional amount of $210.0 million entered into in November 2015 in order to mitigate a portion of the variable interest rate exposure. These swaps are scheduled to mature in June 2020. Under the terms of the agreement, the Company swapped three month LIBOR rates for a fixed interest rate, resulting in the payment of a fixed LIBOR rate of 2.08% on a notional amount of $210.0 million.
Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering (“VAVE”) initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of March 30, 2018, the Company did not have any commodity hedging instruments in place.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2018, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weakness in our internal control over financial reporting discussed below.
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
Remediation Plan
During the fourth quarter of 2017 and the first quarter of 2018, we enhanced the design of controls around certain control activities, specifically, the review process for analyzing non-routine accounting transactions and also added additional accounting resources in several businesses to improve the effectiveness of internal control over financial reporting. We believe that these enhanced resources and processes will effectively remediate the material weakness, but the material weakness will not be considered remediated until the revised controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. As of March 30, 2018, additional time is needed to demonstrate sustainability as it relates to the revised controls and enhanced resources.
Changes in Internal Control Over Financial Reporting
The remediation efforts related to the material weakness disclosed in Management’s Report on Internal Control over Financial Reporting are considered a change in the Company’s internal control over financial reporting during the quarter ended March 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 30, 2018:

2018 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to February 2	—	—	—	N/A
February 3 to March 2	2,563	2.37	—	N/A
March 3 to March 30	—	—	—	N/A
Total	2,563	2.37	—

(a)
Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (1) have the Company reduce the number of shares otherwise deliverable or (2) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the three months ended March 30, 2018, the Company withheld 2,563 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit awards.

(b)	The Company is not currently participating in a share repurchase program.
As disclosed in Note 12, “Shareholders’ Equity (Deficit)” of the accompanying condensed consolidated financial statements and under the heading “Liquidity and Capital Resources-Series A Preferred Stock” in MD&A, the Company paid the January 1, 2018 dividend on its Series A Preferred Stock by issuing an additional 968 shares of Series A Preferred Stock. These shares were issued in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act. Holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock initially into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate.

ITEM 6. EXHIBITS
The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement between the Company and Kevin M. Kuznicki, dated as of April 2, 2018.

10.2
First Lien Credit Agreement as amended, dated as of June 30, 2014, by and among Jason Incorporated, Jason Partners Holdings Inc., Jason Holdings, Inc. I, The Bank of New York Mellon, as administrative agent, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from to time to time party thereto

10.3
Second Lien Credit Agreement as amended, dated as of June 30, 2014, by and among Jason Incorporated, Jason Partners Holdings Inc., Jason Holdings, Inc. I, The Bank of New York Mellon, as administrative agent, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from to time to time party thereto

31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

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

JASON INDUSTRIES, INC.

Dated: May 3, 2018	/s/ Brian K. Kobylinski
Brian K. Kobylinski President and Chief Executive Officer (Principal Executive Officer)

Dated: May 3, 2018	/s/ Chad M. Paris
Chad M. Paris Senior Vice President and Chief Financial Officer (Principal Accounting Officer)