Form 10-Q
period 2018-06-29
Jason Industries, Inc.
filed 2018-08-02
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of July 27, 2018, there were 27,394,978 shares of common stock of the Company issued and outstanding.

JASON INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net sales	$168,424	$172,477	$335,678	$347,670
Cost of goods sold	131,302	136,833	262,884	277,417
Gross profit	37,122	35,644	72,794	70,253
Selling and administrative expenses	28,888	25,242	56,412	51,898
Loss (gain) on disposals of property, plant and equipment - net	11	65	245	(265)
Restructuring	1,464	543	2,066	1,224
Operating income	6,759	9,794	14,071	17,396
Interest expense	(8,403)	(8,395)	(16,430)	(16,761)
Gain on extinguishment of debt	—	1,564	—	1,564
Equity income	335	277	435	420
Loss on divestiture	—	(7,888)	—	(7,888)
Other income - net	484	90	555	203
Loss before income taxes	(825)	(4,558)	(1,369)	(5,066)
Tax (benefit) provision	(238)	179	37	164
Net loss	(587)	(4,737)	(1,406)	(5,230)
Less net gain attributable to noncontrolling interests	—	—	—	5
Net loss attributable to Jason Industries	(587)	(4,737)	(1,406)	(5,235)
Redemption premium and accretion of dividends on preferred stock	765	936	2,493	1,854
Net loss available to common shareholders of Jason Industries	$(1,352)	$(5,673)	$(3,899)	$(7,089)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.05)	$(0.22)	$(0.14)	$(0.27)

Weighted average number of common shares outstanding:
Basic and diluted	27,677	26,042	27,505	25,914
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net loss	$(587)	$(4,737)	$(1,406)	$(5,230)
Other comprehensive (loss) income:
Employee retirement plan adjustments, net of tax	6	30	9	30
Foreign currency translation adjustments	(5,009)	5,854	(2,594)	7,026
Net change in unrealized gains (losses) on cash flow hedges, net of tax expense (benefit) of $125, ($218), $656, ($24), respectively	383	(350)	2,010	(37)
Total other comprehensive (loss) income	(4,620)	5,534	(575)	7,019
Comprehensive (loss) income	(5,207)	797	(1,981)	1,789
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	43
Comprehensive (loss) income attributable to Jason Industries	$(5,207)	$797	$(1,981)	$1,746
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	June 29, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$46,232	$48,887
Accounts receivable - net of allowances for doubtful accounts of $2,565 at June 29, 2018 and $2,959 at December 31, 2017	79,436	68,626
Inventories - net	68,424	70,819
Other current assets	16,344	15,655
Total current assets	210,436	203,987
Property, plant and equipment - net of accumulated depreciation of $99,560 at June 29, 2018 and $88,134 at December 31, 2017	145,299	154,196
Goodwill	44,480	45,142
Other intangible assets - net	122,619	131,499
Other assets - net	14,254	11,499
Total assets	$537,088	$546,323

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$6,652	$9,704
Accounts payable	55,652	53,668
Accrued compensation and employee benefits	17,322	17,433
Accrued interest	79	276
Other current liabilities	16,279	19,806
Total current liabilities	95,984	100,887
Long-term debt	389,768	391,768
Deferred income taxes	24,986	25,699
Other long-term liabilities	21,491	22,285
Total liabilities	532,229	540,639

Commitments and contingencies (Note 15)

Shareholders’ Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 39,040 shares issued and outstanding at June 29, 2018, including 763 shares declared on May 3, 2018 and issued on July 1, 2018, and 49,665 shares issued and outstanding at December 31, 2017, including 968 shares declared on November 28, 2017 and issued on January 1, 2018)	39,040	49,665
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized; issued and outstanding: 27,394,978 shares at June 29, 2018 and 25,966,381 shares at December 31, 2017)	3	3
Additional paid-in capital	155,185	143,788
Retained deficit	(168,606)	(167,710)
Accumulated other comprehensive loss	(20,763)	(20,062)
Total shareholders’ equity	4,859	5,684
Total liabilities and shareholders’ equity	$537,088	$546,323
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended
	June 29, 2018	June 30, 2017
Cash flows from operating activities
Net loss	$(1,406)	$(5,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,543	13,383
Amortization of intangible assets	8,310	6,107
Amortization of deferred financing costs and debt discount	1,468	1,498
Equity income	(435)	(420)
Deferred income taxes	(1,090)	(5,375)
Loss (gain) on disposals of property, plant and equipment - net	245	(265)
Gain on extinguishment of debt	—	(1,564)
Loss on divestiture	—	7,888
Share-based compensation	784	673
Net increase (decrease) in cash due to changes in:
Accounts receivable	(11,262)	(6,316)
Inventories	1,428	4,417
Other current assets	514	542
Accounts payable	2,636	1,156
Accrued compensation and employee benefits	99	4,955
Accrued interest	(197)	(63)
Accrued income taxes	(1,947)	2,122
Other - net	(1,550)	(2,676)
Total adjustments	12,546	26,062
Net cash provided by operating activities	11,140	20,832
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	84	6,400
Payments for property, plant and equipment	(6,939)	(7,161)
Acquisitions of patents	(25)	(33)
Net cash used in investing activities	(6,880)	(794)
Cash flows from financing activities
Payments of deferred financing costs	(609)	—
Payments of First and Second Lien term loans	(4,050)	(9,549)
Proceeds from other long-term debt	2,241	6,134
Payments of other long-term debt	(3,956)	(3,671)
Other financing activities - net	(16)	(39)
Net cash used in financing activities	(6,390)	(7,125)
Effect of exchange rate changes on cash and cash equivalents	(525)	1,145
Net (decrease) increase in cash and cash equivalents	(2,655)	14,058
Cash and cash equivalents, beginning of period	48,887	40,861
Cash and cash equivalents, end of period	$46,232	$54,919
Supplemental disclosure of cash flow information
Non-cash investing activities:
Property, plant and equipment acquired through additional liabilities	$822	$1,190
Non-cash financing activities:
Non-cash preferred stock created from dividends declared	$1,511	$1,846
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	$—	$62
Exchange of preferred stock for common stock of Jason Industries, Inc.	$12,136	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 31, 2017	$49,665	$3	$143,788	$(167,710)	$(20,062)	$5,684	$—	$5,684
Cumulative impact of accounting changes	—	—	—	510	(126)	384	—	384
Dividends declared	1,511	—	(1,516)	—	—	(5)	—	(5)
Share-based compensation	—	—	784	—	—	784	—	784
Tax withholding related to vesting of restricted stock units	—	—	(7)	—	—	(7)	—	(7)
Net loss	—	—	—	(1,406)	—	(1,406)	—	(1,406)
Employee retirement plan adjustments, net of tax	—	—	—	—	9	9	—	9
Foreign currency translation adjustments	—	—	—	—	(2,594)	(2,594)	—	(2,594)
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	2,010	2,010	—	2,010
Exchange of preferred stock for common stock of Jason Industries, Inc.	(12,136)	—	12,136	—	—	—	—	—
Balance at June 29, 2018	$39,040	$3	$155,185	$(168,606)	$(20,763)	$4,859	$—	$4,859

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Deficit Attributable to Jason Industries	Noncontrolling Interests	Total Shareholders’ Deficit
Balance at December 31, 2016	$45,899	$2	$144,666	$(163,232)	$(30,372)	$(3,037)	$(105)	$(3,142)
Dividends declared	1,846	—	(1,854)	—	—	(8)	—	(8)
Share-based compensation	—	—	673	—	—	673	—	673
Tax withholding related to vesting of restricted stock units	—	—	(35)	—	—	(35)	—	(35)
Net loss	—	—	—	(5,235)	—	(5,235)	5	(5,230)
Employee retirement plan adjustments, net of tax	—	—	—	—	30	30	—	30
Foreign currency translation adjustments	—	—	—	—	6,990	6,990	36	7,026
Net changes in unrealized losses on cash flow hedges, net of tax	—	—	—	—	(39)	(39)	2	(37)
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	—	1	1,821	—	(1,884)	(62)	62	—
Balance at June 30, 2017	$47,745	$3	$145,271	$(168,467)	$(25,275)	$(723)	$—	$(723)
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows for an optional reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the comprehensive tax legislation signed into law on December 22, 2017 by the President of the United States, which is commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The updated guidance eliminates the stranded tax effects resulting from the Tax Reform Act for those entities that elect the optional reclassification and also requires certain disclosures about the stranded tax effects. ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. The amendments in this update are effective either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company adopted ASU 2018-02 effective January 1, 2018. As a result of the adoption, the Company has recorded a decrease to the opening retained deficit of $0.1 million and an increase to the opening accumulated other comprehensive loss of $0.1 million.
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 provides guidance for the recognition of provisional amounts in the condensed consolidated financial statements as a result of the Tax Reform Act. The guidance allows for a measurement period of up to one year from the December 22, 2017 enactment date to finalize the accounting related to the Tax Reform Act. ASU 2018-05 was effective upon issuance and accordingly, the Company has applied the guidance from this update within its condensed consolidated financial statements. See Note 11, “Income Taxes” for further discussion regarding the Company’s application of this standard.
Accounting standards to be adopted in future fiscal periods
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes new accounting and disclosure requirements for leases. This standard requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. ASU 2016-02 and related guidance are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. In 2018, the FASB has issued additional ASUs related to ASU 2016-02, which simplify and provide additional guidance to companies for implementation of the standard. This standard must be applied using a modified retrospective approach, which requires recognition and measurement of leases at either the beginning of the earliest period presented or the date of adoption, with certain practical expedients available. The Company intends to adopt the standard on January 1, 2019 and is currently working on finalizing the inventory of lease contracts, implementing a lease contract accounting system and researching certain technical accounting implications of the new standard, including the election of practical expedients related to the adoption of the new standard, discount rates and embedded lease contracts. The Company is in the process of analyzing the impact of the standard on its inventory of lease contracts, however, this standard is expected to have a material impact on the consolidated financial statements upon recognition of the lease liability and right-of-use asset for lease contracts which are currently accounted for as operating leases.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 broadens the scope of financial and nonfinancial strategies eligible for hedge accounting and makes certain targeted improvements to simplify the application of hedge accounting guidance. In addition, the standard amends the presentation and disclosure requirements for hedges and is intended to more closely align the hedge accounting guidance with a company’s risk management strategies. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements, as well as the planned timing of adoption.

2.	Revision of Previously Reported Financial Information
During the third quarter of 2017, the Company identified an error in the loss on divestiture presented within the condensed consolidated financial statements for the period ended June 30, 2017 related to the calculation of the write down of the Company’s Acoustics European operations within the acoustics segment (“Acoustics Europe”) recorded when the business was classified as held for sale. As a result of this error, the loss on divestiture was understated by $1.2 million.
Also during the third quarter of 2017, the Company identified an error in the cost of goods sold presented in the condensed consolidated financial statements impacting the first and second quarters of 2017. The error resulted in the

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

understatement of recorded depreciation expense of $0.1 million in the first quarter of 2017 and $0.1 million in the second quarter of 2017.
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

The above revisions did not impact total net cash provided by (used in) operating, investing or financing activities within the condensed consolidated statements of cash flows for any previous period. Other than the adjustments to net loss for both the three and six months ended June 30, 2017, as described above, which impacted recorded retained deficit, shareholders’ equity (deficit) attributable to Jason Industries and total shareholders’ equity (deficit), there were no other impacts to the condensed consolidated statements of shareholders’ equity (deficit). There was no impact to the Company’s previously reported “segment” Adjusted EBITDA for both the three and six months ended June 30, 2017.

3.	Net Sales
Adoption of ASU 2014-09, “Revenue From Contracts With Customers”
On January 1, 2018, the Company adopted ASU 2014-09, “Revenue From Contracts With Customers” and all related amendments using the modified retrospective method. Subsequent to the date of adoption, the Company recognizes its revenue in accordance with Accounting Standard Codification (“ASC”) 606, “Revenue From Contracts With Customers” (“ASC 606”). Prior to January 1, 2018, the Company recognized revenue in accordance with ASC 605, “Revenue Recognition” and prior period results continue to be reported under the accounting standards in effect for those periods. Under the modified retrospective approach for the adoption of ASC 606, the cumulative impact of adopting the new standard on the condensed consolidated financial statements was recorded as a decrease to the opening retained deficit of $0.1 million as of January 1, 2018.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Revenue Recognition
Under ASC 606, net sales are recognized when control of a performance obligation is transferred to the customer in an amount that reflects the consideration expected to be received in exchange for the transferred good or service. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods or delivery of the services. Amounts invoiced to customers related to shipping and handling are classified as net sales, while expenses for transportation of products to customers are recorded as a component of cost of goods sold on the condensed consolidated statement of operations. Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from net sales. As of the contract inception date, the expected time between the completion of the performance obligation and the payment from the customer is less than a year, and as such there are no significant financing components in the consideration recognized and disclosures around unsatisfied performance obligations have been omitted.
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
The majority of the Company’s contracts are for the sale of goods that qualify as separate performance obligations that are distinct from other goods or services provided in the same contract. Transaction price inclusive of estimated variable consideration is allocated to separate performance obligations based on their relative standalone selling prices using observable inputs. When observable inputs are not available, the Company estimates stand alone selling price using cost plus a reasonable margin approach. Contracts entered into with the same customer at or near the same time are combined into a single contract if they represent a single commercial objective, if payment of consideration in one contract is dependent on performance of the other contract, or if promises in different contracts constitute a single performance obligation. For the limited contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract.
Performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products transferred to customers at a point in time accounted for more than 99% of net sales for both the three and six months ended June 29, 2018. The Company recognizes revenue over time for certain production parts with minimum stocking agreements in the finishing business that are highly customized with no alternative use and for which the Company has an enforceable right to payment with a reasonable margin under the terms of the contract based on the output method of goods produced. Revenue from products transferred to customers over time accounted for less than 1% of net sales for both the three and six months ended June 29, 2018.
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
Revenue Disaggregation
The finishing segment operates principally as a provider of industrial brushes, polishing buffs and compounds, and abrasive products that are used in a broad range of industrial and infrastructure applications.The components segment operates principally as a component Original Equipment Manufacturer (“OEM”) within the rail and general industrial markets. The Company typically sells products within these businesses under purchase orders through both direct to customer and distribution sales channels. The Company generally transfers control and recognizes net sales when the product is shipped to the customer. Within the finishing business, there are certain custom products for customers with minimum stocking agreements for which the Company recognizes net sales over time. Revenue from products transferred to customers over time accounted for less than 1% of finishing net sales for both the three and six months ended June 29, 2018.
The seating segment operates principally as a seating OEM within the motorcycle, lawn and turf care, industrial, agriculture, construction, and power sports markets. The acoustics segment operates principally as an automotive OEM Tier-1 and Tier-2 supplier. The products in these businesses are generally custom products sold direct to customers that are awarded by platform to a sole supplier for the life of the platform which can span several years. The Company transfers control and recognizes net sales at a point in time upon shipment to the customer for these contracts.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The Company disaggregates net sales by geography based on the country of origin of the final sale with the external customer, which in certain cases may be manufactured in other countries at facilities within the Company’s global network. The following table summarizes net sales disaggregated by geography and reportable segment:

	Three Months Ended June 29, 2018
	Finishing	Components	Seating	Acoustics	Total
United States	$17,993	$24,559	$43,385	$34,463	$120,400
Europe	34,317	—	1,608	—	35,925
Mexico	2,049	—	—	8,955	11,004
Other	1,095	—	—	—	1,095
Total	$55,454	$24,559	$44,993	$43,418	$168,424

	Six Months Ended June 29, 2018
	Finishing	Components	Seating	Acoustics	Total
United States	$35,781	$46,952	$88,396	$67,844	$238,973
Europe	67,555	—	3,631	—	71,186
Mexico	4,070	—	—	19,423	23,493
Other	2,026	—	—	—	2,026
Total	$109,432	$46,952	$92,027	$87,267	$335,678
The Company disaggregates net sales by sales channel as either direct or distribution net sales. Direct net sales are defined as net sales ordered by and sold directly to the end customer without the involvement of a third party. For our OEM customers, direct sales include certain spare parts and accessories which are intended for resale to end consumers. Distribution net sales are defined as net sales ordered by and sold to a third party that intends to resell the products to the end consumer. The following table summarizes net sales disaggregated by sales channel and reportable segment:

	Three Months Ended June 29, 2018
	Finishing	Components	Seating	Acoustics	Total
Direct	$29,464	$23,800	$43,681	$43,418	$140,363
Distribution	25,990	759	1,312	—	28,061
Total	$55,454	$24,559	$44,993	$43,418	$168,424

	Six Months Ended June 29, 2018
	Finishing	Components	Seating	Acoustics	Total
Direct	$60,212	$45,572	$90,082	$87,267	$283,133
Distribution	49,220	1,380	1,945	—	52,545
Total	$109,432	$46,952	$92,027	$87,267	$335,678

4.	Divestiture
On August 30, 2017, the Company completed the divestiture of Acoustics Europe for a net purchase price of $8.1 million, which included cash of $0.2 million, long-term debt assumed by the buyer of $3.0 million and other purchase price adjustments. The divestiture resulted in an $8.7 million pre-tax loss, of which $7.9 million was recorded in the second quarter of 2017 when the business was classified as held for sale and written down to estimated fair value less costs to sell and $0.8 million was recorded in the third quarter of 2017 based on changes in the net assets of the business and additional foreign currency translation adjustments upon closing of the divestiture.
Acoustics Europe had net sales of $8.1 million and $17.0 million for the three and six months ended June 30, 2017, respectively, and $22.9 million for the eight months ended August 30, 2017, the date of closing. The Company determined that the divestiture did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and as such, has continued to report the results of Acoustics Europe within continuing operations in the condensed consolidated statements of operations.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

5.	Restructuring Costs
On March 1, 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program (the “2016 program”). The 2016 program, as used herein, refers to costs related to various restructuring activities across business segments. This includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities were ongoing throughout the fiscal years ended 2016 and 2017 and the six months ended June 29, 2018 and are expected to be completed by the end of 2019.
The following table presents the restructuring costs recognized by the Company under the 2016 program by reportable segment. The other costs incurred under the 2016 program for the six months ended June 29, 2018 primarily include charges related to the consolidation of two U.S. plants within the components segment and the consolidation of two U.S. plants within the acoustics segment, partially offset by a reduction in expense as a result of the statute of limitations expiring on unasserted employment matter claims in Brazil within the finishing segment. The other costs incurred under the 2016 program for the six months ended June 30, 2017 primarily include charges related to the consolidation of two U.S. plants within the components segment and exit costs related to the wind down of the finishing segment’s facility in Brazil. Based on the announced restructuring actions to date, the Company expects to incur a total of approximately $15.3 million under the 2016 program. Restructuring costs are presented separately on the condensed consolidated statements of operations.

2016 Program	Finishing	Components	Seating	Acoustics	Corporate	Total
Restructuring charges - three months ended June 29, 2018:
Severance costs	$98	$164	$144	$104	$—	$510
Other costs	(175)	436	—	693	—	954
Total	$(77)	$600	$144	$797	$—	$1,464

Restructuring charges - six months ended June 29, 2018:
Severance costs	$19	$164	$144	$104	$—	$431
Lease termination costs	36	—	—	—	—	36
Other costs	(126)	710	—	1,015	—	1,599
Total	$(71)	$874	$144	$1,119	$—	$2,066

Restructuring charges - three months ended June 30, 2017:
Severance costs	$254	$—	$—	$3	$(9)	$248
Lease termination costs	5	—	—	48	—	53
Other costs	120	110	—	12	—	242
Total	$379	$110	$—	$63	$(9)	$543

Restructuring charges - six months ended June 30, 2017:
Severance costs	$261	$—	$(17)	$28	$(9)	$263
Lease termination costs	25	—	—	111	—	136
Other costs	222	474	—	129	—	825
Total	$508	$474	$(17)	$268	$(9)	$1,224

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table presents the cumulative restructuring costs recognized by the Company under the 2016 program by reportable segment. The 2016 program began in the first quarter of 2016 and as such, the cumulative restructuring charges represent the cumulative charges incurred since the inception of the 2016 program through June 29, 2018.

2016 Program	Finishing	Components	Seating	Acoustics	Corporate	Total
Cumulative restructuring charges - period ended June 29, 2018:
Severance costs	$4,484	$600	$203	$1,043	$588	$6,918
Lease termination costs	468	—	—	172	—	640
Other costs	2,112	2,500	—	1,394	—	6,006
Total	$7,064	$3,100	$203	$2,609	$588	$13,564

The following table represents the restructuring liabilities:

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2017	$907	$76	$1,079	$2,062
Current period restructuring charges	431	36	1,599	2,066
Cash payments	(636)	(64)	(2,006)	(2,706)
Foreign currency translation adjustments	(32)	(2)	(37)	(71)
Balance - June 29, 2018	$670	$46	$635	$1,351

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2016	$1,281	$333	$1,085	$2,699
Current period restructuring charges	263	136	825	1,224
Cash payments	(955)	(360)	(1,175)	(2,490)
Foreign currency translations adjustments	33	8	(9)	32
Balance - June 30, 2017	$622	$117	$726	$1,465
At June 29, 2018 and December 31, 2017, the restructuring liabilities were classified as other current liabilities on the condensed consolidated balance sheets. At June 29, 2018 the accrual for other costs primarily relates to the consolidation of two U.S. plants within the acoustics segment. At December 31, 2017, the accrual for other costs primarily relates to a loss contingency for certain employment matter claims within the finishing segment.

6.	Inventories
Inventories consisted of the following:

	June 29, 2018	December 31, 2017
Raw material	$34,998	$35,925
Work-in-process	4,902	4,375
Finished goods	28,524	30,519
Total inventories	$68,424	$70,819

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

7.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, all of which is within the Company’s finishing segment, were as follows:

Balance as of December 31, 2017	$45,142
Foreign currency impact	(662)
Balance as of June 29, 2018	$44,480
The Company’s other intangible assets - net consisted of the following:

	June 29, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,000	$(844)	$1,156	$1,985	$(671)	$1,314
Customer relationships	109,726	(30,828)	78,898	110,210	(24,775)	85,435
Trademarks and other intangibles	57,070	(14,505)	42,565	57,373	(12,623)	44,750
Total other intangible assets - net	$168,796	$(46,177)	$122,619	$169,568	$(38,069)	$131,499

8.	Debt and Hedging Instruments
The Company’s debt consisted of the following:

	June 29, 2018	December 31, 2017
First Lien Term Loans	$294,090	$298,018
Second Lien Term Loans	89,887	90,007
Debt discount on Term Loans	(3,127)	(3,602)
Deferred financing costs on Term Loans	(4,801)	(5,586)
Foreign debt	19,687	21,795
Capital lease obligations	684	840
Total debt	396,420	401,472
Less: Current portion	(6,652)	(9,704)
Total long-term debt	$389,768	$391,768
Senior Secured Credit Facilities
As of June 29, 2018, the Company’s U.S. credit facility (the “Senior Secured Credit Facilities”) included (i) term loans in an aggregate principal amount of $310.0 million (“First Lien Term Loans”) maturing June 30, 2021, of which $294.1 million is outstanding, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing June 30, 2022, of which $89.9 million is outstanding, and (iii) a revolving loan of up to $34.3 million (“Revolving Credit Facility”) maturing June 30, 2020. During the second quarter of 2018, the Company amended its Revolving Credit Facility to extend the maturity date to June 30, 2020. The amendment reduced the borrowing capacity from $40.0 million to $34.3 million until June 30, 2019, and thereafter, $30.0 million until June 30, 2020. In connection with the amendment, the Company paid deferred financing costs of $0.6 million which have been recorded within other assets-net within the condensed consolidated balance sheets.
The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to $0.8 million, with the balance payable at maturity. At the Company’s election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.50% or (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings are subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility may be subject to adjustment based upon Jason Incorporated’s (an indirect wholly-owned subsidiary of the Company) consolidated first lien net leverage ratio.
Under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations exceeds $10.0 million at the end of any fiscal quarter, Jason Incorporated and its restricted subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 4.50 to 1.00, with a decrease to 4.25 to 1.00 on December 31, 2019 and remaining at that level thereafter. If such outstanding amounts do not exceed $10.0 million at the end of any fiscal quarter, no financial covenants are applicable.
At June 29, 2018, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 6.8% and 10.3%, respectively. At June 29, 2018, the Company had a total of $28.5 million of availability for additional borrowings under the Revolving Credit Facility since the Company had no outstanding borrowings and letters of credit outstanding of $5.8 million, which reduce availability under the facility.
Under the Senior Secured Credit Facilities, the Company is subject to mandatory prepayments if certain requirements are met. The mandatory prepayment is in excess of regular current installments due. At December 31, 2017, a mandatory excess cash flow prepayment of $2.5 million under the Senior Secured Credit Facilities was included within the current portion of long-term debt in the condensed consolidated balance sheets. This mandatory prepayment of $2.5 million was paid on April 6, 2018.
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
Foreign debt
The Company has the following foreign debt obligations, including various overdraft facilities and term loans:

	June 29, 2018	December 31, 2017
Germany	$16,599	$18,003
Mexico	2,500	3,179
India	508	599
Other	80	14
Total foreign debt	$19,687	$21,795
These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.1 million to $10.2 million and $0.1 million to $11.2 million as of June 29, 2018 and December 31, 2017, respectively. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and/or maximum leverage ratio, among others. The Company was in compliance with these covenants as of June 29, 2018.
The foreign debt obligations in Germany primarily relate to term loans of $16.5 million at June 29, 2018 and $18.0 million at December 31, 2017. The German borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Interest Rate Hedge Contracts
The Company is exposed to certain financial risks relating to fluctuations in interest rates. To manage exposure to such fluctuations, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at both June 29, 2018 and December 31, 2017. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the six months ended June 29, 2018 and June 30, 2017, the Company recognized $0.1 million and $1.1 million, respectively, of interest expense related to the Swaps. Based on current interest rates, the Company expects to recognize interest income of $0.5 million related to the Swaps in the next 12 months.
The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was $2.7 million at June 29, 2018 and $0.1 million at December 31, 2017, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	June 29, 2018	December 31, 2017
Interest rate swaps:
Recorded in other current assets	$1,756	$—
Recorded in other assets - net	988	537
Recorded in other current liabilities	—	(458)
Total net asset derivatives designated as hedging instruments	$2,744	$79

9.	Share-Based Compensation
In 2014, the Company’s Board of Directors approved 3,473,435 shares of common stock to be reserved and authorized for issuance under the 2014 Omnibus Incentive Plan (the “2014 Plan”) to certain executive officers, senior management employees, and members of the Board of Directors. On February 27, 2018, the Company’s Board of Directors unanimously approved an amendment to the 2014 Plan to increase the number of authorized shares of common stock by 4,000,000 shares. At June 29, 2018, there were 2,325,210 shares of common stock that remained authorized and available for future grants.
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
The Company recognized the following share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Restricted stock units	$444	$321	$568	$664
Adjusted EBITDA vesting awards	109	—	216	—
Stock price vesting awards	—	3	—	9
Total share-based compensation expense	$553	$324	$784	$673

Total income tax benefit recognized	$137	$124	$194	$257
As of June 29, 2018, total unrecognized compensation cost related to share-based compensation awards was approximately $7.3 million, which the Company expects to recognize over a weighted average period of approximately 2.4 years.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table sets forth the restricted and performance share unit activity:

			Performance Share Units
	Restricted Stock Units		Adjusted EBITDA Vesting Awards		ROIC Vesting Awards
	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2017	1,033	$2.84	908	$1.30	410	$3.70
Granted	2,041	2.98	—	—	—	—
Issued	(36)	3.72	—	—	—	—
Forfeited	(1)	3.46	—	—	(12)	3.46
Outstanding at June 29, 2018	3,037	$2.92	908	$1.30	398	$3.71
Restricted Stock Units
As of June 29, 2018, there was $6.5 million of unrecognized share-based compensation expense related to 2,748,548 RSU awards, with a weighted-average grant date fair value of $2.66, that are expected to vest over a weighted-average period of 2.5 years. Included within the 3,037,002 RSU awards outstanding as of June 29, 2018 are 288,454 RSU awards for members of our Board of Directors which have vested and issuance of the shares has been deferred, with a weighted-average grant date fair value of $5.41.
In connection with the vesting of RSUs previously granted by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the six months ended June 29, 2018 and June 30, 2017, there were 2,837 and 25,532 shares, respectively, withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ equity (deficit).
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
Compensation expense of the Adjusted EBITDA based performance share unit awards is currently being recognized based on an estimated payout of 100% of target, or 907,505 shares. As of June 29, 2018, there was $0.8 million of unrecognized compensation expense related to cumulative Adjusted EBITDA based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 1.8 years.
ROIC Vesting Awards
During the fourth quarter of 2016, the Company lowered its estimated vesting of ROIC (return on invested capital) based performance share unit awards with a three year measurement period ending on December 31, 2018 from 100% of target, or 265,068 shares, to an estimated payout of 0% of target or 0 shares. As of June 29, 2018, there was no unrecognized compensation expense related to ROIC based vesting performance share unit awards expected to be recognized in subsequent periods.

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
The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the anti-dilutive shares are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net loss per share attributable to Jason Industries common shareholders
Basic and diluted loss per share	$(0.05)	$(0.22)	$(0.14)	$(0.27)

Numerator:
Net loss available to common shareholders of Jason Industries	$(1,352)	$(5,673)	$(3,899)	$(7,089)

Denominator:
Basic and diluted weighted-average shares outstanding	27,677	26,042	27,505	25,914

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock(1)	13,994	13,994	13,994	13,994
Conversion of Series A 8% Perpetual Convertible Preferred (2)	3,147	3,815	3,227	3,778
Conversion of JPHI rollover shares convertible to Jason Industries common stock (3)	—	—	—	119
Restricted stock units	1,991	546	1,512	547
Performance share units	1,306	1,381	1,311	1,422
Total	20,438	19,736	20,044	19,860

(1)	Each outstanding warrant entitles the holder to purchase one share of the Company’s common stock at a price of $12.00 per share. The warrants expire on June 30, 2019.

(2)
Includes the impact of 763 additional Series A Preferred Stock shares from a stock dividend declared on May 3, 2018 to be paid in additional shares of Series A Preferred Stock on July 1, 2018. The Company included the preferred stock within the condensed consolidated balance sheets as of the declaration date. Conversion is presented at the voluntary conversion ratio of approximately 81.18 common shares for each preferred share.

(3)	Includes the impact of the exchange by certain Rollover Participants of their JPHI stock for Company common stock in the first quarter of 2017.
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
We are currently analyzing these additional provisions of the Tax Reform Act that came into effect for tax years starting January 1, 2018 and will determine if these items would impact the effective tax rate in the year the income or expense occurs. These provisions include the GILTI provisions, BEAT provisions, eliminating U.S. federal income taxes on dividends from foreign subsidiaries, the new provision that could limit the amount of deductible interest expense and the limitations on the deductibility of certain executive compensation. While the Company has not completed its analysis of all provisions of the Tax Reform Act, the Company has included an estimate of the amount of GILTI, deductible interest expense and limitations on the deductibility of certain executive compensation in its estimated annual base effective tax rate for the year ended December 31, 2018.
In March 2018, the FASB issued ASU 2018-05 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has made a reasonable estimate of the financial statement impact as of June 29, 2018 and has recognized the provisional tax impacts related to deemed repatriated earnings and included these amounts in its condensed consolidated financial statements for both the three and six months ended June 29, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed within the one year measurement period as allowed by ASU 2018-05.
The effective tax rate was 28.8% and (3.9)% for the three months ended June 29, 2018 and June 30, 2017, respectively. The effective tax rate was (2.7)% and (3.2)% for the six months ended June 29, 2018 and June 30, 2017, respectively. The effective income tax rate for both 2018 and 2017 reflects the amount of taxable income or loss at the U.S. Federal statutory rate, taxable earnings or losses derived in foreign jurisdictions with tax rates that differ from the U.S. Federal statutory rate, and discrete items. The net discrete tax benefit was $0.5 million for both the three and six months ended June 29, 2018. The net discrete provision was $0.4 million and $0.6 million for the three and six months ended June 30, 2017, respectively.
The amount of gross unrecognized tax benefits was $1.9 million as of June 29, 2018 and December 31, 2017, all of which would reduce the Company’s effective tax rate if recognized.
During the next twelve months, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits could stay the same. The Company recognizes interest and penalties related to tax matters in its tax provision. The Company has an immaterial amount of accrued interest and penalties that were recognized as a component of the income tax provision as of June 29, 2018 and December 31, 2017.
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
The changes in the components of accumulated other comprehensive loss, net of taxes, for the six months ended June 29, 2018 and June 30, 2017 were as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains on cash flow hedges	Total
Balance at December 31, 2017	$(1,517)	$(18,596)	$51	$(20,062)
Cumulative impact of accounting changes	(137)	—	11	(126)
Other comprehensive (loss) income before reclassifications	—	(2,594)	1,949	(645)
Amounts reclassified from accumulated other comprehensive loss	9	—	61	70
Balance at June 29, 2018	$(1,645)	$(21,190)	$2,072	$(20,763)

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains (losses) on cash flow hedges	Total
Balance at December 31, 2016	$(1,777)	$(27,404)	$(1,191)	$(30,372)
Other comprehensive income (loss) before reclassifications	—	7,740	(697)	7,043
Amounts reclassified from accumulated other comprehensive loss	30	(750)	658	(62)
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	(113)	(1,698)	(73)	(1,884)
Balance at June 30, 2017	$(1,860)	$(22,112)	$(1,303)	$(25,275)
Series A Preferred Stock Dividends
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the six months ended June 29, 2018:

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2018	November 15, 2017	$20.00	$974	968
April 1, 2018	February 15, 2018	$20.00	$751	748
On May 3, 2018, the Company declared a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on July 1, 2018 to holders of record on May 15, 2018. As of June 29, 2018, the Company has recorded the 763 additional Series A Preferred Stock shares declared for the dividend of $0.8 million within preferred stock in the condensed consolidated balance sheets.
Exchange of preferred stock for common stock of Jason Industries, Inc.
On January 22, 2018, certain holders of the Company’s Series A Preferred Stock exchanged 12,136 shares of Series A Preferred Stock for 1,395,640 shares of the Company’s common stock, a conversion rate of 115 shares of common stock for each share of Series A Preferred Stock. Under the terms of the Series A Preferred Stock agreements, holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate. The excess of the book value of the Series A Preferred Stock over the par value of the Company’s common stock issued in the exchange was recorded as an increase to additional paid-in capital on the condensed consolidated balance sheets. The fair value of the redemption premium, represented by the excess of the exchange conversion rate over the agreement conversion rate, was recorded as a reduction to net loss available to common shareholders of Jason Industries within the condensed consolidated statements of operations.

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
Net sales information relating to the Company’s reportable segments was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Finishing	$55,454	$49,757	$109,432	$99,233
Components	24,559	21,713	46,952	42,830
Seating	44,993	44,921	92,027	92,294
Acoustics	43,418	56,086	87,267	113,313
Net Sales	$168,424	$172,477	$335,678	$347,670
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
Management believes that Adjusted EBITDA provides a clear picture of the Company’s operating results by eliminating expenses and income that are not reflective of the underlying business performance. Certain corporate-level administrative expenses such as payroll and benefits, incentive compensation, travel, marketing, accounting, auditing and legal fees and certain other expenses are kept within the corporate results and are not allocated to the business segments. Shared expenses across the Company that directly relate to the performance of our four reportable segments are allocated to the segments. Adjusted EBITDA is used to facilitate a comparison of the Company’s operating performance on a consistent basis from period to period and to analyze the factors and trends affecting its segments. The Company’s internal plans, budgets and forecasts use Adjusted EBITDA as a key metric. In addition, this measure is used to evaluate its operating performance and segment operating performance and to determine the level of incentive compensation paid to its employees.
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated loss before taxes:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Segment Adjusted EBITDA
Finishing	$8,437	$7,324	$16,236	$14,391
Components	3,563	2,451	6,633	5,171
Seating	6,870	5,897	12,803	11,427
Acoustics	6,044	7,983	11,822	14,704
Total segment Adjusted EBITDA	$24,914	$23,655	$47,494	$45,693
Interest expense	(244)	(370)	(491)	(705)
Depreciation and amortization	(10,938)	(9,404)	(21,642)	(19,322)
(Loss) gain on disposal of property, plant and equipment - net	(11)	(65)	(245)	265
Loss on divestiture	—	(7,888)	—	(7,888)
Restructuring	(1,464)	(552)	(2,066)	(1,233)
Integration and other restructuring costs	(712)	—	(1,068)	—
Total segment income before income taxes	11,545	5,376	21,982	16,810
Corporate general and administrative expenses	(3,550)	(3,075)	(6,417)	(6,552)
Corporate interest expense	(8,159)	(8,025)	(15,939)	(16,056)
Corporate gain on extinguishment of debt	—	1,564	—	1,564
Corporate depreciation	(108)	(83)	(211)	(168)
Corporate restructuring	—	9	—	9
Corporate share-based compensation	(553)	(324)	(784)	(673)
Loss before income taxes	$(825)	$(4,558)	$(1,369)	$(5,066)
Assets held by reportable segments were as follows:

	June 29, 2018	December 31, 2017
Finishing	$243,763	$241,776
Components	67,136	72,724
Seating	98,320	99,155
Acoustics	141,761	145,490
Total segments	550,980	559,145
Corporate and eliminations	(13,892)	(12,822)
Consolidated total assets	$537,088	$546,323

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

14.	Fair Value Measurements
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
The carrying amounts within the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $392.6 million at June 29, 2018 and $398.4 million at December 31, 2017. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.
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
Litigation Matters
In the third quarter of 2016, the Company received notification of certain employment matter claims filed in Brazil related to hiring practices within the Company’s finishing division. As of June 29, 2018, the Company has successfully investigated and defended all filed claims and has gathered additional information to assess the total potential exposure related to this matter, including the potential of additional claims. In the opinion of management, the resolution of this contingency will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
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
Environmental Matters
At June 29, 2018 and December 31, 2017, the Company held reserves of $1.0 million for environmental matters at one location. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

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
Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2018, the Company’s fiscal quarters are comprised of the three months ended March 30, June 29, September 28, and December 31. In 2017, the Company’s fiscal quarters were comprised of the three months ended March 31, June 30, September 29, and December 31. Throughout this MD&A, we refer to the period from March 31, 2018 through June 29, 2018 as the “second quarter of 2018” or the “second quarter ended June 29, 2018”. Similarly, we refer to the period from April 1, 2017 through June 30, 2017 as the “second quarter of 2017” or the “second quarter ended June 30, 2017”.
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
During the six months ended June 29, 2018 and June 30, 2017, approximately 29% and 31%, respectively, of the Company’s sales were derived from customers outside the United States. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations (in thousands) (unaudited):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net sales	$168,424	$172,477	$335,678	$347,670
Cost of goods sold	131,302	136,833	262,884	277,417
Gross profit	37,122	35,644	72,794	70,253
Selling and administrative expenses	28,888	25,242	56,412	51,898
Loss (gain) on disposals of property, plant and equipment - net	11	65	245	(265)
Restructuring	1,464	543	2,066	1,224
Operating income	6,759	9,794	14,071	17,396
Interest expense	(8,403)	(8,395)	(16,430)	(16,761)
Gain on extinguishment of debt	—	1,564	—	1,564
Equity income	335	277	435	420
Loss on divestiture	—	(7,888)	—	(7,888)
Other income - net	484	90	555	203
Loss before income taxes	(825)	(4,558)	(1,369)	(5,066)
Tax (benefit) provision	(238)	179	37	164
Net loss	$(587)	$(4,737)	$(1,406)	$(5,230)
Less net gain attributable to noncontrolling interests	—	—	—	5
Net loss attributable to Jason Industries	$(587)	$(4,737)	$(1,406)	$(5,235)
Redemption premium and accretion of dividends on preferred stock	765	936	2,493	1,854
Net loss available to common shareholders of Jason Industries	$(1,352)	$(5,673)	$(3,899)	$(7,089)

Total other comprehensive (loss) income	$(4,620)	$5,534	$(575)	$7,019
Other financial data: (1)

	Three Months Ended		Increase/(Decrease)
(in thousands, except percentages)	June 29, 2018	June 30, 2017	$	%
Consolidated
Net sales	$168,424	$172,477	$(4,053)	(2.3)%
Net loss	(587)	(4,737)	(4,150)	(87.6)
Net loss as a % of net sales	0.3%	2.7%	(240) bps
Adjusted EBITDA	21,364	20,580	784	3.8
Adjusted EBITDA % of net sales	12.7%	11.9%	80 bps

	Six Months Ended		Increase/(Decrease)
(in thousands, except percentages)	June 29, 2018	June 30, 2017	$	%
Consolidated
Net sales	$335,678	$347,670	$(11,992)	(3.4)%
Net loss	(1,406)	(5,230)	(3,824)	(73.1)
Net loss as a % of net sales	0.4%	1.5%	(110) bps
Adjusted EBITDA	41,077	39,141	1,936	4.9
Adjusted EBITDA % of net sales	12.2%	11.3%	90 bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for a reconciliation of Adjusted EBITDA to net loss.

The Three and Six Months Ended June 29, 2018 Compared with the Three and Six Months Ended June 30, 2017
Net sales. Net sales were $168.4 million for the three months ended June 29, 2018, a decrease of $4.1 million, or 2.3%, compared with $172.5 million for the three months ended June 30, 2017, reflecting decreased net sales in the acoustics segment of $12.7 million, partially offset by an increase in the finishing segment of $5.7 million, the components segment of $2.8 million, and the seating segment of $0.1 million. The decrease of $12.7 million in the acoustics segment was partially due to an $8.1 million decrease related to the sale of the Acoustics Europe business on August 30, 2017. See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on net sales for each segment.
Net sales were $335.7 million for the six months ended June 29, 2018, a decrease of $12.0 million, or 3.4%, compared with $347.7 million for the six months ended June 30, 2017, reflecting decreased net sales in the acoustics segment of $26.0 million and the seating segment of $0.3 million, partially offset by increased net sales in the finishing segment of $10.2 million and the components segment of $4.1 million. The decrease of $26.0 million in the acoustics segment was partially due to a $17.0 million decrease related to the sale of the Acoustics Europe business on August 30, 2017. See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on net sales for each segment.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net positive impact of $2.4 million on consolidated net sales during the three months ended June 29, 2018 compared with 2017, positively impacting the finishing, and seating segments’ net sales by $2.2 million and $0.2 million, respectively. Changes in foreign currency exchange rates compared with the U.S. dollar had a net positive impact of $7.1 million on consolidated net sales during the six months ended June 29, 2018 compared with 2017, positively impacting the finishing and seating segments’ net sales by $6.5 million and $0.6 million, respectively. This was due principally to weakening of the U.S. dollar against the Euro in the first six months of 2018 compared to the first six months of 2017.
Cost of goods sold. Cost of goods sold was $131.3 million for the three months ended June 29, 2018, compared with $136.8 million for the three months ended June 30, 2017. The decrease in cost of goods sold was primarily due to lower manufacturing costs in the acoustics segment due to the sale of the Acoustics Europe business of $7.0 million, lower organic net sales volumes in the acoustics and seating segments, lower labor and material usage costs in the acoustics and seating segments as a result of operational efficiencies and lower workers compensation costs as a result of lower claim experience. The decrease was partially offset by increased cost of goods sold related to higher organic net sales volume in the finishing and components segments, a $1.7 million increase related to foreign currency exchange rates, raw material inflation and higher freight costs in the acoustics, seating, components and finishing segments and a force majeure incident at a supplier in the seating segment that resulted in incremental costs to maintain production.
Cost of goods sold was $262.9 million for the six months ended June 29, 2018, compared with $277.4 million for the six months ended June 30, 2017. The decrease in cost of goods sold was primarily due to lower manufacturing costs in the acoustics segment due to the sale of the Acoustics Europe business of $14.3 million, reduced costs resulting from the Company’s global cost reduction and restructuring program, lower organic net sales volumes in the acoustics and seating segments, lower labor and material usage costs in the acoustics and seating segments as a result of operational efficiencies and lower workers compensation costs as a result of lower claim experience. The decrease was partially offset by increased cost of goods sold related to higher organic net sales volume in the finishing and components segments, a $5.2 million increase related to foreign currency exchange rates, raw material inflation and higher freight costs in the acoustics, seating, components and finishing segments and a force majeure incident at a supplier in the seating segment that resulted in incremental costs to maintain production. The reduced costs resulting from the Company’s global cost reduction and restructuring program were due to lower manufacturing costs in the finishing segment as a result of the wind down of a facility in Brazil, closure of the Richmond, Virginia facility in the finishing segment and closure of the Richmond, Indiana facility in the acoustics segment.
Gross profit. For the reasons described above, gross profit was $37.1 million for the three months ended June 29, 2018, compared with $35.6 million for the three months ended June 30, 2017 and $72.8 million for the six months ended June 29, 2018, compared with $70.3 million for the six months ended June 30, 2017.
Selling and administrative expenses. Selling and administrative expenses were $28.9 million for the three months ended June 29, 2018, compared with $25.2 million for the three months ended June 30, 2017, an increase of $3.6 million. The increase is primarily due to the acceleration of amortization expense of $1.2 million on intangible assets in the components segment related to the exit from non-core product lines for smart utility meter subassemblies, increased incentive compensation due to increased attainment percentages on higher operating results, increased compensation costs due to additional selling personnel in 2018 in the finishing segment and a $0.5 million increase related to foreign currency exchange rates. The increase was partially offset by reduced selling and administrative expenses in the acoustics segment due to the divestiture of the Acoustics Europe business of $0.7 million.

Selling and administrative expenses were $56.4 million for the six months ended June 29, 2018 compared with $51.9 million for the six months ended June 30, 2017, an increase of $4.5 million. The increase is primarily due to the acceleration of amortization expense of $2.3 million on intangible assets in the components segment related to the exit from non-core product lines for smart utility meter subassemblies, increased incentive compensation due to increased attainment percentages on higher operating results, higher headcount due to additional selling personnel in 2018 in the finishing segment and a $1.5 million increase related to foreign currency exchange rates. The increase was partially offset by reduced selling and administrative expenses in the acoustics segment due to the divestiture of the Acoustics Europe business of $1.9 million.
Loss (gain) on disposals of property, plant and equipment - net. Loss on disposals of property, plant and equipment - net for the three months ended June 29, 2018 was $0.0 million compared to $0.1 million for the three months ended June 30, 2017. Loss on disposals of property, plant and equipment - net for the six months ended June 29, 2018 was $0.2 million compared to a gain of $0.3 million for the six months ended June 30, 2017. The loss on disposals of property, plant and equipment - net for the six months ended June 29, 2018 includes a loss of $0.2 million from the disposition of equipment in connection with the consolidation of two U.S. facilities in the components segment. The gain on disposals of property, plant and equipment - net for the six months ended June 30, 2017 includes a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility.
Restructuring. Restructuring costs were $1.5 million for the three months ended June 29, 2018 compared with $0.5 million for the three months ended June 30, 2017. Restructuring costs were $2.1 million for the six months ended June 29, 2018 compared with $1.2 million for the six months ended June 30, 2017. For both periods, such costs primarily relate to actions resulting from the global cost reduction and restructuring program announced on March 1, 2016. During 2018, such costs were primarily move costs related to the consolidation of two U.S. facilities in the components segment, the closure of a U.S. facility in the acoustics segment, the closure of a U.S. facility in the finishing segment and the planned closure of a U.K. facility in the seating segment, partially offset by a reduction in expense as a result of the statute of limitations expiring on certain unasserted employment matter claims in Brazil that were reserved within the finishing segment. During 2017, such costs were primarily move costs related to the consolidation of two U.S. facilities in the components segment, the wind down of a facility in Brazil in the finishing segment and the closure of a U.S. facility in the finishing segment.
Interest expense. Interest expense was $8.4 million for both the three months ended June 29, 2018 and June 30, 2017, as the decrease in interest expense related to the decrease in outstanding long-term debt balances was offset by higher interest rates for the three months ended June 29, 2018 as compared to the three months ended June 30, 2017. The effective interest rate on the Company’s total outstanding indebtedness for the three months ended June 29, 2018 was 8.2% as compared to 7.7% for the three months ended June 30, 2017.
Interest expense was $16.4 million for the six months ended June 29, 2018 compared with $16.8 million for the six months ended June 30, 2017. The decrease in interest expense primarily relates to a decrease in long-term debt balances during the past twelve months due to required contractual principal payments and repurchases of the Second Lien Term Loans, partially offset by higher interest rates for the six months ended June 29, 2018 as compared to the six months ended June 30, 2017. The effective interest rate on the Company’s total outstanding indebtedness for the six months ended June 29, 2018 was 8.1% as compared to 7.7% for the six months ended June 30, 2017.
See “Senior Secured Credit Facilities” in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
Gain on extinguishment of debt. Gain on extinguishment of debt was $0.0 million for both the three and six months ended June 29, 2018 and $1.6 million for both the three and six months ended June 30, 2017. The gain on extinguishment of debt in 2017 relates to the repurchase of $8.0 million of Second Lien Term Loan debt in the second quarter of 2017 for $6.1 million, partially offset by the $0.3 million write-off of previously unamortized debt discount and deferred financing costs in the second quarter of 2017 on the Term Loans related to the extinguishment. See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
Equity income. Equity income was $0.3 million for both the three months ended June 29, 2018 and June 30, 2017. Equity income was $0.4 million for both the six months ended June 29, 2018 and June 30, 2017.
Loss on divestiture. Loss on divestiture was $7.9 million for both the three and six months ended June 30, 2017. On August 30, 2017 the Company completed the divestiture of its Acoustics Europe business. The divestiture resulted in an $8.7 million pre-tax loss, of which $7.9 million was recorded in the second quarter of 2017 when the business was classified as held for sale and written down to estimated fair value less costs to sell and $0.8 million was recorded in the third quarter of 2017 based on changes in the net assets of the business and additional foreign currency translation adjustments upon closing of the divestiture.
See Note 4, “Divestiture” in the notes to the condensed consolidated financial statements for further information.

Other income - net. Other income was $0.5 million for the three months ended June 29, 2018 and $0.1 million for the three months ended June 30, 2017. Other income was $0.6 million for the six months ended June 29, 2018 and $0.2 million for the six months ended June 30, 2017. Other income for both the three and six months ended June 29, 2018 includes $0.4 million of income related to proceeds from a settlement in the seating segment associated with periods prior to the Company’s go public business combination.
Loss before income taxes. For the reasons described above, loss before income taxes was $0.8 million for the three months ended June 29, 2018, compared with $4.6 million for the three months ended June 30, 2017. Loss before income taxes was $1.4 million for the six months ended June 29, 2018 compared with $5.1 million for the six months ended June 30, 2017.
Tax (benefit) provision. The tax benefit was $0.2 million for the three months ended June 29, 2018, compared with a tax provision of $0.2 million for the three months ended June 30, 2017. The tax provision was $0.0 million for the six months ended June 29, 2018 compared with $0.2 million for the six months ended June 30, 2017. The effective tax rate for the three months ended June 29, 2018 was 28.8%, compared with (3.9)% for the three months ended June 30, 2017. The effective tax rate was (2.7)% for the six months ended June 29, 2018 compared with (3.2)% for the six months ended June 30, 2017. The net discrete tax benefit was $0.5 million for both the three and six months ended June 29, 2018. The net discrete tax provision was $0.4 million and $0.6 million for the three and six months ended June 30, 2017, respectively.
The Company’s tax (benefit) provision is impacted by a number of factors, including, among others, new provisions included in the Tax Reform Act, the amount of taxable earnings or losses at the U.S. federal statutory rate, the amount of taxable earnings or losses derived in foreign jurisdictions with tax rates that differ from the U.S. federal statutory rate, permanent items, state tax rates, the ability to utilize foreign net operating loss carry forwards and adjustments to valuation allowances. The effective tax rate for the three and six months ended June 29, 2018 was impacted by the levels of U.S. and foreign pre-tax losses and earnings, respectively, pre-tax losses in foreign jurisdictions for which no tax benefit was recognized, U.S. interest disallowance and the new GILTI tax provisions.
Net loss. For the reasons described above, net loss was $0.6 million for the three months ended June 29, 2018, compared with $4.7 million for the three months ended June 30, 2017. Net loss was $1.4 million for the six months ended June 29, 2018 compared with $5.2 million for the six months ended June 30, 2017.
Other comprehensive (loss) income. Other comprehensive loss was $4.6 million for the three months ended June 29, 2018 compared with other comprehensive income of $5.5 million for the three months ended June 30, 2017. Other comprehensive loss was $0.6 million for the six months ended June 29, 2018 compared with other comprehensive income of $7.0 million for the six months ended June 30, 2017. The decreases were driven by less favorable foreign currency translation adjustments in 2018 compared to 2017, partially offset by the change in unrealized gains on cash flow hedges.
Other comprehensive income for unrealized gains on cash flow hedges was $0.4 million for the three months ended June 29, 2018 compared with an unrealized loss on cash flow hedges of $0.4 million for the three months ended June 30, 2017. Other comprehensive income for unrealized gains on cash flow hedges was $2.0 million for the six months ended June 29, 2018 compared with $0.0 million for the six months ended June 30, 2017. The increase in both periods was due to an increase in the unrealized gain position on cash flow hedges in 2018 compared to an increase in the unrealized loss position on cash flow hedges in 2017. The net change in unrealized gains on cash flow hedges is based on the changes in current interest rates and market expectations of the timing and amount of future interest rate changes. For both the three and six months ended June 29, 2018, the fair value of the hedging instruments increased, based on actual and future expectations for interest rate increases.
Other comprehensive loss for foreign currency translation adjustments was $5.0 million for the three months ended June 29, 2018 compared with other comprehensive income for foreign currency translation adjustments of $5.9 million for the three months ended June 30, 2017. Other comprehensive loss for foreign currency translation adjustments was $2.6 million for the six months ended June 29, 2018 compared with other comprehensive income for foreign currency translation adjustments of $7.0 million for the six months ended June 30, 2017. Foreign currency translation adjustments are based on fluctuations in the value of foreign currencies (primarily the Euro) against the U.S. Dollar each period.
Adjusted EBITDA. Adjusted EBITDA was $21.4 million, or 12.7% of net sales for the three months ended June 29, 2018, compared with $20.6 million, or 11.9% of net sales for the three months ended June 30, 2017, an increase of $0.8 million, or 3.8%. The increase reflects higher Adjusted EBITDA in the finishing segment of $1.1 million, the components segment of $1.1 million and the seating segment of $1.0 million, partially offset by decreased Adjusted EBITDA in the acoustics segment of $1.9 million and higher corporate expenses of $0.5 million. The change in Adjusted EBITDA in the acoustics segment includes a $0.6 million decrease from the sale of the Acoustics Europe business.
Adjusted EBITDA was $41.1 million, or 12.2% of net sales for the six months ended June 29, 2018, compared with $39.1 million, or 11.3%, of net sales for the six months ended June 30, 2017, an increase of $1.9 million, or 4.9%. The increase reflects higher Adjusted EBITDA in the finishing segment of $1.8 million, the components segment of $1.5 million, the seating segment of $1.4 million and lower corporate expenses of $0.1 million, partially offset by decreased Adjusted EBITDA in the acoustics segment of $2.9 million. The change in Adjusted EBITDA in the acoustics segment includes a $1.4 million decrease from the sale of the Acoustics Europe business. See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on Adjusted EBITDA for each segment.
Changes in foreign currency exchange rates compared with the U.S. dollar had a positive impact of $0.3 million on consolidated Adjusted EBITDA during the three months ended June 29, 2018 compared to the three months ended June 30, 2017, positively impacting the finishing segment’s Adjusted EBITDA by $0.3 million. During the six months ended June 29, 2018, changes in foreign currency exchange rates had a positive impact of $0.9 million on consolidated Adjusted EBITDA compared to the six months ended June 30, 2017, positively impacting the finishing and seating segments’ Adjusted EBITDA by $0.8 million and $0.1 million, respectively.
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
Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net loss	$(587)	$(4,737)	$(1,406)	$(5,230)
Interest expense	8,403	8,395	16,430	16,761
Tax (benefit) provision	(238)	179	37	164
Depreciation and amortization	11,046	9,487	21,853	19,490
EBITDA	18,624	13,324	36,914	31,185
Adjustments:
Restructuring(1)	1,464	543	2,066	1,224
Integration and other restructuring costs(2)	712	—	1,068	—
Share-based compensation(3)	553	324	784	673
Loss (gain) on disposals of property, plant and equipment - net(4)	11	65	245	(265)
Gain on extinguishment of debt(5)	—	(1,564)	—	(1,564)
Loss on divestiture(6)	—	7,888	—	7,888
Total adjustments	2,740	7,256	4,163	7,956
Adjusted EBITDA	$21,364	$20,580	$41,077	$39,141

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

(2)
During the three and six months ended June 29, 2018, integration and other restructuring costs of $1.1 million and $1.5 million, respectively, were incurred associated with a force majeure incident at a supplier in the seating segment that resulted in incremental costs to maintain production and are expected to be recovered through insurance pending finalization of claims in future periods. The integration and other restructuring costs were partially offset in both the three and six months ended June 29, 2018 by a $0.4 million settlement gain on proceeds from a supplier claim in the seating segment associated with periods prior to the Company’s go public business combination. Such costs are not included in restructuring for GAAP purposes.

(3)
Represents share-based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan. See Note 9, “Share-Based Compensation” of the accompanying condensed consolidated financial statements for further information.

(4)
Loss (gain) on disposals of property, plant and equipment - net for the six months ended June 29, 2018 includes a loss of $0.2 million from the disposition of equipment in connection with the consolidation of two U.S. facilities in the components segment and for the six months ended June 30, 2017 includes a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility.

(5)
Represents a gain on extinguishment of Second Lien Term Loan debt in the second quarter of 2017. See Note 8, “Debt and Hedging Instruments” of the accompanying condensed consolidated financial statements for further information.

(6)
On August 30, 2017 the Company completed the divestiture of its Acoustics Europe business. The divestiture resulted in an $8.7 million pre-tax loss, of which $7.9 million was recorded in the second quarter of 2017 when the business was classified as held for sale and written down to estimated fair value less costs to sell and $0.8 million was recorded in the third quarter of 2017 based on changes in the net assets of the business and additional foreign currency translation adjustments upon closing of the divestiture. See Note 4, “Divestiture” of the accompanying condensed consolidated financial statements for further information.

Adjusted EBITDA percentage of net sales. Adjusted EBITDA as a percentage of net sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments.

Segment Financial Data
The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three and six months ended June 29, 2018 and June 30, 2017. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for a reconciliation of Adjusted EBITDA to Net Loss which is the nearest GAAP measure.

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 29, 2018	June 30, 2017	$	%
Finishing
Net sales	$55,454	$49,757	$5,697	11.4%
Adjusted EBITDA	8,437	7,324	1,113	15.2
Adjusted EBITDA % of net sales	15.2%	14.7%	50 bps
Components
Net sales	$24,559	$21,713	$2,846	13.1%
Adjusted EBITDA	3,563	2,451	1,112	45.4
Adjusted EBITDA % of net sales	14.5%	11.3%	320 bps
Seating
Net sales	$44,993	$44,921	$72	0.2%
Adjusted EBITDA	6,870	5,897	973	16.5
Adjusted EBITDA % of net sales	15.3%	13.1%	220 bps
Acoustics
Net sales	$43,418	$56,086	$(12,668)	(22.6)%
Adjusted EBITDA	6,044	7,983	(1,939)	(24.3)
Adjusted EBITDA % of net sales	13.9%	14.2%	(30) bps
Corporate
Adjusted EBITDA	$(3,550)	$(3,075)	$(475)	(15.4)%
Consolidated
Net sales	$168,424	$172,477	$(4,053)	(2.3)%
Adjusted EBITDA	21,364	20,580	784	3.8
Adjusted EBITDA % of net sales	12.7%	11.9%	80 bps

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 29, 2018	June 30, 2017	$	%
Finishing
Net sales	$109,432	$99,233	$10,199	10.3%
Adjusted EBITDA	16,236	14,391	1,845	12.8
Adjusted EBITDA % of net sales	14.8%	14.5%	30 bps
Components
Net sales	$46,952	$42,830	$4,122	9.6%
Adjusted EBITDA	6,633	5,171	1,462	28.3
Adjusted EBITDA % of net sales	14.1%	12.1%	200 bps
Seating
Net sales	$92,027	$92,294	$(267)	(0.3)%
Adjusted EBITDA	12,803	11,427	1,376	12.0
Adjusted EBITDA % of net sales	13.9%	12.4%	150 bps
Acoustics
Net sales	$87,267	$113,313	$(26,046)	(23.0)%
Adjusted EBITDA	11,822	14,704	(2,882)	(19.6)
Adjusted EBITDA % of net sales	13.5%	13.0%	50 bps
Corporate
Adjusted EBITDA	$(6,417)	$(6,552)	$135	2.1%
Consolidated
Net sales	$335,678	$347,670	$(11,992)	(3.4)%
Adjusted EBITDA	41,077	39,141	1,936	4.9
Adjusted EBITDA % of net sales	12.2%	11.3%	90 bps

Finishing Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 29, 2018	June 30, 2017	$	%
Net sales	$55,454	$49,757	$5,697	11.4%
Adjusted EBITDA	8,437	7,324	1,113	15.2
Adjusted EBITDA % of net sales	15.2%	14.7%	50 bps
Net sales in the finishing segment for the three months ended June 29, 2018 were $55.5 million, an increase of $5.7 million or 11.4%, compared with $49.8 million for the three months ended June 30, 2017. On a constant currency basis (net positive currency impact of $2.2 million for the three months ended June 29, 2018), revenues increased by $3.5 million for the three months ended June 29, 2018. The increase in net sales for the three months ended June 29, 2018 was primarily due to increases in volume in industrial end markets globally and increased pricing.
Adjusted EBITDA for the three months ended June 29, 2018 increased $1.1 million to $8.4 million (15.2% of net sales) from $7.3 million (14.7% of net sales) for the three months ended June 30, 2017. On a constant currency basis (net positive currency impact of $0.3 million for the three months ended June 29, 2018), Adjusted EBITDA increased by $0.8 million for the three months ended June 29, 2018. Excluding currency impact, the increase in Adjusted EBITDA for the three months ended June 29, 2018 primarily resulted from increases in volume in industrial end markets and increased pricing, partially offset by increased incentive compensation and increased compensation costs due to additional selling personnel in 2018 and increased manufacturing costs due to operational inefficiencies related to the Richmond, Virginia plant consolidation.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 29, 2018	June 30, 2017	$	%
Net sales	$109,432	$99,233	$10,199	10.3%
Adjusted EBITDA	16,236	14,391	1,845	12.8
Adjusted EBITDA % of net sales	14.8%	14.5%	30 bps
Net sales in the finishing segment for the six months ended June 29, 2018 were $109.4 million, an increase of $10.2 million or 10.3%, compared with $99.2 million for the six months ended June 30, 2017. On a constant currency basis (net positive currency impact of $6.5 million for the six months ended June 29, 2018), revenues increased by $3.7 million for the six months ended June 29, 2018. Excluding currency impact, the increase in net sales for the six months ended June 29, 2018 was primarily due to increases in volume in industrial end markets globally and increased pricing, partially offset by a $0.6 million decrease associated with the wind down of the finishing segment’s facility in Brazil and decreases in volume associated with strategic decisions related to exiting unprofitable customers and products.
Adjusted EBITDA for the six months ended June 29, 2018 increased $1.8 million to $16.2 million (14.8% of net sales) from $14.4 million (14.5% of net sales) for the six months ended June 30, 2017. On a constant currency basis (net positive currency impact of $0.8 million for the six months ended June 29, 2018), Adjusted EBITDA increased by $1.0 million for the six months ended June 29, 2018. Excluding currency impact, the increase in Adjusted EBITDA for the six months ended June 29, 2018 primarily resulted from increases in volume in industrial end markets and increased pricing, partially offset by increased incentive compensation, increased compensation costs from higher headcount due to additional selling personnel in 2018 and increased manufacturing costs due to operational inefficiencies related to the Richmond, Virginia plant consolidation.
Components Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 29, 2018	June 30, 2017	$	%
Net sales	$24,559	$21,713	$2,846	13.1%
Adjusted EBITDA	3,563	2,451	1,112	45.4
Adjusted EBITDA % of net sales	14.5%	11.3%	320 bps
Net sales in the components segment for the three months ended June 29, 2018 were $24.6 million, an increase of $2.8 million, or 13.1%, compared with $21.7 million for the three months ended June 30, 2017. The increase during the three months ended June 29, 2018 was primarily due to increased pricing and higher sales volumes in the perforated and expanded metal products, smart utility meter components and rail markets.
Adjusted EBITDA increased $1.1 million, or 45.4%, for the three months ended June 29, 2018 to $3.6 million (14.5% of net sales) compared with $2.5 million (11.3% of net sales) for the three months ended June 30, 2017. The increase in Adjusted EBITDA for the three months ended June 29, 2018 primarily resulted from increased pricing and increased volumes in the rail, smart utility meter components and perforated and expanded metal products markets, partially offset by increased incentive compensation and raw material inflation for steel.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 29, 2018	June 30, 2017	$	%
Net sales	$46,952	$42,830	$4,122	9.6%
Adjusted EBITDA	6,633	5,171	1,462	28.3
Adjusted EBITDA % of net sales	14.1%	12.1%	200 bps
Net sales in the components segment for the six months ended June 29, 2018 were $47.0 million, an increase of $4.1 million, or 9.6%, compared with $42.8 million for the six months ended June 30, 2017. The increase during the six months ended June 29, 2018 was primarily due to increased pricing and higher sales volumes in the rail and smart utility meter components markets, partially offset by lower sales volumes in the perforated and expanded metal products market.
Adjusted EBITDA increased $1.5 million, or 28.3%, for the six months ended June 29, 2018 to $6.6 million (14.1% of net sales) compared with $5.2 million (12.1% of net sales) for the six months ended June 30, 2017. The increase in Adjusted EBITDA for the six months ended June 29, 2018 primarily resulted from increased pricing and increased volumes in the rail and smart utility meter components markets, partially offset by increased incentive compensation and lower sales volumes in the perforated and expanded metal products markets.

Seating Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 29, 2018	June 30, 2017	$	%
Net sales	$44,993	$44,921	$72	0.2%
Adjusted EBITDA	6,870	5,897	973	16.5
Adjusted EBITDA % of net sales	15.3%	13.1%	220 bps
Net sales in the seating segment for the three months ended June 29, 2018 were $45.0 million, an increase of $0.1 million, or 0.2%, compared with $44.9 million for the three months ended June 30, 2017. On a constant currency basis (net positive currency impact of $0.2 million for the three months ended June 29, 2018), revenues decreased by $0.1 million for the three months ended ended June 29, 2018. The decrease in net sales for the three months ended June 29, 2018 was primarily due to decreases in sales volume in the motorcycle market and lower volume in the turf care market due to a late start to spring resulting in a shortened selling season, partially offset by increases in sales volume in the heavy industry market and improved pricing.
Adjusted EBITDA was $6.9 million (15.3% of net sales) in the three months ended June 29, 2018 compared with $5.9 million (13.1% of net sales) in the three months ended June 30, 2017. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The increase of $1.0 million in Adjusted EBITDA for the three months ended June 29, 2018 was primarily due to improved pricing, increased sales volume in the heavy industry market and lower material and labor usage costs from continuous improvement projects, partially offset by decreased sales volume in the motorcycle and turf care markets and raw material inflation.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 29, 2018	June 30, 2017	$	%
Net sales	$92,027	$92,294	$(267)	(0.3)%
Adjusted EBITDA	12,803	11,427	1,376	12.0
Adjusted EBITDA % of net sales	13.9%	12.4%	150 bps
Net sales in the seating segment for the six months ended June 29, 2018 were $92.0 million, a decrease of $0.3 million, or 0.3%, compared with $92.3 million for the six months ended June 30, 2017. On a constant currency basis (net positive currency impact of $0.6 million for the six months ended June 29, 2018), revenues decreased by $0.9 million for the six months ended June 29, 2018. The decrease in net sales for the six months ended June 29, 2018 was primarily due to decreases in sales volume in the motorcycle market and lower volume in the turf care market due to a late start to spring resulting in a shortened selling season, partially offset by increases in sales volume in the heavy industry market and improved pricing.
Adjusted EBITDA was $12.8 million (13.9% of net sales) in the six months ended June 29, 2018 compared with $11.4 million (12.4% of net sales) in the six months ended June 30, 2017. On a constant currency basis (net positive currency impact of $0.1 million for the six months ended June 29, 2018), Adjusted EBITDA increased by $1.3 million for the six months ended June 29, 2018. The increase in Adjusted EBITDA for the six months ended June 29, 2018 was primarily due to improved pricing, increased sales volume in the heavy industry market and lower material and labor usage costs from continuous improvement projects, partially offset by decreased sales volume in the motorcycle and turf care markets and raw material inflation.
Acoustics Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 29, 2018	June 30, 2017	$	%
Net sales	$43,418	$56,086	$(12,668)	(22.6)%
Adjusted EBITDA	6,044	7,983	(1,939)	(24.3)
Adjusted EBITDA % of net sales	13.9%	14.2%	(30) bps
Net sales in the acoustics segment for the three months ended June 29, 2018 were $43.4 million, a decrease of $12.7 million or 22.6%, compared with $56.1 million for the three months ended June 30, 2017. The decrease during the three months ended June 29, 2018 was primarily due to $8.1 million of lower sales as a result of the divestiture of the Acoustics Europe business in August 2017, lower overall North American vehicle production, a net decrease in vehicle platforms, a decrease in demand for car platforms due to a shift from passenger cars to light trucks and sport utility vehicles and lower pricing on existing platforms.
Adjusted EBITDA decreased $1.9 million, or 24.3%, for the three months ended June 29, 2018 to $6.0 million (13.9% of net sales) compared with $8.0 million (14.2% of net sales) in the second quarter of 2017. The decrease in Adjusted EBITDA for the three months ended June 29, 2018 was primarily due to lower sales volumes, lower pricing on existing platforms, raw material inflation and $0.6 million due to the divestiture of the Acoustics Europe business, partially offset by lower labor and material usage costs as a result of continuous improvement initiatives.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 29, 2018	June 30, 2017	$	%
Net sales	$87,267	$113,313	$(26,046)	(23.0)%
Adjusted EBITDA	11,822	14,704	(2,882)	(19.6)
Adjusted EBITDA % of net sales	13.5%	13.0%	50 bps
Net sales in the acoustics segment for the six months ended June 29, 2018 were $87.3 million, a decrease of $26.0 million, or 23.0%, compared with $113.3 million for the six months ended June 30, 2017. The decrease was primarily due to $17.0 million of lower sales as a result of the divestiture of the Acoustics Europe business in August 2017, lower overall North American vehicle production, a net decrease in vehicle platforms, a decrease in demand for car platforms due to a shift from passenger cars to light trucks and sport utility vehicles and lower pricing on existing platforms.
Adjusted EBITDA decreased to $11.8 million (13.5% of net sales) for the six months ended June 29, 2018 compared with $14.7 million (13.0% of net sales) for the six months ended June 30, 2017. The decrease in Adjusted EBITDA for the six months ended June 29, 2018 was primarily due to lower sales volumes, lower pricing on existing platforms, raw material inflation and $1.4 million due to the divestiture of the Acoustics Europe business, partially offset by lower labor and material usage costs as a result of continuous improvement initiatives.
Corporate

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 29, 2018	June 30, 2017	$	%
Adjusted EBITDA	$(3,550)	$(3,075)	$(475)	(15.4)%
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
The increase of $0.5 million in expense in the three months ended June 29, 2018 compared with the prior year primarily resulted from increased incentive compensation due to increased attainment percentages on higher operating results and increased compensation costs, partially offset by lower health care costs.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 29, 2018	June 30, 2017	$	%
Adjusted EBITDA	$(6,417)	$(6,552)	$135	2.1%
The decrease of $0.1 million in expense in the six months ended June 29, 2018 compared with the prior year primarily resulted from lower third-party professional fees and lower health care costs, partially offset by increased incentive compensation due to increased attainment percentages on higher operating results and increased compensation costs.

Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of June 29, 2018, the Company had $46.2 million of available cash, $28.5 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $12.1 million available under revolving loan facilities that the Company maintains outside the U.S. As of June 29, 2018, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $5.8 million. Included in the Company’s consolidated cash balance of $46.2 million at June 29, 2018, is cash of $25.5 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures and debt service requirements.
Indebtedness
As of June 29, 2018, the Company’s total outstanding indebtedness of $396.4 million was comprised of aggregate term loans outstanding under its Senior Secured Credit Facilities of $376.0 million (net of a debt discount of $3.1 million and deferred financing costs of $4.8 million), various foreign bank term loans and revolving loan facilities of $19.7 million and capital lease obligations of $0.7 million. No amounts were outstanding under the revolving credit facility portion of the Senior Secured Credit Facilities as of June 29, 2018.
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
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $19.7 million as of June 29, 2018, including borrowings of $16.6 million incurred by the Company’s subsidiaries in Germany, and borrowings totaled $21.8 million as of December 31, 2017, including borrowings of $18.0 million incurred by the Company’s subsidiaries in Germany. The foreign debt obligations in Germany primarily relate to term loans of $16.5 million at June 29, 2018 and $18.0 million at December 31, 2017. The borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025.
Senior Secured Credit Facilities
General. On June 30, 2014, Jason Incorporated, as the borrower, entered into (i) the First Lien Credit Agreement, with Jason Partners Holdings Inc., Jason Holdings, Inc. I, a wholly-owned subsidiary of Jason Partners Holdings Inc. (“Intermediate Holdings”), the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “First Lien Credit Agreement”) and (ii) the Second Lien Credit Agreement, with Jason Partners Holdings Inc., Intermediate Holdings, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”).
The First Lien Credit Agreement, as amended, provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $294.1 million is outstanding as of June 29, 2018, and (ii) a revolving loan of up to $34.3 million (including revolving loans, a $10.0 million swingline loan sublimit, and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the first lien senior secured loan facilities (the “First Lien Credit Facilities”). The Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million, of which $89.9 million is outstanding as of June 29, 2018, under the second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”). During the second quarter of 2018, the Company amended its Revolving Credit Facility to extend the maturity date to June 30, 2020. The amendment reduced the borrowing capacity from $40.0 million to $34.3 million until June 30, 2019, and thereafter, $30.0 million until June 30, 2020. In connection with the amendment, the Company paid deferred financing costs of $0.6 million which have been recorded within other assets-net within the condensed consolidated balance sheets.
The First Lien Term Loans mature June 30, 2021, the Revolving Credit Facility matures June 30, 2020 and the Second Lien Term Loans mature June 30, 2022. The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to 0.25% of the original principal amount of the First Lien Term Loans, with the balance payable at maturity. Neither the Revolving Credit Facility nor the Second Lien Term Loans amortize, however, each is repayable in full at maturity.
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
Interest Rate Hedge Contracts. To manage exposure to fluctuations in interest rates, the Company entered into Swaps in 2015 with notional values totaling $210.0 million at June 29, 2018 and December 31, 2017. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the six months ended June 29, 2018 and June 30, 2017, the Company recognized $0.1 million and $1.1 million, respectively, of interest expense related to the Swaps. Based on current interest rates, the Company expects to recognize interest income of $0.5 million related to the Swaps in the next 12 months.
The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was $2.7 million at June 29, 2018 and $0.1 million at December 31, 2017, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	June 29, 2018	December 31, 2017
Interest rate swaps:
Recorded in other current assets	$1,756	$—
Recorded in other assets - net	988	537
Recorded in other current liabilities	—	(458)
Total net asset derivatives designated as hedging instruments	$2,744	$79
Mandatory Prepayment. Subject to certain exceptions, the Senior Secured Credit Facilities are subject to mandatory prepayments in amounts equal to: (1) a percentage of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Jason Incorporated or any of its Restricted Subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from the issuance or incurrence of debt by Jason Incorporated or any of its Restricted Subsidiaries (other than indebtedness permitted by the Senior Secured Credit Facilities); and (3) 75% (with step-downs to 50%, 25% and 0% based upon achievement of specified consolidated first lien net leverage ratios under the First Lien Credit Facilities and specified consolidated total net leverage ratios under the Second Lien Term Facility) of annual excess cash flow of Jason Incorporated and its Restricted Subsidiaries. Other than the payment of customary “breakage” costs, Jason Incorporated may voluntarily prepay outstanding loans at any time. At December 31, 2017, a mandatory prepayment of $2.5 million under the Senior Secured Credit Facilities was included within the current portion of long-term debt in the condensed consolidated balance sheets. The mandatory prepayment of $2.5 million was paid on April 6, 2018.
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
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed $10.0 million at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 4.50 to 1.00, with a decrease to 4.25 to 1.00 on December 31, 2019 and remaining at that level thereafter. If such outstanding amounts do not exceed $10.0 million at the end of any fiscal quarter, no financial covenants are applicable. As of June 29, 2018, the consolidated first lien net leverage ratio was 3.69 to 1.00 on a pro forma trailing twelve-month basis calculated in accordance with the respective provisions of the Credit Agreements which exclude the Second Lien Term Loans from the calculation of net debt (numerator) and allow the inclusion of certain pro forma adjustments and exclusion of certain specified or nonrecurring costs and expenses in calculating Adjusted EBITDA (denominator). The aggregate outstanding amount of all revolving loans, swingline loans and certain letters of credit was less than $10.0 million at June 29, 2018. As of June 29, 2018, the Company was in compliance with the financial covenants contained in its credit agreements.
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
Series A Preferred Stock
Holders of the 39,040 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock.
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the six months ended June 29, 2018:
(in thousands, except share and per share amounts)

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2018	November 15, 2017	$20.00	$974	968
April 1, 2018	February 15, 2018	$20.00	$751	748
On May 3, 2018, the Company announced a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on July 1, 2018 to holders of record on May 15, 2018. As of June 29, 2018, the Company has recorded the 763 additional Series A Preferred Stock shares declared for the dividend of $0.8 million within preferred stock in the condensed consolidated balance sheets.

Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”), a non-GAAP measure, as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable. NOWC as a percentage of trailing twelve month net sales was 14.6% as of June 29, 2018, 13.7% as of December 31, 2017 and 13.2% as of June 30, 2017. The calculation of NOWC as a percentage of sales for June 29, 2018 and December 31, 2017 excludes $5.9 million and $22.9 million of trailing twelve month net sales relating to Acoustics Europe, which was sold on August 30, 2017. Set forth below is a table summarizing NOWC as of June 29, 2018, December 31, 2017 and June 30, 2017.

(in thousands)	June 29, 2018	December 31, 2017	June 30, 2017
Accounts receivable—net	$79,436	$68,626	$81,560
Inventories-net	68,424	70,819	69,313
Accounts payable	(55,652)	(53,668)	(61,881)
NOWC	$92,208	$85,777	$88,992
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
Capital expenditures during the six months ended June 29, 2018 were $6.9 million, or 2.1% of net sales. Capital expenditures for 2018 are expected to be approximately 2.8% of net sales, but could vary from that depending on business performance, growth opportunities, project activity and the amount of assets we lease instead of purchase. The Company finances its annual capital requirements with funds generated from operations.
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 29, 2018 and the Six Months Ended June 30, 2017

	Six Months Ended
(in thousands)	June 29, 2018	June 30, 2017
Net cash provided by operating activities	$11,140	$20,832
Net cash used in investing activities	(6,880)	(794)
Net cash used in financing activities	(6,390)	(7,125)
Effect of exchange rate changes on cash and cash equivalents	(525)	1,145
Net (decrease) increase in cash and cash equivalents	(2,655)	14,058
Cash and cash equivalents at beginning of period	48,887	40,861
Cash and cash equivalents at end of period	$46,232	$54,919
Depreciation and amortization	$21,853	$19,490
Capital expenditures	6,939	7,161

Cash Flows Provided by Operating Activities
Cash flows provided by operating activities were $11.1 million for the six months ended June 29, 2018 compared with $20.8 million for the six months ended June 30, 2017, a decrease of $9.7 million. Changes in net operating working capital resulted in a use of cash that was $6.5 million higher during the six months ended June 29, 2018 as compared to the six months ended June 30, 2017, driven by fluctuations in the accounts receivable balance and an overall lower reduction in inventory levels during 2018 compared to 2017, offset by a fluctuation in the accounts payable balance. Changes in other assets and liability balances decreased operating cash flow by $8.0 million, primarily driven by fluctuations in accrued compensation and employee benefits and accrued income taxes. In addition, for the six months ended June 29, 2018 as compared to the six months ended June 30, 2017, the decrease to operating cash flows was offset by $4.7 million of higher net income exclusive of non cash items.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $6.9 million for the six months ended June 29, 2018 compared with $0.8 million for the six months ended June 30, 2017. The increase in cash flows used in investing activities was primarily the result of lower proceeds from disposals of property, plant and equipment of $6.3 million. The proceeds from disposals of property, plant and equipment for the six months ended June 30, 2017 were primarily due to the proceeds received from the building sale executed in connection with the sale leaseback of our Libertyville, Illinois facility in April 2017. Lower capital expenditures of $0.2 million partially offset the increase in cash used in investing activities.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $6.4 million for the six months ended June 29, 2018 compared with cash flows used in financing activities of $7.1 million for the six months ended June 30, 2017. The decrease in cash flows used in financing activities was driven by lower payments of $5.5 million on First and Second Lien term loans. This was offset by an increase in net payments of other long-term debt, with net payments of $1.7 million for six months ended June 29, 2018 as compared with net borrowings of $2.5 million for the six months ended June 30, 2017 and $0.6 million for payments of deferred issuance costs for the six months ended June 29, 2018 incurred in connection with the amendment of the Revolving Credit Facility.
Depreciation and Amortization
Depreciation and amortization totaled $21.9 million for the six months ended June 29, 2018, compared with $19.5 million for the six months ended June 30, 2017. Depreciation and amortization for the six months ended June 29, 2018 is higher than incurred by the Company in the prior period primarily due to $2.3 million of accelerated intangible amortization expense recorded for a customer relationship intangible asset related to non-core smart utility meter product lines in the components segment.
Capital Expenditures
Capital expenditures totaled $6.9 million for the six months ended June 29, 2018, compared with $7.2 million for the six months ended June 30, 2017.
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
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 1, 2018 for the year ended December 31, 2017 and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported above, management believes that as of June 29, 2018 and during the period from March 31, 2018 through June 29, 2018, there has been no material change to this information.

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
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $96.7 million, or 29%, of our sales originated in a currency other than the U.S. dollar during the first six months of 2018. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the six months ended June 29, 2018, sales denominated in Euros approximated $57.7 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $5.8 million, respectively, and the change in our net (loss) income would increase or decrease by approximately less than $0.1 million. The net assets and liabilities of our non-U.S. dollar denominated subsidiaries, which totaled approximately $145.5 million as of June 29, 2018, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive loss at June 29, 2018 resulted in a decrease to shareholders’ deficit of $21.2 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled following the initial transaction date, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of June 29, 2018, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of June 29, 2018, long-term debt denominated in currencies other than the USD totaled approximately $17.9 million.
Interest Rate Risk: The Company utilizes a combination of short-term and long-term debt to finance our operations and is exposed to interest rate risk on our outstanding floating rate debt instruments that bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Borrowings under U.S. credit facilities bear interest at rates tied to either the administrative agent’s prime rate, the federal funds effective rate, the Eurocurrency rate, or a Eurocurrency rate determined by reference to LIBOR, subject to an established floor. Until recently, applicable interest rates have been lower than the designated floor in our Senior Secured Credit Facilities; therefore, interest rates have not been subject to change. However, as interest rates exceed the established floor, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt would increase or decrease interest expense by approximately $0.4 million.
As of June 29, 2018, the Company has entered into various interest rate swaps in order to mitigate a portion of the variable rate interest exposure. The Company is counterparty to certain interest rate swaps with a total notional amount of $210.0 million entered into in November 2015 in order to mitigate a portion of the variable interest rate exposure. These swaps are scheduled to mature in June 2020. Under the terms of the agreement, the Company swapped three month LIBOR rates for a fixed interest rate, resulting in the payment of a fixed LIBOR rate of 2.08% on a notional amount of $210.0 million.
Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of June 29, 2018, the Company did not have any commodity hedging instruments in place.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2018, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weakness in our internal control over financial reporting discussed below.
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
Remediation Plan
During the fourth quarter of 2017 and the first half of 2018, we enhanced the design of controls around certain control activities, specifically, the review process for analyzing non-routine accounting transactions and also added additional accounting resources in several businesses to improve the effectiveness of internal control over financial reporting. We believe that these enhanced resources and processes will effectively remediate the material weakness, but the material weakness will not be considered remediated until the revised controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. As of June 29, 2018, additional time is needed to demonstrate sustainability as it relates to the revised controls and enhanced resources.
Changes in Internal Control Over Financial Reporting
The remediation efforts related to the material weakness disclosed in Management’s Report on Internal Control over Financial Reporting are considered a change in the Company’s internal control over financial reporting during the quarter ended June 29, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 29, 2018:

2018 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31 to May 4	—	—	—	N/A
May 5 to June 1	274	2.95	—	N/A
June 2 to June 29	—	—	—	N/A
Total	274	2.95	—

(a)
Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (1) have the Company reduce the number of shares otherwise deliverable or (2) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the six months ended June 29, 2018, the Company withheld 2,837 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit awards.

(b)	The Company is not currently participating in a share repurchase program.
As disclosed in Note 12, “Shareholders’ Equity (Deficit)” of the accompanying condensed consolidated financial statements and under the heading “Liquidity and Capital Resources-Series A Preferred Stock” in MD&A, the Company paid the April 1, 2018 dividend on its Series A Preferred Stock by issuing an additional 748 shares of Series A Preferred Stock. These shares were issued in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act. Holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock initially into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate.

ITEM 6. EXHIBITS
The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description
10.1
Jason Industries, Inc. 2014 Omnibus Incentive Plan, as amended (incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders, filed with the SEC on April 12, 2018).

10.2
First Lien Credit Agreement as amended, dated as of June 30, 2014, by and among Jason Incorporated, Jason Partners Holdings Inc., Jason Holdings Inc. 1, The Bank of New York Mellon, as administrative agent, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto

31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

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

JASON INDUSTRIES, INC.

Dated: August 2, 2018	/s/ Brian K. Kobylinski
Brian K. Kobylinski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: August 2, 2018	/s/ Chad M. Paris
Chad M. Paris Senior Vice President and Chief Financial Officer (Principal Accounting Officer)