Form 10-Q
period 2018-09-28
Jason Industries, Inc.
filed 2018-11-01
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2018

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

As of October 26, 2018, there were 27,394,978 shares of common stock of the Company issued and outstanding.

JASON INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net sales	$145,295	$155,430	$480,973	$503,100
Cost of goods sold	116,818	123,457	379,702	400,874
Gross profit	28,477	31,973	101,271	102,226
Selling and administrative expenses	24,514	26,170	80,926	78,068
(Gain) loss on disposals of property, plant and equipment - net	(91)	(639)	154	(904)
Restructuring	1,185	1,772	3,251	2,996
Operating income	2,869	4,670	16,940	22,066
Interest expense	(8,348)	(8,203)	(24,778)	(24,964)
Gain on extinguishment of debt	—	819	—	2,383
Equity income	468	295	903	715
Loss on divestiture	—	(842)	—	(8,730)
Other income - net	51	58	606	261
Loss before income taxes	(4,960)	(3,203)	(6,329)	(8,269)
Tax provision (benefit)	552	(1,602)	589	(1,438)
Net loss	(5,512)	(1,601)	(6,918)	(6,831)
Less net gain attributable to noncontrolling interests	—	—	—	5
Net loss attributable to Jason Industries	(5,512)	(1,601)	(6,918)	(6,836)
Redemption premium and accretion of dividends on preferred stock	781	955	3,274	2,809
Net loss available to common shareholders of Jason Industries	$(6,293)	$(2,556)	$(10,192)	$(9,645)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.23)	$(0.10)	$(0.37)	$(0.37)

Weighted average number of common shares outstanding:
Basic and diluted	27,683	26,241	27,565	26,023
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net loss	$(5,512)	$(1,601)	$(6,918)	$(6,831)
Other comprehensive (loss) income:
Employee retirement plan adjustments, net of tax	4	15	13	45
Foreign currency translation adjustments	(879)	2,257	(3,473)	9,283
Net change in unrealized gains (losses) on cash flow hedges, net of tax expense of $60, $198, $716, $174, respectively	185	320	2,195	283
Total other comprehensive (loss) income	(690)	2,592	(1,265)	9,611
Comprehensive (loss) income	(6,202)	991	(8,183)	2,780
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	43
Comprehensive (loss) income attributable to Jason Industries	$(6,202)	$991	$(8,183)	$2,737
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	September 28, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$51,370	$48,887
Accounts receivable - net of allowances for doubtful accounts of $2,441 at September 28, 2018 and $2,959 at December 31, 2017	73,341	68,626
Inventories - net	65,473	70,819
Other current assets	17,201	15,655
Total current assets	207,385	203,987
Property, plant and equipment - net of accumulated depreciation of $106,156 at September 28, 2018 and $88,134 at December 31, 2017	141,021	154,196
Goodwill	44,410	45,142
Other intangible assets - net	119,646	131,499
Other assets - net	14,080	11,499
Total assets	$526,542	$546,323

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities
Current portion of long-term debt	$6,634	$9,704
Accounts payable	52,704	53,668
Accrued compensation and employee benefits	16,543	17,433
Accrued interest	82	276
Other current liabilities	15,525	19,806
Total current liabilities	91,488	100,887
Long-term debt	389,211	391,768
Deferred income taxes	24,973	25,699
Other long-term liabilities	21,272	22,285
Total liabilities	526,944	540,639

Commitments and contingencies (Note 14)

Shareholders’ (Deficit) Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 39,818 shares issued and outstanding at September 28, 2018, including 778 shares declared on July 30, 2018 and issued on October 1, 2018, and 49,665 shares issued and outstanding at December 31, 2017, including 968 shares declared on November 28, 2017 and issued on January 1, 2018)	39,818	49,665
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized; issued and outstanding: 27,394,978 shares at September 28, 2018 and 25,966,381 shares at December 31, 2017)	3	3
Additional paid-in capital	155,348	143,788
Retained deficit	(174,118)	(167,710)
Accumulated other comprehensive loss	(21,453)	(20,062)
Total shareholders’ (deficit) equity	(402)	5,684
Total liabilities and shareholders’ (deficit) equity	$526,542	$546,323
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended
	September 28, 2018	September 29, 2017
Cash flows from operating activities
Net loss	$(6,918)	$(6,831)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,415	19,874
Amortization of intangible assets	11,242	9,365
Amortization of deferred financing costs and debt discount	2,199	2,232
Equity income	(903)	(715)
Deferred income taxes	(1,113)	(8,540)
Loss (gain) on disposals of property, plant and equipment - net	154	(904)
Gain on extinguishment of debt	—	(2,383)
Loss on divestiture	—	8,730
Transaction fees on divestiture	—	(932)
Share-based compensation	1,728	904
Net increase (decrease) in cash due to changes in:
Accounts receivable	(5,155)	(332)
Inventories	4,368	3,958
Other current assets	811	655
Accounts payable	(506)	(5,275)
Accrued compensation and employee benefits	(689)	7,647
Accrued interest	(194)	(80)
Accrued income taxes	(3,548)	2,061
Other - net	(1,876)	(4,954)
Total adjustments	26,933	31,311
Net cash provided by operating activities	20,015	24,480
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	202	8,758
Payments for property, plant and equipment	(9,636)	(10,363)
Proceeds from divestitures, net of cash divested and debt assumed by buyer	—	7,883
Acquisitions of patents	(44)	(64)
Net cash (used in) provided by investing activities	(9,478)	6,214
Cash flows from financing activities
Payments of deferred financing costs	(609)	—
Payments of First and Second Lien term loans	(4,825)	(21,051)
Proceeds from other long-term debt	3,314	7,883
Payments of other long-term debt	(5,358)	(6,190)
Other financing activities - net	(14)	(44)
Net cash used in financing activities	(7,492)	(19,402)
Effect of exchange rate changes on cash and cash equivalents	(562)	1,599
Net increase in cash and cash equivalents	2,483	12,891
Cash, cash equivalents and restricted cash, beginning of period	48,887	40,861
Cash, cash equivalents and restricted cash, end of period	$51,370	$53,752
Supplemental disclosure of cash flow information
Non-cash investing activities:
Property, plant and equipment acquired through additional liabilities	$1,005	$1,077
Non-cash financing activities:
Non-cash preferred stock created from dividends declared	$2,289	$2,798
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	$—	$62
Exchange of preferred stock for common stock of Jason Industries, Inc.	$12,136	$—
Buyer assumption of debt balance from divestiture	$—	$2,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ (Deficit) Equity
(In thousands) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders’ (Deficit) Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Shareholders' (Deficit) Equity
Balance at December 31, 2017	$49,665	$3	$143,788	$(167,710)	$(20,062)	$5,684	$—	$5,684
Cumulative impact of accounting changes	—	—	—	510	(126)	384	—	384
Dividends declared	2,289	—	(2,297)	—	—	(8)	—	(8)
Share-based compensation	—	—	1,728	—	—	1,728	—	1,728
Tax withholding related to vesting of restricted stock units	—	—	(7)	—	—	(7)	—	(7)
Net loss	—	—	—	(6,918)	—	(6,918)	—	(6,918)
Employee retirement plan adjustments, net of tax	—	—	—	—	13	13	—	13
Foreign currency translation adjustments	—	—	—	—	(3,473)	(3,473)	—	(3,473)
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	2,195	2,195	—	2,195
Exchange of preferred stock for common stock of Jason Industries, Inc.	(12,136)	—	12,136	—	—	—	—	—
Balance at September 28, 2018	$39,818	$3	$155,348	$(174,118)	$(21,453)	$(402)	$—	$(402)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders’ (Deficit) Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Shareholders’ (Deficit) Equity
Balance at December 31, 2016	$45,899	$2	$144,666	$(163,232)	$(30,372)	$(3,037)	$(105)	$(3,142)
Dividends declared	2,798	—	(2,809)	—	—	(11)	—	(11)
Share-based compensation	—	—	904	—	—	904	—	904
Tax withholding related to vesting of restricted stock units	—	—	(35)	—	—	(35)	—	(35)
Net loss	—	—	—	(6,836)	—	(6,836)	5	(6,831)
Employee retirement plan adjustments, net of tax	—	—	—	—	45	45	—	45
Foreign currency translation adjustments	—	—	—	—	9,247	9,247	36	9,283
Net changes in unrealized losses on cash flow hedges, net of tax	—	—	—	—	281	281	2	283
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	—	1	1,821	—	(1,884)	(62)	62	—
Balance at September 29, 2017	$48,697	$3	$144,547	$(170,068)	$(22,683)	$496	$—	$496
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

1.	Description of Business and Basis of Presentation
Description of Business
Jason Industries, Inc. (“Jason Industries”), including its subsidiaries (collectively, the “Company”), is a global industrial manufacturing company with four reportable segments: finishing, components, seating, and acoustics. The segments have operations within the United States and 13 foreign countries. The Company’s finishing segment focuses on the production of industrial brushes, polishing buffs and compounds and abrasives that are used in a broad range of industrial and infrastructure applications. The components segment is a diversified manufacturer of expanded and perforated metal components, slip resistant surfaces and subassemblies for smart utility meters. The seating segment supplies seating solutions to equipment manufacturers in the motorcycle, lawn and turf care, industrial, agricultural, construction and power sports end markets. The acoustics segment manufactures engineered non-woven, fiber-based acoustical products primarily for the automotive industry.
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
Recently issued accounting standards
Accounting standards adopted in the current fiscal year
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue From Contracts With Customers” (“ASU 2014-09”). ASU 2014-09 outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most previous revenue recognition guidance, including industry-specific guidance. See Note 2, “Net Sales” for further discussion regarding the adoption of this standard.
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
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 provides guidance for the recognition of provisional amounts in the condensed consolidated financial statements as a result of the Tax Reform Act. The guidance allows for a measurement period of up to one year from the December 22, 2017 enactment date to finalize the accounting related to the Tax Reform Act. ASU 2018-05 was effective upon issuance and accordingly, the Company has applied the guidance from this update within its condensed consolidated financial statements. See Note 10, “Income Taxes” for further discussion regarding the Company’s application of this standard.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies certain disclosures on fair value measurements, such as eliminating disclosure requirements for transfers between Level 1 and Level 2 of the fair value hierarchy and an explanation for the transfer between levels and adding new disclosure requirements for Level 3 measurements. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-13 effective June 30, 2018. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements or the related fair value disclosures within the accompanying notes.
Accounting standards to be adopted in future fiscal periods
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes new accounting and disclosure requirements for leases. This standard requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. In 2018, the FASB has issued additional ASUs related to ASU 2016-02, which simplify and provide additional guidance to companies for implementation of the standard. ASU 2016-02 and related guidance are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. This standard must be applied using a modified retrospective approach, which requires recognition and measurement of leases at either the beginning of the earliest period presented or the date of adoption, with certain practical expedients available. The Company intends to adopt the standard on January 1, 2019 and record the initial recognition and measurement of leases as of the adoption date. The Company is currently working on finalizing the inventory of lease contracts, implementing a lease contract accounting system, drafting lease accounting policies and procedures and researching certain technical accounting implications of the new standard, including the election of practical expedients related to the adoption of the new standard, discount rates and embedded lease contracts. The Company is still in the process of quantifying the impact of the standard on its inventory of lease contracts, however, this standard is expected to have a material impact on the condensed consolidated financial statements upon recognition of the lease liability and right-of-use asset for lease contracts which are currently accounted for as operating leases.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 broadens the scope of financial and nonfinancial strategies eligible for hedge accounting and makes certain targeted improvements to simplify the application of hedge accounting guidance. In addition, the standard amends the presentation and disclosure requirements for hedges and is intended to more closely align the hedge accounting guidance with a company’s risk management strategies. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). ASU 2018-14 modifies certain disclosure requirements for pension and other postretirement plans, such as eliminating disclosure requirements to disclose the amounts in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost over the next fiscal year and the impact that a 1% increase or decrease in the medical trend rate would have on the accumulated postretirement benefit obligation. The standard is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. As the scope of ASU 2018-14 is limited to only financial disclosure requirements, the standard will not have an impact on the Company’s condensed consolidated financial statements. The Company is currently assessing the impact that this standard will have on the employee benefit plan disclosures within the notes to condensed consolidated financial statements, as well as the planned timing of adoption.
In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements, as well as the planned timing of adoption.

2.	Net Sales
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
The Company estimates whether it will be subject to variable consideration under the terms of the contract and includes its estimate of variable consideration in the transaction price based on the expected value method when it is deemed probable of being realized based on historical experience and trends. Types of variable consideration may include rebates, discounts, and product returns, among others, which are recorded as a deduction to net sales at the time when control of a performance obligation is transferred to the customer.

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
Performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products transferred to customers at a point in time accounted for more than 99% of net sales for both the three and nine months ended September 28, 2018. The Company recognizes revenue over time for certain production parts with minimum stocking agreements in the finishing business that are highly customized with no alternative use and for which the Company has an enforceable right to payment with a reasonable margin under the terms of the contract based on the output method of goods produced. Revenue from products transferred to customers over time accounted for less than 1% of net sales for both the three and nine months ended September 28, 2018.
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
Revenue Disaggregation
The finishing segment operates principally as a provider of industrial brushes, polishing buffs and compounds, and abrasive products that are used in a broad range of industrial and infrastructure applications.The components segment operates principally as a component Original Equipment Manufacturer (“OEM”) within the rail and general industrial markets. The Company typically sells products within these businesses under purchase orders through both direct to customer and distribution sales channels. The Company generally transfers control and recognizes net sales when the product is shipped to the customer. Within the finishing business, there are certain custom products for customers with minimum stocking agreements for which the Company recognizes net sales over time. Revenue from products transferred to customers over time accounted for less than 1% of finishing net sales for both the three and nine months ended September 28, 2018.
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
The Company disaggregates net sales by geography based on the country of origin of the final sale with the external customer, which in certain cases may be manufactured in other countries at facilities within the Company’s global network. The following table summarizes net sales disaggregated by geography and reportable segment:

	Three Months Ended September 28, 2018
	Finishing	Components	Seating	Acoustics	Total
United States	$16,868	$21,404	$33,495	$28,453	$100,220
Europe	30,749	—	1,114	—	31,863
Mexico	2,453	—	—	9,813	12,266
Other	946	—	—	—	946
Total	$51,016	$21,404	$34,609	$38,266	$145,295

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

	Nine Months Ended September 28, 2018
	Finishing	Components	Seating	Acoustics	Total
United States	$52,649	$68,356	$121,891	$96,297	$339,193
Europe	98,304	—	4,745	—	103,049
Mexico	6,523	—	—	29,236	35,759
Other	2,972	—	—	—	2,972
Total	$160,448	$68,356	$126,636	$125,533	$480,973
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

	Three Months Ended September 28, 2018
	Finishing	Components	Seating	Acoustics	Total
Direct	$27,175	$20,691	$33,071	$38,266	$119,203
Distribution	23,841	713	1,538	—	26,092
Total	$51,016	$21,404	$34,609	$38,266	$145,295

	Nine Months Ended September 28, 2018
	Finishing	Components	Seating	Acoustics	Total
Direct	$87,387	$66,263	$123,153	$125,533	$402,336
Distribution	73,061	2,093	3,483	—	78,637
Total	$160,448	$68,356	$126,636	$125,533	$480,973

3.	Divestiture
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
Through August 30, 2017, the date of closing, Acoustics Europe had net sales of $5.9 million and $22.9 million for the three and nine months ended September 29, 2017, respectively. The Company determined that the divestiture did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and as such, has continued to report the results of Acoustics Europe within continuing operations in the condensed consolidated statements of operations.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

4.	Restructuring Costs
On March 1, 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program (the “2016 program”). The 2016 program, as used herein, refers to costs related to various restructuring activities across business segments. This includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities were ongoing throughout the fiscal years ended 2016 and 2017 and the nine months ended September 28, 2018 and are expected to be completed by the end of 2019.
The following table presents the restructuring costs recognized by the Company under the 2016 program by reportable segment. The other costs incurred under the 2016 program for the nine months ended September 28, 2018 primarily include charges related to the consolidation of two U.S. plants within the components segment and the consolidation of two U.S. plants within the acoustics segment, partially offset by a reduction in expense as a result of the statute of limitations expiring on unasserted employment matter claims in Brazil within the finishing segment. The other costs incurred under the 2016 program for the nine months ended September 29, 2017 primarily include charges related to the consolidation of two U.S. plants within the components segment, exit costs related to the wind down of the finishing segment’s facility in Brazil and the consolidation of two U.S. plants within the finishing segment. Based on the announced restructuring actions to date, the Company expects to incur a total of approximately $15.3 million under the 2016 program. Restructuring costs are presented separately on the condensed consolidated statements of operations.

2016 Program	Finishing	Components	Seating	Acoustics	Corporate	Total
Restructuring charges - three months ended September 28, 2018:
Severance costs	$(7)	$48	$33	$34	$—	$108
Lease termination costs	(25)	—	—	—	—	(25)
Other costs	219	—	30	853	—	1,102
Total	$187	$48	$63	$887	$—	$1,185

Restructuring charges - nine months ended September 28, 2018:
Severance costs	$12	$212	$177	$138	$—	$539
Lease termination costs	10	—	—	—	—	10
Other costs	94	710	30	1,868	—	2,702
Total	$116	$922	$207	$2,006	$—	$3,251

Restructuring charges - three months ended September 29, 2017:
Severance costs	$384	$58	$—	$3	$—	$445
Lease termination costs	(20)	—	—	61	—	41
Other costs	563	715	—	8	—	1,286
Total	$927	$773	$—	$72	$—	$1,772

Restructuring charges - nine months ended September 29, 2017:
Severance costs	$645	$58	$(17)	$31	$(9)	$708
Lease termination costs	5	—	—	172	—	177
Other costs	785	1,189	—	137	—	2,111
Total	$1,435	$1,247	$(17)	$340	$(9)	$2,996

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table presents the cumulative restructuring costs recognized by the Company under the 2016 program by reportable segment. The 2016 program began in the first quarter of 2016 and as such, the cumulative restructuring charges represent the cumulative charges incurred since the inception of the 2016 program through September 28, 2018.

2016 Program	Finishing	Components	Seating	Acoustics	Corporate	Total
Cumulative restructuring charges - period ended September 28, 2018:
Severance costs	$4,477	$648	$236	$1,077	$588	$7,026
Lease termination costs	442	—	—	172	—	614
Other costs	2,332	2,500	30	2,247	—	7,109
Total	$7,251	$3,148	$266	$3,496	$588	$14,749

The following table represents the restructuring liabilities:

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2017	$907	$76	$1,079	$2,062
Current period restructuring charges	539	10	2,702	3,251
Cash payments	(954)	(70)	(3,268)	(4,292)
Foreign currency translation adjustments	(33)	(2)	(43)	(78)
Balance - September 28, 2018	$459	$14	$470	$943

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2016	$1,281	$333	$1,085	$2,699
Current period restructuring charges	708	177	2,111	2,996
Cash payments	(1,180)	(483)	(2,381)	(4,044)
Foreign currency translations adjustments	40	10	18	68
Balance - September 29, 2017	$849	$37	$833	$1,719
At September 28, 2018 and December 31, 2017, the restructuring liabilities were classified as other current liabilities on the condensed consolidated balance sheets. At September 28, 2018 the accrual for other costs primarily relates to the consolidation of two U.S. plants within the acoustics segment. At December 31, 2017, the accrual for other costs primarily relates to a loss contingency for certain employment matter claims within the finishing segment.

5.	Inventories
Inventories consisted of the following:

	September 28, 2018	December 31, 2017
Raw material	$33,251	$35,925
Work-in-process	4,278	4,375
Finished goods	27,944	30,519
Total inventories	$65,473	$70,819

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

6.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, all of which is within the Company’s finishing segment, were as follows:

Balance as of December 31, 2017	$45,142
Foreign currency impact	(732)
Balance as of September 28, 2018	$44,410
The Company’s other intangible assets - net consisted of the following:

	September 28, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,020	$(931)	$1,089	$1,985	$(671)	$1,314
Customer relationships	109,677	(32,705)	76,972	110,210	(24,775)	85,435
Trademarks and other intangibles	57,039	(15,454)	41,585	57,373	(12,623)	44,750
Total other intangible assets - net	$168,736	$(49,090)	$119,646	$169,568	$(38,069)	$131,499

7.	Debt and Hedging Instruments
The Company’s debt consisted of the following:

	September 28, 2018	December 31, 2017
First Lien Term Loans	$293,315	$298,018
Second Lien Term Loans	89,887	90,007
Debt discount on Term Loans	(2,898)	(3,602)
Deferred financing costs on Term Loans	(4,426)	(5,586)
Foreign debt	19,349	21,795
Capital lease obligations	618	840
Total debt	395,845	401,472
Less: Current portion	(6,634)	(9,704)
Total long-term debt	$389,211	$391,768
Senior Secured Credit Facilities
As of September 28, 2018, the Company’s U.S. credit facility (the “Senior Secured Credit Facilities”) included (i) term loans in an aggregate principal amount of $310.0 million (“First Lien Term Loans”) maturing June 30, 2021, of which $293.3 million is outstanding, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing June 30, 2022, of which $89.9 million is outstanding, and (iii) a revolving loan of up to $34.3 million (“Revolving Credit Facility”) maturing June 30, 2020. During the second quarter of 2018, the Company amended its Revolving Credit Facility to extend the maturity date to June 30, 2020. The amendment reduced the borrowing capacity from $40.0 million to $34.3 million until June 30, 2019, and thereafter, $30.0 million until June 30, 2020. In connection with the amendment, the Company paid deferred financing costs of $0.6 million which have been recorded within other assets - net within the condensed consolidated balance sheets.
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
At September 28, 2018, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 6.9% and 10.4%, respectively. At September 28, 2018, the Company had a total of $28.6 million of availability for additional borrowings under the Revolving Credit Facility since the Company had no outstanding borrowings and letters of credit outstanding of $5.7 million, which reduce availability under the facility.
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
During the three months ended September 29, 2017, the Company repurchased $12.0 million of Second Lien Term Loans for $10.7 million. In connection with the repurchase, the Company wrote off $0.2 million of previously unamortized debt discount and $0.3 million of previously unamortized deferred financing costs, which were recorded as a reduction to the gain on extinguishment of debt. The transactions resulted in a net gain of $0.8 million which has been recorded within the condensed consolidated statements of operations.
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
Foreign debt
The Company has the following foreign debt obligations, including various overdraft facilities and term loans:

	September 28, 2018	December 31, 2017
Germany	$16,454	$18,003
Mexico	2,286	3,179
India	536	599
Other	73	14
Total foreign debt	$19,349	$21,795
These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.1 million to $9.8 million and $0.1 million to $11.2 million as of September 28, 2018 and December 31, 2017, respectively. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and/or maximum leverage ratio, among others. The Company was in compliance with these covenants as of September 28, 2018.
The foreign debt obligations in Germany primarily relate to term loans of $15.8 million at September 28, 2018 and $18.0 million at December 31, 2017. The German borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

At September 29, 2017, the Company recorded $2.4 million of cash received from the sale of Acoustics Europe and held in Germany as restricted cash within other assets - net on the condensed consolidated balance sheets due to certain restrictions within our foreign debt agreements. In the fourth quarter of 2017, the Company utilized the $2.4 million of restricted cash to retire debt in Germany. At September 28, 2018 and December 31, 2017, the Company had no restricted cash on the condensed consolidated balance sheets.
Interest Rate Hedge Contracts
The Company is exposed to certain financial risks relating to fluctuations in interest rates. To manage exposure to such fluctuations, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at both September 28, 2018 and December 31, 2017. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the nine months ended September 28, 2018 and September 29, 2017, the Company recognized $0.1 million of interest income and $1.5 million of interest expense, respectively, related to the Swaps. Based on current interest rates, the Company expects to recognize interest income of $0.7 million related to the Swaps in the next 12 months.
The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was $3.0 million at September 28, 2018 and $0.1 million at December 31, 2017, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	September 28, 2018	December 31, 2017
Interest rate swaps:
Recorded in other current assets	$1,375	$—
Recorded in other assets - net	1,615	537
Recorded in other current liabilities	—	(458)
Total net asset derivatives designated as hedging instruments	$2,990	$79

8.	Share-Based Compensation
In 2014, the Company’s Board of Directors approved 3,473,435 shares of common stock to be reserved and authorized for issuance under the 2014 Omnibus Incentive Plan (the “2014 Plan”) to certain executive officers, senior management employees, and members of the Board of Directors. On February 27, 2018, the Company’s Board of Directors unanimously approved an amendment to the 2014 Plan to increase the number of authorized shares of common stock by 4,000,000 shares. At September 28, 2018, there were 2,236,714 shares of common stock that remained authorized and available for future grants.
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
The Company recognized the following share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Restricted stock units	$834	$132	$1,402	$796
Adjusted EBITDA vesting awards	110	99	326	99
Stock price vesting awards	—	—	—	9
Total share-based compensation expense	$944	$231	$1,728	$904

Total income tax benefit recognized	$234	$88	$428	$345
As of September 28, 2018, total unrecognized compensation cost related to share-based compensation awards was approximately $6.5 million, which the Company expects to recognize over a weighted average period of approximately 2.2 years.
The following table sets forth the restricted and performance share unit activity:

			Performance Share Units
	Restricted Stock Units		Adjusted EBITDA Vesting Awards		ROIC Vesting Awards
	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2017	1,033	$2.84	908	$1.30	410	$3.70
Granted	2,141	2.95	—	—	—	—
Issued	(36)	3.72	—	—	—	—
Forfeited	(13)	3.02	—	—	(12)	3.46
Outstanding at September 28, 2018	3,125	$2.90	908	$1.30	398	$3.71
Restricted Stock Units
As of September 28, 2018, there was $5.8 million of unrecognized share-based compensation expense related to 2,837,044 RSU awards, with a weighted-average grant date fair value of $2.65, that are expected to vest over a weighted-average period of 2.2 years. Included within the 3,125,498 RSU awards outstanding as of September 28, 2018 are 288,454 RSU awards for members of our Board of Directors which have vested and issuance of the shares has been deferred, with a weighted-average grant date fair value of $5.41.
In connection with the vesting of RSUs previously granted by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the nine months ended September 28, 2018 and September 29, 2017, there were 2,837 and 25,532 shares, respectively, withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ (deficit) equity.
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
Compensation expense of the Adjusted EBITDA based performance share unit awards is currently being recognized related to an estimated payout of 100% of target, or 907,505 shares. As of September 28, 2018, there was $0.7 million of unrecognized compensation expense related to cumulative Adjusted EBITDA based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 1.5 years.
ROIC Vesting Awards
During the fourth quarter of 2016, the Company lowered its estimated vesting of ROIC (return on invested capital) based performance share unit awards with a three year measurement period ending on December 31, 2018 from 100% of target, or 265,068 shares, to an estimated payout of 0% of target or 0 shares. As of September 28, 2018, there was no unrecognized compensation expense related to ROIC based vesting performance share unit awards expected to be recognized in subsequent periods.

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
The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the anti-dilutive shares are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net loss per share attributable to Jason Industries common shareholders
Basic and diluted loss per share	$(0.23)	$(0.10)	$(0.37)	$(0.37)

Numerator:
Net loss available to common shareholders of Jason Industries	$(6,293)	$(2,556)	$(10,192)	$(9,645)

Denominator:
Basic and diluted weighted-average shares outstanding	27,683	26,241	27,565	26,023

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock(1)	13,994	13,994	13,994	13,994
Conversion of Series A 8% Perpetual Convertible Preferred (2)	3,212	3,889	3,222	3,815
Conversion of JPHI rollover shares convertible to Jason Industries common stock (3)	—	—	—	79
Restricted stock units	3,119	1,041	2,052	712
Performance share units	1,305	1,343	1,309	1,395
Total	21,630	20,267	20,577	19,995

(1)	Each outstanding warrant entitles the holder to purchase one share of the Company’s common stock at a price of $12.00 per share. The warrants expire on June 30, 2019.

(2)
Includes the impact of 778 additional Series A Preferred Stock shares from a stock dividend declared on July 30, 2018 to be paid in additional shares of Series A Preferred Stock on October 1, 2018. The Company included the preferred stock within the condensed consolidated balance sheets as of the declaration date. Conversion is presented at the voluntary conversion ratio of approximately 81.18 common shares for each preferred share.

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
In March 2018, the FASB issued ASU 2018-05 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has made a reasonable estimate of the financial statement impact as of September 28, 2018 and has recognized the provisional tax impacts related to deemed repatriated earnings and included these amounts in its condensed consolidated financial statements for both the three and nine months ended September 28, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed within the one year measurement period as allowed by ASU 2018-05.
The effective tax rate was (11.1)% and 50.0% for the three months ended September 28, 2018 and September 29, 2017, respectively. The effective tax rate was (9.3)% and 17.4% for the nine months ended September 28, 2018 and September 29, 2017, respectively. The effective income tax rate for both 2018 and 2017 reflects the amount of taxable income or loss at the U.S. Federal statutory rate, taxable earnings or losses derived in foreign jurisdictions with tax rates that differ from the U.S. Federal statutory rate, and discrete items. The net discrete tax benefit was $0.3 million and $0.8 million for the three and nine months ended September 28, 2018, respectively. The net discrete provision was $0.6 million and $0 million for the three and nine months ended September 29, 2017, respectively.
The amount of gross unrecognized tax benefits was $1.9 million as of September 28, 2018 and December 31, 2017, all of which would reduce the Company’s effective tax rate if recognized.
During the next twelve months, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits could stay the same. The Company recognizes interest and penalties related to tax matters in its tax provision. The Company has an immaterial amount of accrued interest and penalties that were recognized as a component of the income tax provision as of September 28, 2018 and December 31, 2017.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

During the fourth quarter of 2017, the Company changed its assertion regarding the permanent reinvestment of earnings of its wholly-owned non U.S. subsidiaries. This change in assertion was triggered by the anticipated future impact of changes arising from the enactment of the Tax Reform Act, including the interest expense deduction limitation and significant reduction in the U.S. taxation of earnings repatriated from the Company’s foreign subsidiaries. As of September 28, 2018, the Company has recognized a deferred tax liability of $1.5 million on the undistributed earnings of its wholly-owned foreign subsidiaries. This amount is considered provisional pursuant to ASU 2018-05. The Company continues to evaluate the impact of the Tax Reform Act on its undistributed foreign earnings and profits.

11.	Shareholders’ (Deficit) Equity
The changes in the components of accumulated other comprehensive loss, net of taxes, for the nine months ended September 28, 2018 and September 29, 2017 were as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains on cash flow hedges	Total
Balance at December 31, 2017	$(1,517)	$(18,596)	$51	$(20,062)
Cumulative impact of accounting changes	(137)	—	11	(126)
Other comprehensive (loss) income before reclassifications	—	(3,473)	2,237	(1,236)
Amounts reclassified from accumulated other comprehensive loss	13	—	(42)	(29)
Balance at September 28, 2018	$(1,641)	$(22,069)	$2,257	$(21,453)

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains (losses) on cash flow hedges	Total
Balance at December 31, 2016	$(1,777)	$(27,404)	$(1,191)	$(30,372)
Other comprehensive income (loss) before reclassifications	—	10,135	(633)	9,502
Amounts reclassified from accumulated other comprehensive loss	45	(888)	914	71
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	(113)	(1,698)	(73)	(1,884)
Balance at September 29, 2017	$(1,845)	$(19,855)	$(983)	$(22,683)
Series A Preferred Stock Dividends
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the nine months ended September 28, 2018:

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2018	November 15, 2017	$20.00	$974	968
April 1, 2018	February 15, 2018	$20.00	$751	748
July 1, 2018	May 15, 2018	$20.00	$766	763
On July 30, 2018, the Company declared a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on October 1, 2018 to holders of record on August 15, 2018. As of September 28, 2018, the Company has recorded the 778 additional Series A Preferred Stock shares declared for the dividend of $0.8 million within preferred stock in the condensed consolidated balance sheets.
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
Net sales information relating to the Company’s reportable segments was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Finishing	$51,016	$51,065	$160,448	$150,298
Components	21,404	19,945	68,356	62,775
Seating	34,609	32,963	126,636	125,257
Acoustics	38,266	51,457	125,533	164,770
Net Sales	$145,295	$155,430	$480,973	$503,100
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated loss before taxes:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Segment Adjusted EBITDA
Finishing	$7,579	$7,503	$23,815	$21,894
Components	2,563	2,445	9,196	7,616
Seating	3,588	2,621	16,391	14,048
Acoustics	4,465	6,640	16,287	21,344
Total segment Adjusted EBITDA	$18,195	$19,209	$65,689	$64,902
Interest expense	(234)	(367)	(725)	(1,073)
Depreciation and amortization	(9,694)	(9,660)	(31,337)	(28,982)
Gain (loss) on disposal of property, plant and equipment - net	91	639	(154)	904
Loss on divestiture	—	(842)	—	(8,730)
Restructuring	(1,185)	(1,772)	(3,251)	(3,005)
Integration and other restructuring costs	—	—	(1,068)	—
Total segment income before income taxes	7,173	7,207	29,154	24,016
Corporate general and administrative expenses	(2,965)	(3,073)	(9,382)	(9,625)
Corporate interest expense	(8,114)	(7,836)	(24,053)	(23,891)
Corporate gain on extinguishment of debt	—	819	—	2,383
Corporate depreciation	(110)	(89)	(320)	(257)
Corporate restructuring	—	—	—	9
Corporate share-based compensation	(944)	(231)	(1,728)	(904)
Loss before income taxes	$(4,960)	$(3,203)	$(6,329)	$(8,269)
Assets held by reportable segments were as follows:

	September 28, 2018	December 31, 2017
Finishing	$242,477	$241,776
Components	62,506	72,724
Seating	95,759	99,155
Acoustics	138,830	145,490
Total segments	539,572	559,145
Corporate and eliminations	(13,030)	(12,822)
Consolidated total assets	$526,542	$546,323

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

13.	Fair Value Measurements
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
The carrying amounts within the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $401.1 million at September 28, 2018 and $398.4 million at December 31, 2017. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.
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
Litigation Matters
In the third quarter of 2016, the Company received notification of certain employment matter claims filed in Brazil related to hiring practices within the Company’s finishing division. As of September 28, 2018, the Company has successfully investigated and defended all filed claims and has gathered additional information to assess the total potential exposure related to this matter, including the potential of additional claims. In the opinion of management, the resolution of this contingency will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
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
Environmental Matters
At September 28, 2018 and December 31, 2017, the Company held reserves of $1.0 million for environmental matters at one location. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

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
Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2018, the Company’s fiscal quarters are comprised of the three months ended March 30, June 29, September 28, and December 31. In 2017, the Company’s fiscal quarters were comprised of the three months ended March 31, June 30, September 29, and December 31. Throughout this MD&A, we refer to the period from June 30, 2018 through September 28, 2018 as the “third quarter of 2018” or the “third quarter ended September 28, 2018”. Similarly, we refer to the period from July 1, 2017 through September 29, 2017 as the “third quarter of 2017” or the “third quarter ended September 29, 2017”.
Overview
Jason Industries is a global industrial manufacturing company with significant market share positions in each of its four segments: finishing, components, seating and acoustics. The Company provides critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through its global network of 29 manufacturing facilities and 15 sales offices, warehouses and joint venture facilities throughout the United States and 13 foreign countries. The Company has embedded relationships with long standing customers, superior scale and resources, and specialized capabilities to design and manufacture specialized products on which our customers rely.
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
During the nine months ended September 28, 2018 and September 29, 2017, approximately 29% and 32%, respectively, of the Company’s sales were derived from customers outside the United States. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations (in thousands) (unaudited):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net sales	$145,295	$155,430	$480,973	$503,100
Cost of goods sold	116,818	123,457	379,702	400,874
Gross profit	28,477	31,973	101,271	102,226
Selling and administrative expenses	24,514	26,170	80,926	78,068
(Gain) loss on disposals of property, plant and equipment - net	(91)	(639)	154	(904)
Restructuring	1,185	1,772	3,251	2,996
Operating income	2,869	4,670	16,940	22,066
Interest expense	(8,348)	(8,203)	(24,778)	(24,964)
Gain on extinguishment of debt	—	819	—	2,383
Equity income	468	295	903	715
Loss on divestiture	—	(842)	—	(8,730)
Other income - net	51	58	606	261
Loss before income taxes	(4,960)	(3,203)	(6,329)	(8,269)
Tax provision (benefit)	552	(1,602)	589	(1,438)
Net loss	$(5,512)	$(1,601)	$(6,918)	$(6,831)
Less net gain attributable to noncontrolling interests	—	—	—	5
Net loss attributable to Jason Industries	$(5,512)	$(1,601)	$(6,918)	$(6,836)
Redemption premium and accretion of dividends on preferred stock	781	955	3,274	2,809
Net loss available to common shareholders of Jason Industries	$(6,293)	$(2,556)	$(10,192)	$(9,645)

Total other comprehensive (loss) income	$(690)	$2,592	$(1,265)	$9,611
Other financial data: (1)

	Three Months Ended		Increase/(Decrease)
(in thousands, except percentages)	September 28, 2018	September 29, 2017	$	%
Consolidated
Net sales	$145,295	$155,430	$(10,135)	(6.5)%
Net loss	(5,512)	(1,601)	3,911	244.3
Net loss as a % of net sales	3.8%	1.0%	280 bps
Adjusted EBITDA	15,230	16,136	(906)	(5.6)
Adjusted EBITDA % of net sales	10.5%	10.4%	10 bps

	Nine Months Ended		Increase/(Decrease)
(in thousands, except percentages)	September 28, 2018	September 29, 2017	$	%
Consolidated
Net sales	$480,973	$503,100	$(22,127)	(4.4)%
Net loss	(6,918)	(6,831)	87	1.3
Net loss as a % of net sales	1.4%	1.4%	—
Adjusted EBITDA	56,307	55,277	1,030	1.9
Adjusted EBITDA % of net sales	11.7%	11.0%	70 bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for a reconciliation of Adjusted EBITDA to net loss.

The Three and Nine Months Ended September 28, 2018 Compared with the Three and Nine Months Ended September 29, 2017
Net sales. Net sales were $145.3 million for the three months ended September 28, 2018, a decrease of $10.1 million, or 6.5%, compared with $155.4 million for the three months ended September 29, 2017, reflecting decreased net sales in the acoustics segment of $13.2 million, partially offset by increased net sales in the seating segment of $1.6 million and the components segment of $1.5 million. The decrease of $13.2 million in the acoustics segment was partially due to a $5.9 million decrease related to the sale of the Acoustics Europe business on August 30, 2017. See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on net sales for each segment.
Net sales were $481.0 million for the nine months ended September 28, 2018, a decrease of $22.1 million, or 4.4%, compared with $503.1 million for the nine months ended September 29, 2017, reflecting decreased net sales in the acoustics segment of $39.2 million, partially offset by increased net sales in the finishing segment of $10.2 million, the components segment of $5.6 million and the seating segment of $1.4 million. The decrease of $39.2 million in the acoustics segment was partially due to a $22.9 million decrease related to the sale of the Acoustics Europe business on August 30, 2017. See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on net sales for each segment.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $0.6 million on consolidated net sales during the three months ended September 28, 2018 compared with 2017, negatively impacting the finishing segment’s net sales by $0.6 million. This was due principally to the net strengthening of the U.S. dollar against the Euro in the three months ended September 28, 2018 compared to the three months ended September 29, 2017. Changes in foreign currency exchange rates compared with the U.S. dollar had a net positive impact of $6.5 million on consolidated net sales during the nine months ended September 28, 2018 compared with 2017, positively impacting the finishing and seating segments’ net sales by $5.9 million and $0.6 million, respectively. This was due principally to the net weakening of the U.S. dollar against the Euro in the first nine months of 2018 compared to the first nine months of 2017.
Cost of goods sold. Cost of goods sold was $116.8 million for the three months ended September 28, 2018, compared with $123.5 million for the three months ended September 29, 2017. The decrease in cost of goods sold was primarily due to lower manufacturing costs in the acoustics segment due to the sale of the Acoustics Europe business of $4.7 million, lower organic net sales volumes in the acoustics segment, lower labor and material usage costs in the acoustics and seating segments as a result of operational efficiencies and a $0.5 million decrease related to foreign currency exchange rates. The decrease was partially offset by increased cost of goods sold related to higher organic net sales volume in the seating segment, raw material inflation in the acoustics, components and finishing segments and higher freight costs across all the segments.
Cost of goods sold was $379.7 million for the nine months ended September 28, 2018, compared with $400.9 million for the nine months ended September 29, 2017. The decrease in cost of goods sold was primarily due to lower manufacturing costs in the acoustics segment due to the sale of the Acoustics Europe business of $19.0 million, lower organic net sales volumes in the acoustics segment, lower labor and material usage costs in the acoustics and seating segments as a result of operational efficiencies, lower workers compensation costs as a result of lower claim experience and reduced costs resulting from the Company’s global cost reduction and restructuring program. The decrease was partially offset by increased cost of goods sold related to higher net sales volume in the finishing and components segments, a $4.7 million increase related to foreign currency exchange rates, raw material inflation and higher freight costs across all segments and a force majeure incident at a supplier in the seating segment that resulted in incremental costs to maintain production. The reduced costs resulting from the Company’s global cost reduction and restructuring program were due to lower manufacturing costs in the finishing segment as a result of the closure of the Richmond, Virginia facility in the finishing segment, closure of the Richmond, Indiana facility in the acoustics segment and the wind down of a facility in Brazil.
Gross profit. For the reasons described above, gross profit was $28.5 million for the three months ended September 28, 2018, compared with $32.0 million for the three months ended September 29, 2017 and $101.3 million for the nine months ended September 28, 2018, compared with $102.2 million for the nine months ended September 29, 2017.
Selling and administrative expenses. Selling and administrative expenses were $24.5 million for the three months ended September 28, 2018, compared with $26.2 million for the three months ended September 29, 2017, a decrease of $1.7 million. The decrease is primarily due to reduced selling and administrative expenses in the acoustics segment due to the divestiture of the Acoustics Europe business of $0.6 million and decreased incentive compensation due to lower attainment percentages on lower operating results. The decrease was partially offset by an increase in share-based compensation expense of $0.7 million due to restricted stock units granted in May 2018.
Selling and administrative expenses were $80.9 million for the nine months ended September 28, 2018 compared with $78.1 million for the nine months ended September 29, 2017, an increase of $2.9 million. The increase is primarily due to the acceleration of amortization expense of $2.3 million on intangible assets in the components segment related to the exit from non-core product lines for smart utility meter subassemblies in 2018, higher headcount due to additional selling personnel in 2018 in the finishing segment, increased share-based compensation expense of $0.8 million and a $1.4 million increase related to foreign currency exchange rates. The increase was partially offset by reduced selling and administrative expenses in the acoustics segment due to the divestiture of the Acoustics Europe business of $2.5 million.
(Gain) loss on disposals of property, plant and equipment - net. Gain on disposals of property, plant and equipment - net for the three months ended September 28, 2018 was $0.1 million compared to $0.6 million for the three months ended September 29, 2017. Loss on disposals of property, plant and equipment - net for the nine months ended September 28, 2018 was $0.2 million compared to a gain of $0.9 million for the nine months ended September 29, 2017. The loss on disposals of property, plant and equipment - net for the nine months ended September 28, 2018 includes a loss of $0.2 million from the disposition of equipment in connection with the consolidation of two U.S. facilities in the components segment. The gain on disposals of property, plant and equipment - net for both the three and nine months ended September 29, 2017 includes a gain of $0.5 million on the sale of a building related to the closure of the finishing segment’s Richmond, Virginia facility. In addition, gain on disposals of property, plant and equipment - net for the nine months ended September 29, 2017 includes a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility.
Restructuring. Restructuring costs were $1.2 million for the three months ended September 28, 2018 compared with $1.8 million for the three months ended September 29, 2017. Restructuring costs were $3.3 million for the nine months ended September 28, 2018 compared with $3.0 million for the nine months ended September 29, 2017. For both periods, such costs primarily relate to actions resulting from the global cost reduction and restructuring program announced on March 1, 2016. During 2018, such costs were primarily move costs related to the consolidation of two U.S. facilities in the components segment, the closure of a U.S. facility in the acoustics segment, the closure of a U.S. facility in the finishing segment and the planned closure of a U.K. facility in the seating segment, partially offset by a reduction in expense as a result of the statute of limitations expiring on certain unasserted employment matter claims in Brazil that were reserved within the finishing segment. During 2017, such costs were primarily severance and move costs related to the consolidation of two U.S. facilities in the components segment, the wind down of a facility in Brazil in the finishing segment and the closure of a U.S. facility in the finishing segment.
Interest expense. Interest expense was $8.3 million for the three months ended September 28, 2018 compared with $8.2 million for the three months ended September 29, 2017. The increase in interest expense primarily relates to higher interest rates for the three months ended September 28, 2018 as compared to the three months ended September 29, 2017, partially offset by the decrease in outstanding long-term debt balances. The effective interest rate on the Company’s total outstanding indebtedness for the three months ended September 28, 2018 was 8.2% as compared to 7.7% for the three months ended September 29, 2017.
Interest expense was $24.8 million for the nine months ended September 28, 2018 compared with $25.0 million for the nine months ended September 29, 2017. The decrease in interest expense primarily relates to a decrease in long-term debt balances during the past twelve months due to required principal payments and repurchases of the Second Lien Term Loans, partially offset by higher interest rates for the nine months ended September 28, 2018 as compared to the nine months ended September 29, 2017. The effective interest rate on the Company’s total outstanding indebtedness for the nine months ended September 28, 2018 was 8.1% as compared to 7.7% for the nine months ended September 29, 2017.
See “Senior Secured Credit Facilities” in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
Gain on extinguishment of debt. Gain on extinguishment of debt was $0.8 million and $2.4 million for the three and nine months ended September 29, 2017, respectively. The gain on extinguishment of debt in 2017 relates to the repurchase of $8.0 million of Second Lien Term Loan debt in the second quarter of 2017 for $6.1 million and the repurchase of $12.0 million of Second Lien Term Loan debt in the third quarter of 2017 for $10.7 million, partially offset by a $0.4 million write-off of previously unamortized debt discount and a $0.4 million write-off of deferred financing costs on the Term Loans related to the extinguishments in the second and third quarters of 2017.
See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
Equity income. Equity income was $0.5 million for the three months ended September 28, 2018 and $0.3 million for the three months ended September 29, 2017. Equity income was $0.9 million for the nine months ended September 28, 2018 and $0.7 million for the nine months ended September 29, 2017.
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
See Note 3, “Divestiture” in the notes to the condensed consolidated financial statements for further information.
Other income - net. Other income - net was $0.1 million for both the three months ended September 28, 2018 and September 29, 2017. Other income was $0.6 million for the nine months ended September 28, 2018 and $0.3 million for the nine months ended September 29, 2017. Other income for the nine months ended September 28, 2018 includes $0.4 million of legal settlement income related to proceeds from a supplier claim in the seating segment associated with periods prior to the Company’s go public business combination.
Loss before income taxes. For the reasons described above, loss before income taxes was $5.0 million for the three months ended September 28, 2018, compared with $3.2 million for the three months ended September 29, 2017. Loss before income taxes was $6.3 million for the nine months ended September 28, 2018 compared with $8.3 million for the nine months ended September 29, 2017.
Tax provision (benefit). The tax provision was $0.6 million for the three months ended September 28, 2018, compared with a tax benefit of $1.6 million for the three months ended September 29, 2017. The tax provision was $0.6 million for the nine months ended September 28, 2018 compared with a tax benefit of $1.4 million for the nine months ended September 29, 2017. The effective tax rate for the three months ended September 28, 2018 was (11.1)%, compared with 50.0% for the three months ended September 29, 2017. The effective tax rate was (9.3)% for the nine months ended September 28, 2018 compared with 17.4% for the nine months ended September 29, 2017. The net discrete tax benefit was $0.3 million and $0.8 million for the three and nine months ended September 28, 2018, respectively. The net discrete tax provision was $0.6 million and $0 million for the three and nine months ended September 29, 2017, respectively.
The Company’s tax provision (benefit) is impacted by a number of factors, including, among others, new provisions included in the Tax Reform Act, the amount of taxable earnings or losses at the U.S. federal statutory rate, the amount of taxable earnings or losses derived in foreign jurisdictions with tax rates that differ from the U.S. federal statutory rate, permanent items, state tax rates, the ability to utilize foreign net operating loss carry forwards and adjustments to valuation allowances. The effective tax rate for the three and nine months ended September 28, 2018 was impacted by the levels of U.S. and foreign pre-tax losses and earnings, respectively, pre-tax losses in foreign jurisdictions for which no tax benefit was recognized, U.S. interest disallowance and the new GILTI tax provisions.
Net loss. For the reasons described above, net loss was $5.5 million for the three months ended September 28, 2018, compared with $1.6 million for the three months ended September 29, 2017. Net loss was $6.9 million for the nine months ended September 28, 2018 compared with $6.8 million for the nine months ended September 29, 2017.
Other comprehensive (loss) income. Other comprehensive loss was $0.7 million for the three months ended September 28, 2018 compared with other comprehensive income of $2.6 million for the three months ended September 29, 2017. Other comprehensive loss was $1.3 million for the nine months ended September 28, 2018 compared with other comprehensive income of $9.6 million for the nine months ended September 29, 2017. For the nine months ended September 28, 2018, the decreases were driven by less favorable foreign currency translation adjustments in 2018 compared to 2017, partially offset by the change in unrealized gains on cash flow hedges.
Other comprehensive income for unrealized gains on cash flow hedges was $0.2 million for the three months ended September 28, 2018 compared with $0.3 million for the three months ended September 29, 2017. Other comprehensive income for unrealized gains on cash flow hedges was $2.2 million for the nine months ended September 28, 2018 compared with $0.3 million for the nine months ended September 29, 2017. The net change in unrealized gains on cash flow hedges is based on the changes in current interest rates and market expectations of the timing and amount of future interest rate changes. For both the three and nine months ended September 28, 2018, the fair value of the hedging instruments increased, based on actual and future expectations for interest rate increases.
Other comprehensive loss for foreign currency translation adjustments was $0.9 million for the three months ended September 28, 2018 compared with other comprehensive income for foreign currency translation adjustments of $2.3 million for the three months ended September 29, 2017. Other comprehensive loss for foreign currency translation adjustments was $3.5 million for the nine months ended September 28, 2018 compared with other comprehensive income for foreign currency translation adjustments of $9.3 million for the nine months ended September 29, 2017. Foreign currency translation adjustments are based on fluctuations in the value of foreign currencies (primarily the Euro) against the U.S. Dollar each period.
Adjusted EBITDA. Adjusted EBITDA was $15.2 million, or 10.5% of net sales for the three months ended September 28, 2018, compared with $16.1 million, or 10.4% of net sales for the three months ended September 29, 2017, a decrease of $0.9 million, or 5.6%. The decrease reflects lower Adjusted EBITDA in the acoustics segment of $2.2 million, partially offset by increased Adjusted EBITDA in the seating segment of $1.0 million, the finishing segment of $0.1 million, the components segment of $0.1 million and lower corporate expenses of $0.1 million. The change in Adjusted EBITDA in the acoustics segment includes a $0.6 million decrease from the sale of the Acoustics Europe business.
Adjusted EBITDA was $56.3 million, or 11.7% of net sales for the nine months ended September 28, 2018, compared with $55.3 million, or 11.0%, of net sales for the nine months ended September 29, 2017, an increase of $1.0 million, or 1.9%. The increase reflects higher Adjusted EBITDA in the seating segment of $2.3 million, the finishing segment of $1.9 million, the components segment of $1.6 million and lower corporate expenses of $0.2 million, partially offset by decreased Adjusted EBITDA in the acoustics segment of $5.1 million. The change in Adjusted EBITDA in the acoustics segment includes a $2.1 million decrease from the sale of the Acoustics Europe business.
See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on Adjusted EBITDA for each segment.
Changes in foreign currency exchange rates compared with the U.S. dollar had a negative impact of $0.1 million on consolidated Adjusted EBITDA during the three months ended September 28, 2018 compared to the three months ended September 29, 2017, negatively impacting the finishing segment’s Adjusted EBITDA by $0.1 million. During the nine months ended September 28, 2018, changes in foreign currency exchange rates had a positive impact of $0.8 million on consolidated Adjusted EBITDA compared to the nine months ended September 29, 2017, positively impacting the finishing and seating segments’ Adjusted EBITDA by $0.7 million and $0.1 million, respectively.
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
The Senior Secured Credit Facilities (defined in Note 7, “Debt and Hedging Instruments”, and below) definition of EBITDA excludes income of partially owned affiliates, unless such earnings have been received in cash.

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net loss	$(5,512)	$(1,601)	$(6,918)	$(6,831)
Interest expense	8,348	8,203	24,778	24,964
Tax provision (benefit)	552	(1,602)	589	(1,438)
Depreciation and amortization	9,804	9,749	31,657	29,239
EBITDA	13,192	14,749	50,106	45,934
Adjustments:
Restructuring(1)	1,185	1,772	3,251	2,996
Integration and other restructuring costs(2)	—	—	1,068	—
Share-based compensation(3)	944	231	1,728	904
(Gain) loss on disposals of property, plant and equipment - net(4)	(91)	(639)	154	(904)
Gain on extinguishment of debt(5)	—	(819)	—	(2,383)
Loss on divestiture(6)	—	842	—	8,730
Total adjustments	2,038	1,387	6,201	9,343
Adjusted EBITDA	$15,230	$16,136	$56,307	$55,277

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

(2)
During the nine months ended September 28, 2018, integration and other restructuring costs of $1.5 million were incurred associated with a force majeure incident at a supplier in the seating segment that resulted in incremental costs, net of insurance recoveries, to maintain production and are expected to be recovered through insurance pending finalization of claims in future periods. The integration and other restructuring costs were partially offset in the nine months ended September 28, 2018 by $0.4 million of legal settlement income related to proceeds from a supplier claim in the seating segment associated with periods prior to the Company’s go public business combination. Such costs are not included in restructuring for GAAP purposes.

(3)
Represents share-based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan. See Note 8, “Share-Based Compensation” of the accompanying condensed consolidated financial statements for further information.

(4)
(Gain) loss on disposals of property, plant and equipment - net for the nine months ended September 28, 2018 includes a loss of $0.2 million from the disposition of equipment in connection with the consolidation of two U.S. facilities in the components segment and for the three and nine months ended September 29, 2017 includes a gain of $0.5 million on the sale of a building related to the closure of the finishing segment’s Richmond, Virginia facility. In addition, gain on disposals of property, plant and equipment - net for the nine months ended September 29, 2017 includes a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility.

(5)
Represents a gain on extinguishment of Second Lien Term Loan debt in the second and third quarters of 2017. See Note 7, “Debt and Hedging Instruments” of the accompanying condensed consolidated financial statements for further information.

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

Segment Financial Data
The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three and nine months ended September 28, 2018 and September 29, 2017. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for a reconciliation of Adjusted EBITDA to Net Loss which is the nearest GAAP measure.

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 28, 2018	September 29, 2017	$	%
Finishing
Net sales	$51,016	$51,065	$(49)	(0.1)%
Adjusted EBITDA	7,579	7,503	76	1.0
Adjusted EBITDA % of net sales	14.9%	14.7%	20 bps
Components
Net sales	$21,404	$19,945	$1,459	7.3%
Adjusted EBITDA	2,563	2,445	118	4.8
Adjusted EBITDA % of net sales	12.0%	12.3%	(30) bps
Seating
Net sales	$34,609	$32,963	$1,646	5.0%
Adjusted EBITDA	3,588	2,621	967	36.9
Adjusted EBITDA % of net sales	10.4%	8.0%	240 bps
Acoustics
Net sales	$38,266	$51,457	$(13,191)	(25.6)%
Adjusted EBITDA	4,465	6,640	(2,175)	(32.8)
Adjusted EBITDA % of net sales	11.7%	12.9%	(120) bps
Corporate
Adjusted EBITDA	$(2,965)	$(3,073)	$108	3.5%
Consolidated
Net sales	$145,295	$155,430	$(10,135)	(6.5)%
Adjusted EBITDA	15,230	16,136	(906)	(5.6)
Adjusted EBITDA % of net sales	10.5%	10.4%	10 bps

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 28, 2018	September 29, 2017	$	%
Finishing
Net sales	$160,448	$150,298	$10,150	6.8%
Adjusted EBITDA	23,815	21,894	1,921	8.8
Adjusted EBITDA % of net sales	14.8%	14.6%	20 bps
Components
Net sales	$68,356	$62,775	$5,581	8.9%
Adjusted EBITDA	9,196	7,616	1,580	20.7
Adjusted EBITDA % of net sales	13.5%	12.1%	140 bps
Seating
Net sales	$126,636	$125,257	$1,379	1.1%
Adjusted EBITDA	16,391	14,048	2,343	16.7
Adjusted EBITDA % of net sales	12.9%	11.2%	170 bps
Acoustics
Net sales	$125,533	$164,770	$(39,237)	(23.8)%
Adjusted EBITDA	16,287	21,344	(5,057)	(23.7)
Adjusted EBITDA % of net sales	13.0%	13.0%	—
Corporate
Adjusted EBITDA	$(9,382)	$(9,625)	$243	2.5%
Consolidated
Net sales	$480,973	$503,100	$(22,127)	(4.4)%
Adjusted EBITDA	56,307	55,277	1,030	1.9
Adjusted EBITDA % of net sales	11.7%	11.0%	70 bps

Finishing Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 28, 2018	September 29, 2017	$	%
Net sales	$51,016	$51,065	$(49)	(0.1)%
Adjusted EBITDA	7,579	7,503	76	1.0
Adjusted EBITDA % of net sales	14.9%	14.7%	20 bps
Net sales in the finishing segment for the three months ended September 28, 2018 were $51.0 million, a decrease of 0.1%, compared with $51.1 million for the three months ended September 29, 2017. On a constant currency basis (net negative currency impact of $0.6 million for the three months ended September 28, 2018), revenues increased by $0.6 million for the three months ended September 28, 2018. The increase in net sales for the three months ended September 28, 2018 was primarily due to increased pricing and increases in volume in North American industrial end markets, partially offset by lower volume in European industrial end markets.
Adjusted EBITDA for the three months ended September 28, 2018 increased $0.1 million to $7.6 million (14.9% of net sales) from $7.5 million (14.7% of net sales) for the three months ended September 29, 2017. On a constant currency basis (net negative currency impact of $0.1 million for the three months ended September 28, 2018), Adjusted EBITDA increased by $0.2 million for the three months ended September 28, 2018. Excluding currency impact, the increase in Adjusted EBITDA for the three months ended September 28, 2018 primarily resulted from increased pricing, decreased incentive compensation due to lower attainment percentages and increases in volume in North American industrial end markets. These items were partially offset by increased compensation costs due to additional selling personnel in 2018, raw material inflation, increased freight costs and decreases in volume in European industrial end markets.

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 28, 2018	September 29, 2017	$	%
Net sales	$160,448	$150,298	$10,150	6.8%
Adjusted EBITDA	23,815	21,894	1,921	8.8
Adjusted EBITDA % of net sales	14.8%	14.6%	20 bps
Net sales in the finishing segment for the nine months ended September 28, 2018 were $160.4 million, an increase of $10.2 million or 6.8%, compared with $150.3 million for the nine months ended September 29, 2017. On a constant currency basis (net positive currency impact of $5.9 million for the nine months ended September 28, 2018), revenues increased by $4.3 million for the nine months ended September 28, 2018. Excluding currency impact, the increase in net sales for the nine months ended September 28, 2018 was primarily due to increases in volume in industrial end markets globally and increased pricing, partially offset by a $0.6 million decrease associated with the wind down of the finishing segment’s facility in Brazil and decreases in volume associated with strategic decisions related to exiting unprofitable customers and products.
Adjusted EBITDA for the nine months ended September 28, 2018 increased $1.9 million to $23.8 million (14.8% of net sales) from $21.9 million (14.6% of net sales) for the nine months ended September 29, 2017. On a constant currency basis (net positive currency impact of $0.7 million for the nine months ended September 28, 2018), Adjusted EBITDA increased by $1.2 million for the nine months ended September 28, 2018. Excluding currency impact, the increase in Adjusted EBITDA for the nine months ended September 28, 2018 primarily resulted from increases in volume in industrial end markets and increased pricing, partially offset by increased compensation costs due to additional selling personnel in 2018, raw material inflation, increased freight costs and increased manufacturing costs due to operational inefficiencies related to the Richmond, Virginia plant consolidation.
Components Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 28, 2018	September 29, 2017	$	%
Net sales	$21,404	$19,945	$1,459	7.3%
Adjusted EBITDA	2,563	2,445	118	4.8
Adjusted EBITDA % of net sales	12.0%	12.3%	(30) bps
Net sales in the components segment for the three months ended September 28, 2018 were $21.4 million, an increase of $1.5 million, or 7.3%, compared with $19.9 million for the three months ended September 29, 2017. The increase during the three months ended September 28, 2018 was primarily due to increased pricing and higher sales volumes in the smart utility meter components market, partially offset by lower sales volumes in the rail market.
Adjusted EBITDA increased $0.1 million, or 4.8%, for the three months ended September 28, 2018 to $2.6 million (12.0% of net sales) compared with $2.4 million (12.3% of net sales) for the three months ended September 29, 2017. The increase in Adjusted EBITDA for the three months ended September 28, 2018 primarily resulted from increased pricing, higher volumes in the smart utility meter components market and decreased incentive compensation due to lower attainment percentages, partially offset by raw material inflation for steel and lower sales volumes in the rail market.

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 28, 2018	September 29, 2017	$	%
Net sales	$68,356	$62,775	$5,581	8.9%
Adjusted EBITDA	9,196	7,616	1,580	20.7
Adjusted EBITDA % of net sales	13.5%	12.1%	140 bps
Net sales in the components segment for the nine months ended September 28, 2018 were $68.4 million, an increase of $5.6 million, or 8.9%, compared with $62.8 million for the nine months ended September 29, 2017. The increase during the nine months ended September 28, 2018 was primarily due to increased pricing and higher sales volumes in the smart utility meter components market, partially offset by lower sales volumes in the perforated and expanded metal products market.
Adjusted EBITDA increased $1.6 million, or 20.7%, for the nine months ended September 28, 2018 to $9.2 million (13.5% of net sales) compared with $7.6 million (12.1% of net sales) for the nine months ended September 29, 2017. The increase in Adjusted EBITDA for the nine months ended September 28, 2018 primarily resulted from increased pricing and decreased incentive compensation due to lower attainment percentages, partially offset by raw material inflation for steel and lower sales volumes in the perforated and expanded metal products markets.
Seating Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 28, 2018	September 29, 2017	$	%
Net sales	$34,609	$32,963	$1,646	5.0%
Adjusted EBITDA	3,588	2,621	967	36.9
Adjusted EBITDA % of net sales	10.4%	8.0%	240 bps
Net sales in the seating segment for the three months ended September 28, 2018 were $34.6 million, an increase of $1.6 million, or 5.0%, compared with $33.0 million for the three months ended September 29, 2017. Changes in foreign currency exchange rates did not significantly impact net sales. The increase in net sales for the three months ended September 28, 2018 was primarily due to improved pricing and increases in sales volume in the construction, agriculture and turf care markets, partially offset by a decrease in sales volume in the motorcycle market.
Adjusted EBITDA was $3.6 million (10.4% of net sales) in the three months ended September 28, 2018 compared with $2.6 million (8.0% of net sales) in the three months ended September 29, 2017. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The increase of $1.0 million in Adjusted EBITDA for the three months ended September 28, 2018 was primarily due to improved pricing, lower material usage and labor costs from continuous improvement projects and increases in sales volume in the construction, agriculture and turf care markets. The increase was partially offset by a decrease in sales volume in the motorcycle market and increased compensation costs from higher headcount.

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 28, 2018	September 29, 2017	$	%
Net sales	$126,636	$125,257	$1,379	1.1%
Adjusted EBITDA	16,391	14,048	2,343	16.7
Adjusted EBITDA % of net sales	12.9%	11.2%	170 bps
Net sales in the seating segment for the nine months ended September 28, 2018 were $126.6 million, an increase of $1.4 million, or 1.1%, compared with $125.3 million for the nine months ended September 29, 2017. On a constant currency basis (net positive currency impact of $0.6 million for the nine months ended September 28, 2018), net sales increased by $0.8 million for the nine months ended September 28, 2018. The increase in net sales for the nine months ended September 28, 2018 was primarily due to increases in sales volume in the construction and agriculture markets and improved pricing, partially offset by a decrease in sales volume in the motorcycle market and lower volume in the turf care market due to a late start to spring resulting in a shortened selling season.
Adjusted EBITDA was $16.4 million (12.9% of net sales) in the nine months ended September 28, 2018 compared with $14.0 million (11.2% of net sales) in the nine months ended September 29, 2017. On a constant currency basis (net positive currency impact of $0.1 million for the nine months ended September 28, 2018), Adjusted EBITDA increased by $2.2 million for the nine months ended September 28, 2018. The increase in Adjusted EBITDA for the nine months ended September 28, 2018 was primarily due to improved pricing, increased sales volume in the construction and agriculture markets and lower material usage and labor costs from continuous improvement projects, partially offset by decreased sales volume in the motorcycle and turf care markets, increased incentive compensation due to higher attainment percentage and raw material inflation.
Acoustics Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 28, 2018	September 29, 2017	$	%
Net sales	$38,266	$51,457	$(13,191)	(25.6)%
Adjusted EBITDA	4,465	6,640	(2,175)	(32.8)
Adjusted EBITDA % of net sales	11.7%	12.9%	(120) bps

Net sales in the acoustics segment for the three months ended September 28, 2018 were $38.3 million, a decrease of $13.2 million or 25.6%, compared with $51.5 million for the three months ended September 29, 2017. The decrease during the three months ended September 28, 2018 was primarily due to $5.9 million of lower sales as a result of the divestiture of the Acoustics Europe business in August 2017, a net decrease in vehicle platforms, a decrease in demand for car platforms due to a shift from passenger cars to light trucks and sport utility vehicles and lower pricing on existing platforms.
Adjusted EBITDA decreased $2.2 million, or 32.8%, for the three months ended September 28, 2018 to $4.5 million (11.7% of net sales) compared with $6.6 million (12.9% of net sales) in the third quarter of 2017. The decrease in Adjusted EBITDA for the three months ended September 28, 2018 was primarily due to lower sales volumes, lower pricing on existing platforms, raw material inflation and $0.6 million due to the divestiture of the Acoustics Europe business, partially offset by lower material usage and labor costs as a result of continuous improvement initiatives and other spending controls, lower health care costs and decreased incentive compensation due to lower attainment percentages.

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 28, 2018	September 29, 2017	$	%
Net sales	$125,533	$164,770	$(39,237)	(23.8)%
Adjusted EBITDA	16,287	21,344	(5,057)	(23.7)
Adjusted EBITDA % of net sales	13.0%	13.0%	—
Net sales in the acoustics segment for the nine months ended September 28, 2018 were $125.5 million, a decrease of $39.2 million, or 23.8%, compared with $164.8 million for the nine months ended September 29, 2017. The decrease was primarily due to $22.9 million of lower sales as a result of the divestiture of the Acoustics Europe business in August 2017, a net decrease in vehicle platforms, a decrease in demand for car platforms due to a shift from passenger cars to light trucks and sport utility vehicles and lower pricing on existing platforms.
Adjusted EBITDA decreased to $16.3 million (13.0% of net sales) for the nine months ended September 28, 2018 compared with $21.3 million (13.0% of net sales) for the nine months ended September 29, 2017. The decrease in Adjusted EBITDA for the nine months ended September 28, 2018 was primarily due to lower sales volumes, lower pricing on existing platforms, raw material inflation and $2.1 million due to the divestiture of the Acoustics Europe business, partially offset by lower material usage and labor costs as a result of continuous improvement initiatives and other spending controls, lower health care costs and decreased incentive compensation due to lower attainment percentages.
Corporate

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 28, 2018	September 29, 2017	$	%
Adjusted EBITDA	$(2,965)	$(3,073)	$108	3.5%
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
The decrease of $0.1 million in expense in the three months ended September 28, 2018 compared with the prior year primarily resulted from decreased incentive compensation due to lower attainment percentages and decreased compensation costs, partially offset by higher legal costs.

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 28, 2018	September 29, 2017	$	%
Adjusted EBITDA	$(9,382)	$(9,625)	$243	2.5%
The decrease of $0.2 million in expense in the nine months ended September 28, 2018 compared with the prior year primarily resulted from lower third-party professional fees and lower health care costs, partially offset by increased compensation costs and higher legal costs.

Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of September 28, 2018, the Company had $51.4 million of available cash, $28.6 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $11.2 million available under revolving loan facilities that the Company maintains outside the U.S. As of September 28, 2018, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $5.7 million. Included in the Company’s consolidated cash balance of $51.4 million at September 28, 2018, is cash of $31.3 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures and debt service requirements.
Indebtedness
As of September 28, 2018, the Company’s total outstanding indebtedness of $395.8 million was comprised of aggregate term loans outstanding under its Senior Secured Credit Facilities of $375.9 million (net of a debt discount of $2.9 million and deferred financing costs of $4.4 million), various foreign bank term loans and revolving loan facilities of $19.3 million and capital lease obligations of $0.6 million. No amounts were outstanding under the revolving credit facility portion of the Senior Secured Credit Facilities as of September 28, 2018.
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
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $19.3 million as of September 28, 2018, including borrowings of $16.5 million incurred by the Company’s subsidiaries in Germany, and borrowings totaled $21.8 million as of December 31, 2017, including borrowings of $18.0 million incurred by the Company’s subsidiaries in Germany. The foreign debt obligations in Germany primarily relate to term loans of $15.8 million at September 28, 2018 and $18.0 million at December 31, 2017. The borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025. At September 29, 2017, the Company recorded $2.4 million of cash received from the sale of Acoustics Europe and held in Germany as restricted cash within other assets - net on the condensed consolidated balance sheets due to certain restrictions within our foreign debt agreements. In the fourth quarter of 2017, the Company utilized the $2.4 million of restricted cash to retire debt in Germany. At September 28, 2018 and December 31, 2017, the Company had no restricted cash on the condensed consolidated balance sheets.
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
The First Lien Credit Agreement, as amended, provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $293.3 million is outstanding as of September 28, 2018, and (ii) a revolving loan of up to $34.3 million (including revolving loans, a $10.0 million swingline loan sublimit, and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the first lien senior secured loan facilities (the “First Lien Credit Facilities”). The Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million, of which $89.9 million is outstanding as of September 28, 2018, under the second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”). During the second quarter of 2018, the Company amended its Revolving Credit Facility to extend the maturity date to June 30, 2020. The amendment reduced the borrowing capacity from $40.0 million to $34.3 million until June 30, 2019, and thereafter, $30.0 million until June 30, 2020. In connection with the amendment, the Company paid deferred financing costs of $0.6 million which have been recorded within other assets-net within the condensed consolidated balance sheets.
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
Interest Rate Hedge Contracts. To manage exposure to fluctuations in interest rates, the Company entered into Swaps in 2015 with notional values totaling $210.0 million at September 28, 2018 and December 31, 2017. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the nine months ended September 28, 2018 and September 29, 2017, the Company recognized $0.1 million of interest income and $1.5 million, of interest expense, respectively, related to the Swaps. Based on current interest rates, the Company expects to recognize interest income of $0.7 million related to the Swaps in the next 12 months.
The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was $3.0 million at September 28, 2018 and $0.1 million at December 31, 2017, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	September 28, 2018	December 31, 2017
Interest rate swaps:
Recorded in other current assets	$1,375	$—
Recorded in other assets - net	1,615	537
Recorded in other current liabilities	—	(458)
Total net asset derivatives designated as hedging instruments	$2,990	$79
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
During the three months ended September 29, 2017, the Company repurchased $12.0 million of Second Lien Term Loans for $10.7 million. In connection with the repurchase, the Company wrote off $0.2 million of previously unamortized debt discount and $0.3 million of previously unamortized deferred financing costs, which were recorded as a reduction to the gain on extinguishment of debt. The transactions resulted in a net gain of $0.8 million which has been recorded within the condensed consolidated statements of operations.
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
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed $10.0 million at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 4.50 to 1.00, with a decrease to 4.25 to 1.00 on December 31, 2019 and remaining at that level thereafter. If such outstanding amounts do not exceed $10.0 million at the end of any fiscal quarter, no financial covenants are applicable. As of September 28, 2018, the consolidated first lien net leverage ratio was 3.68 to 1.00 on a pro forma trailing twelve-month basis calculated in accordance with the respective provisions of the Credit Agreements which exclude the Second Lien Term Loans from the calculation of net debt (numerator) and allow the inclusion of certain pro forma adjustments and exclusion of certain specified or nonrecurring costs and expenses in calculating Adjusted EBITDA (denominator). The aggregate outstanding amount of all revolving loans, swingline loans and certain letters of credit was less than $10.0 million at September 28, 2018. As of September 28, 2018, the Company was in compliance with the financial covenants contained in its credit agreements.
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
Series A Preferred Stock
Holders of the 39,818 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock.

The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the nine months ended September 28, 2018:
(in thousands, except share and per share amounts)

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2018	November 15, 2017	$20.00	$974	968
April 1, 2018	February 15, 2018	$20.00	$751	748
July 1, 2018	May 15, 2018	$20.00	$766	763
On July 30, 2018, the Company announced a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on October 1, 2018 to holders of record on August 15, 2018. As of September 28, 2018, the Company has recorded the 778 additional Series A Preferred Stock shares declared for the dividend of $0.8 million within preferred stock in the condensed consolidated balance sheets.
Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”), a non-GAAP measure, as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable. NOWC as a percentage of trailing twelve month net sales was 13.7% as of September 28, 2018, 13.7% as of December 31, 2017 and 14.3% as of September 29, 2017. The calculation of NOWC as a percentage of sales for December 31, 2017 and September 29, 2017 excludes $22.9 million and $30.5 million, respectively, of trailing twelve month net sales relating to Acoustics Europe, which was sold on August 30, 2017. Set forth below is a table summarizing NOWC as of September 28, 2018, December 31, 2017 and September 29, 2017.

(in thousands)	September 28, 2018	December 31, 2017	September 29, 2017
Accounts receivable—net	$73,341	$68,626	$75,793
Inventories-net	65,473	70,819	70,495
Accounts payable	(52,704)	(53,668)	(56,154)
NOWC	$86,110	$85,777	$90,134
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
Capital expenditures during the nine months ended September 28, 2018 were $9.6 million, or 2.0% of net sales. Capital expenditures for 2018 are expected to be approximately 2.6% of net sales, but could vary from that depending on business performance, growth opportunities, project activity and the amount of assets we lease instead of purchase. The Company finances its annual capital requirements with funds generated from operations.

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2018 and the Nine Months Ended September 29, 2017

	Nine Months Ended
(in thousands)	September 28, 2018	September 29, 2017
Net cash provided by operating activities	$20,015	$24,480
Net cash (used in) provided by investing activities	(9,478)	6,214
Net cash used in financing activities	(7,492)	(19,402)
Effect of exchange rate changes on cash and cash equivalents	(562)	1,599
Net increase in cash and cash equivalents	2,483	12,891
Cash, cash equivalents and restricted cash at beginning of period	48,887	40,861
Cash, cash equivalents and restricted cash at end of period	$51,370	$53,752
Depreciation and amortization	$31,657	$29,239
Capital expenditures	9,636	10,363

Cash Flows Provided by Operating Activities
Cash flows provided by operating activities were $20.0 million for the nine months ended September 28, 2018 compared with $24.5 million for the nine months ended September 29, 2017, a decrease of $4.5 million. Changes in net operating working capital resulted in a use of cash that was $0.4 million lower during the nine months ended September 28, 2018 as compared to the nine months ended September 29, 2017, driven by fluctuations in the accounts receivable and accounts payable balances during 2018 compared to 2017. Changes in other assets and liability balances had a negative impact on operating cash flow of $10.8 million, primarily driven by fluctuations in accrued compensation and employee benefits, accrued income taxes and other-net. In addition, for the nine months ended September 28, 2018 as compared to the nine months ended September 29, 2017, the decrease to operating cash flows was offset by $6.0 million of higher net income exclusive of non cash items.
Cash Flows (Used in) Provided by Investing Activities
Cash flows used in investing activities were $9.5 million for the nine months ended September 28, 2018 compared with cash flows provided by investing activities of $6.2 million for the nine months ended September 29, 2017. The increase in cash flows used in investing activities was primarily the result of lower proceeds from disposals of property, plant and equipment of $8.6 million and proceeds on divestitures of $7.9 million. The proceeds from disposals of property, plant and equipment for the nine months ended September 29, 2017 were primarily due to the proceeds received from the building sale executed in connection with the sale leaseback of our Libertyville, Illinois facility in April 2017 and the sale of a building related to the closure of the finishing segment’s Richmond, Virginia facility in August 2017. Lower capital expenditures of $0.7 million partially offset the increase in cash used in investing activities.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $7.5 million for the nine months ended September 28, 2018 compared with $19.4 million for the nine months ended September 29, 2017. The decrease in cash flows used in financing activities was driven by lower payments of $16.2 million on First and Second Lien term loans. This was offset by an increase in net payments of other long-term debt, with net payments of $2.0 million for nine months ended September 28, 2018 as compared with net borrowings of $1.7 million for the nine months ended September 29, 2017 and $0.6 million for payments of deferred issuance costs for the nine months ended September 28, 2018 incurred in connection with the amendment of the Revolving Credit Facility.
Depreciation and Amortization
Depreciation and amortization totaled $31.7 million for the nine months ended September 28, 2018, compared with $29.2 million for the nine months ended September 29, 2017. Depreciation and amortization for the nine months ended September 28, 2018 is higher than incurred by the Company in the prior period primarily due to $2.3 million of accelerated intangible amortization expense recorded for a customer relationship intangible asset related to non-core smart utility meter product lines in the components segment.
Capital Expenditures
Capital expenditures totaled $9.6 million for the nine months ended September 28, 2018, compared with $10.4 million for the nine months ended September 29, 2017.
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
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 1, 2018 for the year ended December 31, 2017 and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported above, management believes that as of September 28, 2018 and during the period from June 30, 2018 through September 28, 2018, there has been no material change to this information.

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
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $141.8 million, or 29%, of our sales originated in a currency other than the U.S. dollar during the first nine months of 2018. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the nine months ended September 28, 2018, sales denominated in Euros approximated $83.6 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $8.4 million, respectively, and the change in our net (loss) income would increase or decrease by approximately $0.1 million. The net assets and liabilities of our non-U.S. dollar denominated subsidiaries, which totaled approximately $132.2 million as of September 28, 2018, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ (deficit) equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive loss at September 28, 2018 resulted in a decrease to shareholders’ deficit of $22.1 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled following the initial transaction date, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of September 28, 2018, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of September 28, 2018, long-term debt denominated in currencies other than the USD totaled approximately $17.7 million.
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
As of September 28, 2018, the Company has entered into various interest rate swaps in order to mitigate a portion of the variable rate interest exposure. The Company is counterparty to certain interest rate swaps with a total notional amount of $210.0 million entered into in November 2015. These swaps are scheduled to mature in June 2020. Under the terms of the agreement, the Company swapped three month LIBOR rates for a fixed interest rate, resulting in the payment of a fixed LIBOR rate of 2.08% on a notional amount of $210.0 million.
Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of September 28, 2018, the Company did not have any commodity hedging instruments in place.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2018, our disclosure controls and procedures were effective at a reasonable level of assurance.
Remediation of Previously Identified Material Weakness
In the three month period ended September 29, 2017, our management identified control deficiencies that when aggregated, resulted in a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, we did not design and maintain effective controls necessary to allow for a detailed review over non-routine transactions on a timely basis and did not have the appropriate complement of resources at certain of our facilities in place for a sufficient period of time. As a result of these control deficiencies, we inappropriately accounted for the divestiture of Acoustics Europe in the three and six month periods ended June 30, 2017 and for depreciation expense in 2016 and the first six months of 2017. While the impact of these errors was not material to the previously reported financial statements, we revised our previously issued annual financial statements as of and for the year ended December 31, 2016 and the interim financial statements for the three month period ended March 31, 2017 and for the three and six month periods ended June 30, 2017. These control deficiencies could result in the misstatement of account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that these control deficiencies aggregated to a material weakness in the design and operation of control activities.
During the fourth quarter of 2017 and the first three quarters of 2018, we enhanced the design of controls around certain control activities, specifically, the review process for analyzing non-routine accounting transactions and also added additional accounting resources in several businesses to improve the effectiveness of internal control over financial reporting. We believe that these enhanced resources and processes have effectively remediated the material weakness, and the revised controls have operated for a sufficient period of time in order for management to conclude, through testing, that these controls are designed and operating effectively. As of September 28, 2018, we have remediated our previously reported material weakness in our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
The remediation efforts related to the material weakness described above are considered a change in the Company’s internal control over financial reporting during the quarter ended September 28, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 28, 2018:

2018 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30 to August 3	—	—	—	N/A
August 4 to August 31	—	—	—	N/A
September 1 to September 28	—	—	—	N/A
Total	—	—	—

(a)
Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (1) have the Company reduce the number of shares otherwise deliverable or (2) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the nine months ended September 28, 2018, the Company withheld 2,837 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit awards.

(b)	The Company is not currently participating in a share repurchase program.
As disclosed in Note 11, “Shareholders’ (Deficit) Equity” of the accompanying condensed consolidated financial statements and under the heading “Liquidity and Capital Resources-Series A Preferred Stock” in MD&A, the Company paid the July 1, 2018 dividend on its Series A Preferred Stock by issuing an additional 763 shares of Series A Preferred Stock. These shares were issued in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act. Holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock initially into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate.

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

JASON INDUSTRIES, INC.

Dated: November 1, 2018	/s/ Brian K. Kobylinski
Brian K. Kobylinski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: November 1, 2018	/s/ Chad M. Paris
Chad M. Paris Senior Vice President and Chief Financial Officer (Principal Accounting Officer)