Form 10-K
period 2018-12-31
Jason Industries, Inc.
filed 2019-03-05
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $41.5 million (based upon the closing price of $2.32 per share on The NASDAQ Stock Market as of such date).

There were 27,644,672 shares of common stock issued and outstanding as of February 26, 2019.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to its 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include the following:

•	level of demand for the Company’s products;

•	competition in the Company’s markets;

•	volatility in the prices of raw materials and the Company’s ability to pass along increased costs;

•	the Company’s ability to grow and manage growth profitably;

•	the Company’s ability to access additional capital;

•	changes in applicable laws or regulations;

•	the Company’s ability to attract and retain qualified personnel;

•	the impact of proposed and potential regulations related to the U.S. Tax Cuts and Jobs Act;

•	the possibility that the Company may be adversely affected by other economic, business, trade, inflation and/or competitive factors; and

•
other risks and uncertainties indicated in this report, including those discussed under “Risk Factors” in Item 1A of Part I of this report, as such may be amended or supplemented in Part II, Item 1A, “Risk Factors”, of the Company’s subsequently filed Quarterly Reports on Form 10-Q.

PART I
ITEM 1.  BUSINESS
Our Business
Jason Industries, a Delaware corporation originally formed in May 2013, is a global industrial manufacturing company with significant market share positions in each of its four businesses: finishing, components, seating and acoustics. Our businesses provide critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through a global network of 28 manufacturing facilities and 15 sales, administrative and/or warehouse facilities throughout the United States and 13 foreign countries. The Company has embedded relationships with long standing customers, superior scale and resources and specialized capabilities to design and manufacture specialized products on which our customers rely.
The Company focuses on markets with sustainable growth characteristics and where it is, or has the opportunity to become, the industry leader. The Company’s finishing segment focuses on the production of industrial brushes, polishing buffs and compounds, and abrasives that are used in a broad range of industrial and infrastructure applications. The components segment is a diversified manufacturer of expanded and perforated metal components and slip resistant surfaces. The seating segment supplies seating solutions to equipment manufacturers in the motorcycle, lawn and turf care, industrial, agricultural, construction and power sports end markets. The acoustics segment manufactures engineered non-woven, fiber-based acoustical products primarily for the automotive industry.

Presentation of Financial and Operating Data
On June 30, 2014, the Company and Jason Partners Holdings Inc. (“Jason” or “Seller”) completed a transaction in which JPHI Holdings Inc. (“JPHI”), then a majority owned subsidiary of the Company, acquired all of the capital stock of Jason from its then current owners, Saw Mill Capital, LLC, Falcon Investment Advisors, LLC and other investors (the “Business Combination”) pursuant to a stock purchase agreement, dated as of March 16, 2014 (the “Purchase Agreement”). In connection with the Business Combination, the Company entered into new senior secured credit facilities with a syndicate of lenders in the aggregate amount of approximately $460.0 million, which was primarily used to refinance existing indebtedness, pay transaction fees and expenses and pay a portion of the purchase price under the Purchase Agreement. The purchase price under the Purchase Agreement was also funded with cash held in our initial public offering trust account, the contribution of Jason common stock to JPHI by certain members of Seller and certain directors and management of Jason Incorporated (collectively, the “Rollover Participants”) in exchange for JPHI stock, and the proceeds from the sale of our 8% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) in a private placement that closed simultaneously with the Business Combination. The Business Combination was accounted for using the acquisition method of accounting under the provisions of Accounting Standards Codification Topic 805, “Business Combinations.” Accordingly, we are treated as the legal and accounting acquirer and Jason is treated as the legal and accounting acquiree. As a result of the application of the acquisition method of accounting as of the effective time of the acquisition, the financial statements for the predecessor period and for the successor period are presented on a different basis and, therefore, the financial information and operating data presented in this Annual Report on Form 10-K for the predecessor period is that of Jason Partners Holdings Inc and the successor period is that of Jason Industries.
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
Net sales are distributed amongst the four segments as follows:

	Year ended December 31,
	2018	2017	2016
Net sales
Finishing	33.9%	30.9%	27.9%
Components	13.5%	12.7%	13.8%
Seating	26.2%	24.5%	22.8%
Acoustics	26.4%	31.9%	35.5%
	100.0%	100.0%	100.0%
See more information regarding our segments and sales by geography within Part II, Item 8, Note 15 to the Consolidated Financial Statements.
Finishing
Market/Industry Overview
The finishing segment’s product lines are comprised of industrial brushes, polishing buffs and compounds, and abrasives used primarily in the metalworking, welding, construction and manufacturing industries. The market for finishing products is highly fragmented with most participants having single or limited product lines and serving specific geographic markets. While the finishing business competes with numerous domestic and international companies across a variety of product lines, we do not believe that any one competitor directly competes with us on all of our product lines. We believe we are the only market participant that reaches all regions of the world. End users of finishing products are broadly diversified across many sectors of the economy. In the long-term, the finishing market is closely tied to overall growth in industrial production, which we believe has fundamental long-term growth potential.
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

Key Products
Through the finishing business, which represented 33.9% of the Company’s 2018 revenue, Jason Industries produces and supplies industrial brushes, polishing buffs and compounds, and abrasives. Osborn has been in operation since 1887. Our products are used in a variety of applications with no single customer or industry accounting for a significant portion of business revenue. The Company has strategic facilities located globally, including production sites in low-cost locations such as China, India, Portugal, Romania and Mexico.
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
The Company has representatives who reach more than 30,000 customers in approximately 130 countries worldwide. During 2018, the finishing segment derived approximately 33% of its sales from North America and the majority of the remaining revenue from Europe. We service our diverse customer base through U.S. facilities in Indiana and Ohio and 12 foreign countries, including joint ventures in China and Taiwan. Our manufacturing and service locations allow us to work on a regional and local basis with customers to develop custom products and provide significant technical support, resulting in strong relationships with our top customers that average 25 years. In addition, the Company has invested in state-of-the-art laboratories in Richmond, Indiana and Burgwald, Germany to provide further technical design, testing and support capabilities for our customers.
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
Key Products
Through the components business, which represented 13.5% of the Company’s 2018 revenue, we manufacture a range of expanded and perforated metal components and slip resistant surfaces. The Company is a provider of components that are used in a broad array of products, including railcars, air and liquid filtration, hardware, off-road equipment and security fencing. The components business operates through the Metalex and Morton brands. In 2016, we made the strategic decision to discontinue product lines under the Assembled Products brand and in 2018, we also exited the non-core smart utility meter subassemblies product lines.
Within each of the components business product categories, our strategy is to have engineers work alongside customers to create value-added components and solutions for various end products. Our engineering resources, manufacturing capabilities and low cost production availability through our operation in Mexico provide opportunities to deliver value to customers. These characteristics drive long-standing relationships with our top customers that average over 20 years.

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
Motorcycle production has experienced a decline over the past several years and we believe future demand will mirror global motorcycle market trends. The construction market is closely tied to overall growth in industrial production, which we believe has long-term growth potential. Demand for lawn, turf care and power sports equipment is primarily dependent on weather and trends in personal consumption expenditures, recreational and leisure activities, and residential and commercial real estate construction and sales. The market for lawn and turf care equipment has remained relatively flat in the past year and we expect it to mirror general economic conditions.
Key Products
Through the seating business, which represented 26.2% of the Company’s 2018 revenue, the Company provides static and suspension seating solutions for a variety of applications, including motorcycle, agricultural, construction, industrial, lawn and turf care, and power sports. Milsco has provided high-quality seats since 1934. The seating business operates under the Milsco brand, which was originally established as a harness maker in 1924 and, early in its history, gained notice as the first company to put padded seating on tractors and farm equipment.
The seating business offers a distinct vertically integrated operating model, which includes a full range of functions, such as research and development, design and engineering, manufacturing of components and final assembly. Through our broad manufacturing capabilities and high quality products, we have established longstanding relationships with our top customers, which average over 30 years.
Acoustics
Market/Industry Overview
The market for automotive acoustical products is dominated by several large domestic and international participants. These participants are often awarded contracts as the sole supplier for a particular automotive platform. Competition includes manufacturers of mechanically bonded non-woven products, resin-bonded products, injection molded and thermoformed plastic and urethane foam. Competition is based on innovative styling, price, acoustical performance, durability and weight. Engineering, design and innovation, and manufacturing footprint, are key distinguishing factors because acoustical products represent a small percentage of the total cost to manufacture an automobile.
Growth in the automotive acoustics market is driven by increasing demand for enhanced acoustics, lighter weight and improved noise, vibration and harshness characteristics within the automotive market. As overall vehicle quality has improved, consumers have increasingly equated quality with the acoustic performance of a vehicle. As a result, car manufacturers have expended significant capital for sophisticated acoustical testing systems and laboratories. In addition, an increasing regulatory focus on reducing vehicle mass, increasing fuel-efficiency and stringent end of vehicle life recycling standards have driven the penetration of non-woven materials that are lighter than other acoustical products and that utilize recycled post-industrial textile fibers and recycled PET containers. The replacement of interior and exterior products previously served by plastic-based materials with structured non-woven acoustical products has created a trend in new vehicle designs with vehicle manufacturers, which has helped to expand non-woven acoustical content per vehicle.
Key Products
Through the acoustics business, which represented 26.4% of the Company’s 2018 revenue, we manufacture engineered non-woven, fiber-based acoustical and structural products primarily for the automotive industry. Janesville has developed extensive design and manufacturing expertise over its 140 year history that allows it to provide custom acoustical solutions for each vehicle platform it serves. We market our products as being lighter, having improved acoustical performance, enhancing aesthetics, and being easier to install than other acoustical products manufactured by our competitors. As a result, our products are used in a large share of light vehicles manufactured in North America today, including 10 of 2018’s top 20 models.
We believe the acoustics business offers a broad product line of value-added, higher margin components used in a wide range of vehicles, including automobiles, sport utility vehicles, autonomous and light trucks, as well as in the industrial and transportation markets. The Company has focused on developing premier lightweight fiber-based solutions that provide competitive or superior acoustical properties. Our production of non-woven fiber-based products is organized by the form in which it is supplied: (i) die cut, (ii) molded, (iii) rolls and blanks, and (iv) other non-woven products.
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
Competitive Strengths
The Company believes the following key characteristics provide a competitive advantage and position us for future growth:
Established Industry Leader Across Our Four Businesses
The Company’s businesses have developed leading positions across various niche markets that enhance end user’s comfort, safety and productivity. For example, in our turf care seats and polishing product lines, we believe we are more than twice the size of the next largest direct competitor. The Company’s market share positions have created a stable platform upon which to grow. Our products’ significant brand recognition helps to sustain our market share positions. The Company’s products are often viewed as a brand of choice for quality, dependability, value and continuous innovation. As a result, we have served many of our customers for over 25 years. Despite leading positions in many of our markets, we face competitive challenges in others. In the Company’s finishing and components segments, certain of our competitors are small and family-owned, operate with lower operating expenses, have lower profit expectations and/or supply lower cost commodity products, which allows such competitors to compete with us on pricing. In our seating segment, specifically with respect to highly technical seats for the agricultural and construction vehicle markets, the cost to customers of switching from a current supplier’s products to ours is high, and we believe certain of our competitors have established long-term and entrenched relationships with such customers. These costs and relationships make it challenging to convince such customers to purchase products from us instead of from their existing supplier.
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
Diverse, Global Footprint with Growing Presence in Emerging Markets
The Company maintains 28 global manufacturing locations, consisting of 11 in the United States and 17 in foreign countries, giving the Company a strong international presence. Approximately 30% of the Company’s 2018 revenue was generated from products manufactured outside of the United States. In addition, our global presence enables us to take advantage of low-cost manufacturing at our facilities in China, India, Portugal, Romania, and Mexico and to meet the needs of local customers with operations in those regions. The Company continues to build upon its established presence in low-cost production locations through the expansion of owned operations and the development of joint ventures and sourcing relationships in Asia, Eastern Europe and Mexico. Our management believes that this global footprint also provides channels of organic growth through the introduction of products into new markets. Our management frequently evaluates our manufacturing, warehouse, distribution and sales locations to identify revenue enhancement opportunities, optimize production costs and ensure proximity to key customers.
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
Product Innovation
Management believes that the Company’s strategy of developing innovative products will position us for continued growth. Working in collaboration with key customers, the design and manufacture of customized products that deliver value will support this growth. We believe that developing new products will allow us to deepen our value-added relationships with customers, open new opportunities for revenue generation, improve pricing power and enhance profitability. The Company has a focused and dedicated strategy for continuous innovation, which is supported by sophisticated manufacturing capabilities and engineering expertise. Research and development costs incurred in the development of new products or significant improvements to existing products were $3.2 million in the year ended December 31, 2018, $3.6 million in the year ended December 31, 2017 and $4.2 million in the year ended December 31, 2016. This continued focus on innovation has driven successful new product introductions, which we believe will enable continued growth.
Acquisitions
The Company uses acquisitions to increase revenues with existing customers and to expand revenues to both new markets and customers. The Company intends to pursue acquisitions that are accretive to EBITDA (earnings before interest, income taxes, depreciation and amortization) margins post-synergies, have a strategic focus that aligns with our core strategy and generate the appropriate estimated return on investment as part of our capital resource and allocation process.

Customers
The Company has an entrenched base of blue chip customers that are leaders in their respective markets. Our customer relationships often span decades in each business. Additionally, our customer base is diversified. In our finishing segment, no customers were at or above 10% of the revenue of such segment. In our components segment, two customers were at or above 10% of the revenues of such segment. In our seating and acoustics segments, three customers were at or above 10% of the revenues of such segments. Across all of Jason Industries, no customers were at or above 10% of 2018, 2017 or 2016 revenues. In 2018, our five largest customers represent a combined 28% of 2018 revenues.
Suppliers and Raw Materials
Polyurethane foam, vinyl, plastics, steel, polyester fiber, bicomponent fiber and machined fiber are the primary raw materials that we use to manufacture our products. There are a limited number of domestic and foreign suppliers of these raw materials. The Company generally orders supplies on a purchase order basis and generally incurs inbound freight charges to get the raw materials to our production facilities. Although our contracts and long term arrangements with our customers generally do not expressly allow us to pass through increases in our raw materials, energy costs, freight charges and other inputs to our customers, we endeavor to discuss price adjustments with our customers on a case by case basis where it makes business sense. For the year ended December 31, 2018, the spend with our top three material suppliers accounted for less than 10% of total material spend and our largest supplier accounted for approximately 3% of total spend. The Company makes an ongoing effort to reduce and contain raw material costs. We do not engage in raw material commodity hedging contracts, and instead attempt to reflect raw material price changes in the sale price of our products.
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
Employees
As of December 31, 2018, the Company had approximately 3,600 employees and manufactured products in 28 locations around the world. Approximately 55% of the seating segment’s hourly employees and 73% of the components segment’s hourly employees are unionized. Contracts are negotiated on a local basis, significantly mitigating the risk of a company-wide or segment level work stoppage. Additionally, approximately 800 of the Company’s employees reside in Europe, where trade union membership is common. We believe we have a strong relationship with our employees, including those represented by labor unions.
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

Executive Officers of the Registrant
The following table sets forth information concerning our executive officers as of February 25, 2018:

Name	Age	Position
Brian K. Kobylinski	52	President, Chief Executive Officer and Chairmen of the Board of Directors
Chad M. Paris	37	Senior Vice President and Chief Financial Officer
Kevin Kuznicki	57	Senior Vice President and General Counsel
John J. Hengel	60	Vice President—Finance, Treasurer and Assistant Secretary
Srivas Prasad	50	Senior Vice President and General Manager—Acoustics
Keith A.Walz	51	Senior Vice President and General Manager—Finishing
Brian K. Kobylinski has served as President and Chief Executive Officer since December 2016, and also as Chairman of the Board of Directors since June 2018. Prior to being named Chief Executive Officer, Mr. Kobylinski served as President & Chief Operating Officer since April 8, 2016. Prior to joining Jason Industries, Mr. Kobylinski served as Executive Vice President, Energy Segment and China for Actuant Corporation based in Milwaukee, Wisconsin. During his 23 years with Actuant Corporation, Mr. Kobylinski progressed through a number of management roles, including Vice President - Industrial and Energy Segments, Vice President – Business Development and Global Business Leader – Hydratight. Mr. Kobylinski received his Masters of Business Administration from the University of Wisconsin - Madison and his Bachelors of Art from St. Norbert College.
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
Kevin Kuznicki has served as Senior Vice President and General Counsel since April 2018. Prior to joining Jason Industries, Mr. Kuznicki held various roles with Polycom, Carrier Access Corporation, and Adient plc/Johnson Controls International plc, and most recently served as VP and Deputy General Counsel of Adient. Mr. Kuznicki is or has been a member of the CEB Legal Leadership Council, the American Bar Association – Business Law Section, and Europe, Chicago and Colorado’s chapters of the Association of Corporate Counsel. He has been admitted to practice law in Indiana, Illinois, Colorado, and Wisconsin. Mr. Kuznicki earned his Juris Doctorate and Bachelor of Arts in Political Science and studies in Business from Indiana University, Bloomington.
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
Keith A. Walz has served as our Senior Vice President and General Manager— Finishing since February 2018. Mr. Walz previously served as the Vice President and General Manager— Finishing and Vice President of Corporate Development and Strategy, joining Jason Industries in March 2015. Prior to joining Jason Industries, Mr. Walz served as the Vice President of Corporate Development at Brady Corporation based in Milwaukee, Wisconsin. Prior to joining Brady Corporation, Mr. Walz was a founding Partner of Kinsale Capital, a private investment firm focused on control equity investments in the middle market from 2006 to 2010. Prior to forming Kinsale Capital, Mr. Walz served as Managing Director at ABN AMRO Capital. Mr. Walz holds his bachelor’s degree in finance from the University of Arkansas and a Master of Business Administration from DePaul University.

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
We derive our revenues largely from customers in the following industry sectors: agricultural, automotive, motorcycles, construction, rail and industrial manufacturing. Factors affecting any of these industries in general, or any of our customers in particular, could adversely affect us because our revenue growth largely depends on the continued growth of our customers’ businesses in their respective industries. These factors include:

•	economic conditions in the markets in which our customers operate, in particular, the United States and Europe, including recessionary periods such as the 2008/2009 global economic downturn;

•	product design changes or manufacturing process changes that may reduce or eliminate demand for the components we supply;

•	loss of market share for our customers’ products, which may lead our customers to reduce or discontinue purchasing our products and to reduce prices, thereby exerting pricing pressure on us;

•	our customers’ failure to successfully market their products, to gain or retain widespread commercial acceptance of their products or to compete effectively in their industries; and

•	seasonality of demand for our customers’ products which may cause our manufacturing capacity to be underutilized for periods of time.
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
At December 31, 2018, goodwill and other intangible assets totaled $160.6 million, or approximately 32% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually whether there has been impairment in the value of our goodwill. If future operating performance at one or more of our reporting units were to fall below current or planned levels, we could be required to recognize a non-cash charge to operating earnings for goodwill (at our finishing reporting unit) or record an impairment charge related to other intangible assets. In the fourth quarter of 2016, the Company recorded charges of $63.3 million for the impairment of goodwill. Given the continued significance of the Company’s goodwill and intangible assets, any additional significant goodwill or intangible asset impairment could reduce earnings in such period and have a material adverse effect on our financial condition and results of operations.
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
Increasing costs such as labor, overhead costs and tariffs in the countries in which we operate may erode our profit margins and compromise our price competitiveness. Historically, the low cost of labor in certain of the countries in which we operate has been a competitive advantage but labor costs in these countries, such as China, have been increasing. Our profitability also depends on our ability to manage and contain our other operating expenses such as the cost of utilities, factory supplies, factory space costs, equipment rental, repairs and maintenance and freight and packaging expenses. In the event we are unable to manage any increase in our tariffs, labor and other operating expenses in an environment where revenue does not increase proportionately, our financial results would be adversely affected.
Our international scope requires us to obtain financing in various jurisdictions.
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
We have operations in many countries and such operations may be subject to a number of risks specific to these countries.
Our international operations across many different jurisdictions may be subject to a number of risks specific to these countries, including:

•	export duties, tariffs, import controls and trade barriers (including quotas);

•	adverse trade policies or adverse changes to any of the policies of either the United States or any of the foreign jurisdictions in which we operate;

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	labor unrest;

•	political and economic instability (including war and acts of terrorism);

•	inadequate infrastructure for our operations (i.e., lack of adequate power, water, transportation and raw materials);

•	health concerns and related government actions;

•	risk of governmental expropriation of our property;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws;

•	difficulty in repatriating cash (or the cost to do so);

•	longer customer payment cycles and difficulty in collecting trade accounts receivable;

•	adverse changes in tax rates or regulations;

•	legal or political constraints on our ability to maintain or increase prices;

•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction; and

•	economies that are emerging or developing, that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.
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
We report our financial results in U.S. dollars. Approximately 30% of our net sales in 2018 were in currencies other than the U.S. dollar. Changes in exchange rates among other currencies, especially the Euro to the U.S. dollar, may negatively affect our net sales, cost of sales, gross profit and net income where our expenses and revenues are denominated in different currencies. We cannot predict the effect of future exchange rate fluctuations. We may from time to time use financial instruments, primarily short-term forward contracts, to hedge Euro and other currency commitments arising from foreign currency obligations. Where possible, we endeavor to match our non-functional currency exchange requirements to our receipts. If our hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.
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
Disruptions in operations due to technical problems or other interruptions such as floods or fire would adversely affect the manufacturing capacity of our facilities or those of our suppliers. Such interruptions could cause delays in production and cause us to incur additional expenses such as charges for expedited deliveries for products that are delayed. In addition, our customers have the ability to cancel purchase orders in the event of any delays in production and may decrease future orders if delays are persistent. Additionally, to the extent that such disruptions do not result from damage to our physical property, these may not be covered by our business interruption insurance. Any such disruptions may adversely affect our business, operations, and financial results.
We may be unable to realize the expected benefits of our restructuring actions, which could adversely affect our profitability and operations.
In order to align our resources with our growth strategies, operate more efficiently and control costs, we have periodically announced restructuring plans, which include workforce reductions, plant closures and consolidations, asset impairments and other cost reduction initiatives. On March 1, 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program. This program includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities were ongoing during 2017 and 2018 and are expected to be completed in 2019. We may undertake additional restructuring actions and workforce reductions in the future. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned, and our operations and business may be disrupted.
The operations of our manufacturing facilities may be disrupted by union activities and other labor-related problems.
We have labor unions at certain of our facilities. As of December 31, 2018, we had approximately 500 unionized personnel in the United States. For such employees, we have entered into collective bargaining agreements with the respective labor unions. In the future, such agreements may limit our ability to contain increases in our labor costs as our ability to control future labor costs depends partly on the outcome of wage negotiations with our employees. Any future collective bargaining agreements may lead to further increases in our labor costs. Although our employees in certain other facilities are currently not unionized, there can be no assurance that they will continue to remain as such.
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
In the ordinary course of business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology, infrastructure and business processes may be vulnerable to malicious attacks or breached due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, failure to protect, failure to ensure the proper transfer or other loss of information could violate applicable privacy, data security and other laws and subject us to legal claims or proceedings and/or regulatory penalties, disruption of our operations, damage of our reputation, financial loss through unauthorized payments and/or cause a loss of confidence in our products and services, which could adversely affect our business. For example, the General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”), which took full effect on May 25, 2018, applies to all of our activities conducted from an establishment in the European Union or related to products and services that we offer to European Union users. A breach in our network or failure to properly protect or prevent the improper transfer of data could result in significant financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).
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
On December 22, 2017 the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”) which has and will continue to impact our provision for income taxes. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, limiting the deductibility of interest payments and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.
Failure of our customers to pay the amounts owed to us in a timely manner may adversely affect our financial condition and operating results.
We generally provide payment terms ranging from 30 to 50 days. As a result, we generate significant accounts receivable from sales to our customers, representing 30.9% and 33.6% of current assets as of December 31, 2018 and December 31, 2017, respectively. Accounts receivable from sales to customers were $60.6 million and $68.6 million as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, the largest amount owed by a single customer was approximately 10% of total accounts receivable. As of December 31, 2018, our allowance for doubtful accounts was approximately $1.8 million. If any of our significant customers have insufficient liquidity, we could encounter significant delays or defaults in payments owed to us by such customers, and we may need to extend our payment terms or restructure the receivables owed to us, which could have a significant adverse effect on our financial condition. Any deterioration in the financial condition of our customers will increase the risk of uncollectible receivables. Global economic uncertainty could also affect our customers’ ability to pay our receivables in a timely manner or at all or result in customers going into bankruptcy or reorganization proceedings, which could also affect our ability to collect our receivables.
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
We have approximately $400.5 million of indebtedness as of December 31, 2018, consisting of $382.4 million in U.S. term loans, $17.5 million in borrowings under existing non-U.S. debt agreements, and $0.6 million of capital leases.
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
The Senior Secured Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of Jason Incorporated, a wholly-owned subsidiary of Jason Industries, and its Restricted Subsidiaries (as defined in the Senior Secured Credit Facilities) to: incur additional indebtedness (including guaranty obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business, in each case, subject to certain limited exceptions. In addition, under the revolving loan portion of our Senior Secured Credit Facilities, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceeds $10 million at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a specified consolidated first lien leverage ratio. As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our Senior Secured Credit Facilities and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants, which may adversely affect our financial condition.
Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders could elect to accelerate payments due and terminate all commitments to extend further credit. Consequently, we may not have sufficient assets to repay the Senior Secured Credit Facilities, as well as other secured and unsecured indebtedness.
Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders thereunder could elect to declare all amounts outstanding under the Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Senior Secured Credit Facilities. If the lenders under our Senior Secured Credit Facilities accelerate the repayment of borrowings, we cannot assure that we will have sufficient assets to repay the Senior Secured Credit Facilities, as well as other secured and unsecured indebtedness.

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
As of December 31, 2018, there were 27,394,978 shares of our common stock issued and outstanding. While our common shares trade on Nasdaq, our stock is thinly traded (approximately 0.4%, or 97,000 shares, of our stock traded on an average daily basis during the year ended December 31, 2018), and you may have difficulty in selling your shares quickly.
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
Two of our largest shareholders have significant influence over our management and affairs and could exercise this influence against other shareholders’ best interests.
At February 26, 2019, Mr. Nelson Obus, one of our directors and, through Wynnefield Partners Small Cap Value LP and various other entities, one of our largest shareholders, beneficially owned approximately 18.6% of our outstanding shares of common stock. In addition, at February 26, 2019, Mr. Jeffry N. Quinn, one of our directors and largest shareholders, beneficially owned approximately 10.9% of our outstanding shares of common stock. As a result, pursuant to our bylaws and applicable laws and regulations, Messrs. Obus and Quinn, together with our executive officers and other directors, are able to exercise significant influence over our company, including, but not limited to, any shareholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our bylaws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.
A significant number of additional shares of our common stock may be issued upon the exercise or conversion of existing securities, which issuances would substantially dilute existing shareholders and may depress the market price of our common stock.
As of February 26, 2019, there were 27,644,672 shares of our common stock outstanding. In addition, (i) 13,993,773 shares of common stock can be issued upon the exercise of outstanding warrants, (ii) 3,296,882 shares of common stock can be issued upon conversion of our Series A Preferred Stock, which includes 1,506,053 shares of common stock potentially issuable upon conversion of additional shares of Series A Preferred Stock received as dividends over the next five years and assumes that the conversion ratio is not adjusted, and (iii) 6,667,319 shares of common stock are available for future issuance under our 2014 Omnibus Incentive Plan. From time to time, the Company may seek to obtain Board of Directors approval for additional future issuances of common stock. The issuance of shares of common stock would substantially dilute the proportionate ownership and voting power of existing security holders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.
Anti-takeover provisions contained in our certificate of incorporation and bylaws, the increased conversion rate triggered by a “fundamental change”, as well as provisions of Delaware law, could impair a takeover attempt.

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

•
the requirement that a special meeting of shareholders may be called only by the chairman of the Board of Directors, the chief executive officer, or the Board of Directors, which may delay the ability of our shareholders to force consideration of a proposal or to take action, including the removal of directors;

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

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our Board of Directors and management. In addition, the increased conversion rate of the Series A Preferred Stock into shares of our common stock that would be triggered by a “fundamental change” (as defined in the Certificate of Designations, Preferences, Rights and Limitations of the Series A Preferred Stock (the “Certificate of Designations”)) could discourage a potential acquirer, including potential acquirers that otherwise seek a transaction with us that would be attractive.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some shareholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.
Any provision of our certificate of incorporation, bylaws, Certificate of Designations or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our security holders to receive a premium for their securities and could also affect the price that some investors are willing to pay for our securities.
Our only significant asset is our indirect ownership of Jason Incorporated and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or preferred stock or satisfy our other financial obligations.
As of February 26, 2019, we have no direct operations and no significant assets other than the indirect ownership of Jason Incorporated. We depend on Jason Incorporated for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our preferred stock and common stock. Legal and contractual restrictions in agreements governing our senior secured credit facilities and future indebtedness of Jason Incorporated, as well as the financial condition and operating requirements of Jason Incorporated, may limit our ability to obtain cash from Jason Incorporated. The earnings from, or other available assets of, Jason Incorporated may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy its other financial obligations. In addition, the terms of our Series A Preferred Stock may from time to time prevent us from paying cash dividends on our common stock.

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
Further, even if adequate surplus is available to pay dividends on the Series A Preferred Stock, we may not have sufficient cash to pay cash dividends on the Series A Preferred Stock. Even if we do have sufficient cash to pay dividends, our capital allocation strategy may result in the Company electing to pay dividends in additional shares of Series A Preferred Stock. We have in the past, and may elect in the future, to pay dividends on the Series A Preferred Stock in shares of additional Series A Preferred Stock; however, our ability to pay dividends in shares of our Series A Preferred Stock may be limited by the number of shares of Series A Preferred Stock we are authorized to issue under our certificate of incorporation. As of January 1, 2019 we had 40,612 shares of our Series A Preferred Stock issued and outstanding out of 100,000 authorized shares.
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
The exercise price for our warrants is $12.00 per share. There is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless. Our warrants expire on June 30, 2019.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2018, Jason Industries owned or leased the following facilities:

	Number of Locations				Square Footage
	Manufacturing	Warehouse	Sales / Distribution / Admin	Total	Owned	Leased	Total
Finishing	15	—	4	19	493,000	565,000	1,058,000
Components	2	1	—	3	—	295,000	295,000
Seating	5	2	2	9	164,000	559,000	723,000
Acoustics	6	3	2	11	65,000	1,054,000	1,119,000
Corporate	—	—	1	1	—	19,000	19,000
	28	6	9	43	722,000	2,492,000	3,214,000
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest facilities are located in the United States, Mexico and Germany. We also maintain a presence in China, France, India, Portugal, Romania, Singapore, Spain, Sweden, Taiwan and the United Kingdom. See Note 9 “Leases” in the notes to the consolidated financial statements for information regarding our lease commitments.
ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company is subject to litigation incidental to its business, as well as other litigation of a non-material nature in the ordinary course of business. See Note 16, “Commitments and Contingencies” under the heading “Litigation Matters” in the notes to the consolidated financial statements for further information.
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
Holders
As of December 31, 2018, there were 27,394,978 shares of common stock outstanding, held of record by 75 holders, and 39,818 shares of Series A Preferred Stock outstanding, held of record by 5 holders. On January 1, 2019, an additional 794 shares of Series A Preferred Stock were issued to the 5 holders of record. In addition, 13,993,773 shares of common stock are issuable upon exercise of 13,993,773 warrants, held of record by 7 holders. The number of record holders of our common stock, Series A Preferred Stock and warrants does not include DTC participants or beneficial owners holding shares through nominee names.
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
Recent Issuer Purchases of Equity Securities
The following table contains detail related to the repurchase of common stock based on the date of trade during the three months ended December 31, 2018:

2018 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 29 to November 2	—	—	—	N/A
November 3 to November 30	—	—	—	N/A
December 1 to December 31	—	—	—	N/A
Total	—	—	—
(a) Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (1) have the Company reduce the number of shares otherwise deliverable or (2) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the year ended December 31, 2018, the Company withheld 2,837 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit awards.
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
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for (1) the Company’s common stock, (2) the Standard & Poor’s SmallCap 600 Index, and (3) the Dow Jones U.S. Diversified Industrials Index, for the five-year period ended December 31, 2018. The graph assumes the value of the investment in our common stock and each index was $100.00 on December 31, 2013 and that all dividends were reinvested. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Jason Industries, Inc., the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
12/14
12/15
12/16
12/17
12/18
Jason Industries, Inc.
S&P Smallcap 600
Dow Jones US Diversified Industrials

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Jason Industries, Inc.	$100.00	$97.52	$37.43	$17.82	$23.47	$13.56
S&P SmallCap 600	$100.00	$105.76	$103.67	$131.20	$148.56	$135.96
Dow Jones US Diversified Industrials	$100.00	$101.05	$114.02	$126.52	$118.18	$88.53

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016 have been derived from Jason Industries’ audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The selected financial data as of and for the year ended December 31, 2015, for the period June 30, 2014 through December 31, 2014 and the period January 1, 2014 through June 29, 2014 have been derived from Jason’s historical consolidated financial statements not included herein.
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

	Successor					Predecessor
	Year Ended December 31,				June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014
(in thousands, except per share data)	2018	2017	2016	2015
Statement of Operations Data:
Net sales	$612,948	$648,616	$705,519	$708,366	$325,335	$377,151
Cost of goods sold	486,668	517,764	574,412	561,076	270,676	294,175
Gross profit	126,280	130,852	131,107	147,290	54,659	82,976
Selling and administrative expenses	106,470	103,855	113,797	129,371	57,183	54,974
Impairment charges	—	—	63,285	94,126	—	—
(Gain) loss on disposals of property, plant and equipment - net	(1,142)	(759)	880	109	57	338
Restructuring	4,458	4,266	7,232	3,800	1,131	2,554
Transaction-related expenses	—	—	—	886	2,533	27,783
Operating income (loss)	16,494	23,490	(54,087)	(81,002)	(6,245)	(2,673)
Interest expense	(33,437)	(33,089)	(31,843)	(31,835)	(16,172)	(7,301)
Gain on extinguishment of debt	—	2,201	—	—	—	—
Equity income	1,024	952	681	884	381	831
Loss on divestiture	—	(8,730)	—	—	—	—
Gain from sale of joint ventures	—	—	—	—	—	3,508
Other income - net	654	319	900	97	167	107
(Loss) income before income taxes	(15,265)	(14,857)	(84,349)	(111,856)	(21,869)	(5,528)
Tax provision (benefit)	4,052	(10,384)	(6,296)	(22,255)	(7,889)	(573)
Net (loss) income	$(19,317)	$(4,473)	$(78,053)	$(89,601)	$(13,980)	$(4,955)
Less net gain (loss) attributable to noncontrolling interests	—	5	(10,818)	(15,143)	(2,362)	—
Net (loss) income attributable to Jason Industries	$(19,317)	$(4,478)	$(67,235)	$(74,458)	$(11,618)	$(4,955)
Accretion of preferred stock dividends and redemption premium	4,070	3,783	3,600	3,600	1,810	—
Net (loss) income available to common shareholders of Jason Industries	$(23,387)	$(8,261)	(70,835)	$(78,058)	$(13,428)	$(4,955)
(Loss) earnings per share: Basic and diluted	$(0.85)	$(0.32)	$(3.15)	$(3.53)	$(0.61)	$(4,955.00)
Weighted-average shares outstanding:
Basic and diluted	27,595	26,082	22,507	22,145	21,991	1

	Successor
	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$58,169	$48,887	$40,861	$35,944	$62,279
Total assets	503,597	546,323	583,836	697,092	788,733
Long-term debt	387,244	391,768	416,945	426,150	404,635
Total liabilities	517,537	540,639	586,978	612,098	606,058
Total stockholders’ (deficit) equity	(13,940)	5,684	(3,142)	84,994	182,675

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements for the years ended December 31, 2018, 2017 and 2016, including the notes thereto, included elsewhere in this Annual Report on Form 10-K. The Company’s actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item IA or in other parts of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
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
Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2018, the Company’s fiscal quarters were comprised of the three months ended March 30, June 29, September 28 and December 31. In 2017, the Company’s fiscal quarters were comprised of the three months ended March 31, June 30, September 29, and December 31.
Overview
Jason Industries is a global industrial manufacturing company with significant market share positions in each of its four segments: finishing, components, seating, and acoustics. The Company provides critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through its global network of 28 manufacturing facilities and 15 sales, administrative and/or warehouse facilities throughout the United States and 13 foreign countries. The Company has embedded relationships with long standing customers, superior scale and resources and specialized capabilities to design and manufacture specialized products on which our customers rely.
The Company focuses on markets with sustainable growth characteristics and where it is, or has the opportunity to become, the industry leader. The finishing segment focuses on the production of industrial brushes, polishing buffs and compounds, and abrasives that are used in a broad range of industrial and infrastructure applications. The components segment is a diversified manufacturer of expanded and perforated metal components and slip resistant surfaces. The seating segment supplies seating solutions to equipment manufacturers in the motorcycle, lawn and turf care, industrial, agricultural, construction and power sports end markets. The acoustics segment manufactures engineered non-woven, fiber-based acoustical products primarily for the automotive industry.
During the years ended December 31, 2018, 2017 and 2016, approximately 30%, 32% and 30%, respectively, of the Company’s sales were derived from customers outside the United States. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including, to the extent possible, their sales, to gauge relative performance and the outlook for the future.
General Market Conditions and Trends; Business Performance and Outlook
Demand for the Company’s products was mixed in 2018 when compared with 2017, with higher sales in the finishing and seating segments, offset by lower sales in the acoustics segment. Sales in the components segment were consistent with the prior year. Demand was mixed in 2017 when compared with 2016, with higher sales in the finishing segment, offset by lower sales in the components, seating and acoustics segments.
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
Sales levels for the components segment are dependent upon new railcars built in the U.S., as well as general U.S. industrial production levels. Railcar production increased in 2018 compared to a decline in 2017, and management expects modest increase in demand in the near term. Management believes U.S. GDP and industrial production will grow modestly. However, if the North American rail industry declines or experiences less growth than anticipated, customers in-source production, and/or U.S. GDP is flat or shrinks, there could be reduced demand for the components segment’s products, which would have a material negative impact on the components segment’s net sales and/or income from continuing operations. During 2018, the Company announced that it would be exiting the non-core smart meter product line with final production and sales occurring in the fourth quarter of 2018. Sales in the components segment for 2019 will be negatively impacted by this exit as this product line generated $21.8 million of sales in 2018.
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
Demand for products manufactured by the Company’s acoustics segment is primarily influenced by production levels and mix of vehicles produced in the North American automobile industry. Management believes that North American automotive lightweight vehicle production, which peaked in 2016, decreased approximately 4% in 2017 and remained flat in 2018, will modestly cycle down over the next several years. In 2018, car production decreased 11% from 2017, while the production of light trucks and SUVs increased 4.8%. If the industry weakens more than anticipated, or if the mix of cars, light trucks, SUVs and vans that are produced shifts significantly, there could be reduced demand for the acoustics segment’s products, which would have a material negative impact on the acoustics segment’s net sales and/or income from continuing operations.
The Company expects overall market conditions to remain challenging due to macro-economic uncertainties and monetary and fiscal policies of countries where we do business. While individual businesses and end markets continue to experience volatility, the Company expects to benefit as general economic conditions in North America and Western Europe are expected to experience modest growth. Regarding economic conditions, as discussed above, we expect the following in the near term:

•	modest global GDP growth;

•	increasing global industrial production;

•	slowing demand in the North American automotive industry;

•	lower demand in the motorcycle industry;

•	modest increase in demand in the North American rail industry;

•	continued strength in the construction industry; and

•	normal seasonal demand in the lawn and turf care market.
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
In 2018, the Company closed the Richmond, Indiana manufacturing facility in the acoustics segment and the United Kingdom manufacturing facility in the seating segment. In 2017, the Company closed the finishing segment’s Richmond, Virginia facility and moved the production to its existing facility in Richmond, Indiana. It also consolidated two facilities in Libertyville, Illinois in the components segment. In 2016, the Company wound down operations of the finishing segment facility in Brazil, and the components facility in Buffalo Grove, Illinois. The Company believes that geographic proximity to existing and potential customers provides logistical efficiencies, as well as important strategic and cost advantages, and has also taken steps to realign its footprint. The Company anticipates that costs associated with any future rationalization activities, as well as the capital required for any new facilities, will be funded by cash generated from operating activities.
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
Acquisitions - The Company uses acquisitions to increase revenues with existing customers and to expand revenues to both new markets and customers. The Company intends to pursue acquisitions that are accretive to EBITDA (earnings before interest, income taxes, depreciation and amortization) margins post-synergies, have strategic focus that aligns with our core strategy and generate the appropriate estimated return on investment as part of our capital resource and allocation process.
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
Key Events
In addition to the factors described above, the following strategic and operational events, which occurred during the years ended December 31, 2018, 2017 and 2016, affected the Company’s results of operations:
Divestitures. On August 30, 2017, the Company completed the divestiture of the European operations within the acoustics segment located in Germany (“Acoustics Europe”) for a net purchase price of $8.1 million, which included cash of $0.2 million, long-term debt assumed by the buyer of $3.0 million and other purchase price adjustments. The divestiture resulted in an $8.7 million pre-tax loss.
Tax Cuts and Jobs Act. On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act also added many new provisions including changes to bonus depreciation and the deductions for executive compensation and interest expense, among others. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. See further discussion of the Tax Reform Act within “Consolidated Results of Operations” below.
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
In connection with the goodwill impairment test in 2016, the Company engaged a third-party valuation firm to assist management with determining fair value estimates for the reporting units in the goodwill impairment test. The third-party valuation firm was also involved in estimating fair values of tangible and intangible assets used in the second step of the goodwill impairment test. In connection with obtaining an independent third-party valuation, management provided certain information and assumptions that were utilized in the fair value calculation. Significant assumptions used in determining reporting unit fair value include forecasted cash flows, revenue growth rates, adjusted EBITDA margins, weighted average cost of capital (discount rate), assumed tax treatment of a future sale of the reporting unit, terminal growth rates, capital expenditures, sales and EBITDA multiples used in the market approach, and the weighting of the income and market approaches. The fair value of the reporting units was determined using a weighted average of an income approach primarily based on the Company’s three year strategic plan and a market approach based on implied valuation multiples of public company peer groups for each reporting unit. Both approaches were deemed equally relevant in determining reporting unit enterprise value, and as a result, weightings of 50 percent were used for each. This fair value determination was categorized as Level 3 in the fair value hierarchy.
Key Financial Definitions
Net sales. Net sales reflect the Company’s sales of its products net of allowances for variable consideration, including rebates, discounts and product returns. Several factors affect net sales in any period, including general economic conditions, weather conditions, the timing of acquisitions and divestitures and the purchasing habits of its customers.
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
Impairment charges. As required by GAAP, when certain conditions or events occur, the Company recognizes impairment losses to reduce the carrying value of goodwill, other intangible assets and property, plant and equipment to their estimated fair values. During the year ended December 31, 2018, the Company recognized no impairment charges.
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
Loss on divestiture. On August 30, 2017, the Company completed the divestiture of its Acoustics Europe business. The loss on divestiture relates to the excess of the net assets of the business over the sales price less costs to sell and recognition of cumulative foreign currency translation adjustments upon closing of the divestiture.
Other income-net. Other income is principally comprised of royalty income received from non-U.S. licensees, rental income from subleasing activities and the employee benefit plan non-service cost components of net periodic benefit costs.
Tax provision (benefit). The Company’s tax benefit is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are different than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business, tax minimization planning and its ability to utilize various tax credits and net operating loss carryforwards. Income tax expense also includes the impact of provision to return adjustments, changes in valuation allowances and changes in reserve requirements for unrecognized tax benefits. In 2017 and 2018, the income tax benefit was also impacted by the provisions of the Tax Reform Act.
Accretion of preferred stock dividends and redemption premium. The Company records accretion of preferred stock dividends to reflect cumulative dividends on its preferred stock. The redemption premium relates to the exchange of Series A Preferred Stock for common stock of Jason Industries, Inc. and represents the excess of the exchange conversion rate over the agreement conversion rate. The accretion amounts are subtracted from net loss to arrive at the net loss available to common shareholders for the purposes of calculating the Company’s net loss per share available to common shareholders.
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

Consolidated Results of Operations
The following table sets forth our consolidated results of operations:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
(in thousands)
Net sales	$612,948	$648,616	$705,519
Cost of goods sold	486,668	517,764	574,412
Gross profit	126,280	130,852	131,107
Selling and administrative expenses	106,470	103,855	113,797
Impairment charges	—	—	63,285
(Gain) loss on disposals of property, plant and equipment - net	(1,142)	(759)	880
Restructuring	4,458	4,266	7,232
Operating income (loss)	16,494	23,490	(54,087)
Interest expense	(33,437)	(33,089)	(31,843)
Gain on extinguishment of debt	—	2,201	—
Equity income	1,024	952	681
Loss on divestiture	—	(8,730)	—
Other income - net	654	319	900
Loss before income taxes	(15,265)	(14,857)	(84,349)
Tax provision (benefit)	4,052	(10,384)	(6,296)
Net loss	$(19,317)	$(4,473)	$(78,053)
Less net gain (loss) attributable to noncontrolling interests	—	5	(10,818)
Net loss attributable to Jason Industries	$(19,317)	$(4,478)	$(67,235)
Accretion of preferred stock dividends and redemption premium	4,070	3,783	3,600
Net loss available to common shareholders of Jason Industries	$(23,387)	$(8,261)	$(70,835)

Total other comprehensive (loss) income	$(3,383)	$12,232	$(6,475)

Other financial data: (1)

(in thousands, except percentages)	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase/(Decrease)
			$	%
Consolidated
Net sales	$612,948	$648,616	$(35,668)	(5.5)%
Net loss	(19,317)	(4,473)	14,844	331.9
Net loss as a % of net sales	3.2%	0.7%	250 bps
Adjusted EBITDA	67,211	67,752	(541)	(0.8)
Adjusted EBITDA as a % of net sales	11.0%	10.4%	60 bps

	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase/(Decrease)
(in thousands, except percentages)			$	%
Consolidated
Net sales	$648,616	$705,519	$(56,903)	(8.1)%
Net loss	(4,473)	(78,053)	(73,580)	(94.3)
Net loss as a % of net sales	0.7%	11.1%	(1,040) bps
Adjusted EBITDA	67,752	64,160	3,592	5.6
Adjusted EBITDA as a % of net sales	10.4%	9.1%	130 bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for our definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

Year ended December 31, 2018 and the year ended December 31, 2017
Net sales. Net sales were $612.9 million for the year ended December 31, 2018, a decrease of $35.7 million, or 5.5%, compared with $648.6 million for the year ended December 31, 2017, reflecting decreased net sales in the acoustics segment of $44.6 million, partially offset by increased net sales in the finishing segment of $7.4 million, the seating segment of $1.2 million and the components segment of $0.4 million. The decrease of $44.6 million in the acoustics segment was partially due to a $22.9 million decrease related to the sale of the Acoustics Europe business.
See “Segment Financial Data” within this Item 7, “Management’s Discussion and Analysis”, for further discussion on net sales for each segment.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net positive impact of $5.2 million on consolidated net sales during the year ended December 31, 2018 compared with 2017, positively impacting the finishing and seating segments’ net sales by $4.6 million and $0.6 million, respectively. This was due principally to the net weakening of the U.S. dollar against the Euro and British Pound during the year ended December 31, 2018.
Cost of goods sold. Cost of goods sold was $486.7 million for the year ended December 31, 2018, compared with $517.8 million for the year ended December 31, 2017. The decrease in cost of goods sold was primarily due to lower manufacturing costs in the acoustics segment due to lower volumes and the sale of the Acoustics Europe business of $19.0 million, lower labor and material usage costs in the acoustics and seating segments as a result of operational efficiencies, lower repair and maintenance costs in the acoustics segment, and reduced costs resulting from the Company’s global cost reduction and restructuring program. The decrease was partially offset by increased cost of goods sold related to raw material inflation and higher freight costs across all segments, a $3.8 million increase related to foreign currency exchange rates, higher labor and material usage costs in the components segment as result of operational inefficiencies and higher net sales volume in the finishing and seating segments.
The reduced costs resulting from the Company’s global cost reduction and restructuring program were due to lower manufacturing costs as a result of the closure of the Richmond, Virginia facility in the finishing segment, closure of the Richmond, Indiana facility in the acoustics segment and the wind down of a facility in Brazil in the finishing segment.
Gross profit. For the reasons described above, gross profit was $126.3 million for the year ended December 31, 2018, compared with $130.9 million for the year ended December 31, 2017.
Selling and administrative expenses. Selling and administrative expenses were $106.5 million for the year ended December 31, 2018, compared with $103.9 million for the year ended December 31, 2017, an increase of $2.6 million.
The increase is primarily due to the acceleration of amortization expense of $2.3 million on intangible assets in the components segment related to the exit from non-core product lines for smart utility meter subassemblies in 2018, increased share-based compensation expense of $1.6 million, a $1.1 million increase related to foreign currency exchange rates and higher headcount due to open positions in 2017 and in the finishing segment due to additional selling personnel in 2018. The increase was partially offset by reduced selling and administrative expenses in the acoustics segment due to the divestiture of the Acoustics Europe business of $2.5 million and decreased incentive compensation of $1.6 million.
Impairment charges. There were no non-cash impairment charges for the years ended December 31, 2018 and 2017.
(Gain) loss on disposals of property, plant and equipment—net. Gain on disposals of property, plant and equipment - net for the year ended December 31, 2018 was $1.1 million, compared to $0.8 million for the year ended December 31, 2017. The gain on disposals of property, plant and equipment - net for the year ended December 31, 2018 includes a gain of $1.3 million on the sale of a building related to the closure of the seating segment’s U.K. facility, partially offset by a $0.2 million loss from the disposition of equipment in connection with the consolidation of two U.S. facilities in the components segment. The gain on disposals of property, plant and equipment - net for the year ended December 31, 2017 includes a gain of $0.5 million on the sale of a building related to the closure of the finishing segment’s Richmond, Virginia facility and a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility. Changes in the level of fixed asset disposals are dependent upon a number of factors, including changes in the level of asset sales, operational restructuring activities, and capital expenditure levels.
Restructuring. Restructuring costs were $4.5 million for the year ended December 31, 2018 compared to $4.3 million for the year ended December 31, 2017. During 2018 and 2017, such costs primarily relate to actions resulting from the global cost reduction and restructuring program announced on March 1, 2016. During 2018, such costs were primarily move costs related to the consolidation of two U.S. facilities in the components segment, the closure of a U.S. facility in the acoustics segment, the closure of a U.S. facility in the finishing segment and the closure of a U.K. facility in the seating segment, partially offset by a reduction in expense as a result of the statute of limitations expiring on certain unasserted employment matter claims in Brazil that were reserved within the finishing segment. During 2017, such costs were primarily severance and move costs related to the consolidation of two U.S. facilities in the components segment, the consolidation of two U.S. facilities in the finishing segment and the closure of a facility in Brazil in the finishing segment.
Interest expense. Interest expense was $33.4 million for the year ended December 31, 2018 compared with $33.1 million for the year ended December 31, 2017. The increase in interest expense primarily relates to higher interest rates for the year ended December 31, 2018 as compared to the year ended December 31, 2017, partially offset by a decrease in outstanding long-term debt balances. The effective interest rate on the Company’s total outstanding indebtedness for the year ended December 31, 2018 was 8.2% as compared to 7.6% for the year ended December 31, 2017.
See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
Gain on extinguishment of debt. Gain on extinguishment of debt was $2.2 million for the year ended December 31, 2017 and relates to the repurchase of $20.0 million of second lien term loans for $16.8 million in the second and third quarters of 2017. In connection with the repurchase, the Company wrote off $0.4 million of previously unamortized debt discount and $0.4 million of previously unamortized deferred financing costs, which were recorded as a reduction to the gain on extinguishment of debt.
See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
In the fourth quarter of 2017, the Company retired $2.4 million of foreign debt with cash received from the sale of Acoustics Europe and incurred a $0.2 million prepayment fee, which was recorded as an offset to the gain on extinguishment of debt.
Equity income. Equity income was $1.0 million for both the years ended December 31, 2018 and 2017.
Loss on divestiture. Loss on divestiture was $8.7 million for the year ended December 31, 2017. On August 30, 2017, the Company completed the divestiture of its Acoustics Europe business. The divestiture resulted in an $8.7 million pre-tax loss.
See Note 3, “ Divestiture” in the notes to the consolidated financial statements for further information.
Other income —net. Other income-net was $0.7 million for the year ended December 31, 2018, compared with $0.3 million for the year ended December 31, 2017. During 2018 and 2017, other income-net consisted of certain rental and royalty income streams. During 2018, other income-net also includes $0.4 million of legal settlement income related to proceeds from a supplier claim in the seating segment associated with periods prior to the Company’s go public business combination and $0.1 million of employee benefit plan non-service costs.
Loss before income taxes. For the reasons described above, loss before income taxes was $15.3 million for the year ended December 31, 2018 compared with $14.9 million for the year ended December 31, 2017.
Tax provision (benefit). The tax provision was $4.1 million for the year ended December 31, 2018, compared with a tax benefit of $10.4 million for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018 was (26.5)%, compared with 69.9% for the year ended December 31, 2017. The Company’s tax provision (benefit) is impacted by a number of factors, including, among others, the amount of taxable income or loss at the U.S. federal statutory rate, the amount of taxable earnings derived in foreign jurisdictions in which the majority have tax rates higher than the U.S. federal statutory rate after enactment of the Tax Reform Act, permanent items, state tax rates in jurisdictions where we do business and the ability to utilize various tax credits and net operating loss carry forwards to reduce income tax expense. The income tax provision (benefit) also includes the impact of provision to return adjustments, adjustments to valuation allowances and reserve requirements for unrecognized tax positions. For the years ended December 31, 2018 and 2017, the tax provision and tax benefit, respectively, were impacted by the enactment of the Tax Reform Act.
The 2018 effective tax rate of (26.5)% differs from the U.S. federal statutory rate of 21% due primarily to the provisions in the Tax Reform Act that (1) limit the deduction of interest expense for which no future tax benefit is expected and (2) require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets which is referred to as the global intangible low-taxed income (“GILTI”) provision. These provisions resulted in increases to the 2018 tax provision in the amounts of $6.5 million and $2.1 million, respectively. Also impacting the effective tax rate are state taxes and the impact of higher foreign tax rates when compared to the 21% U.S. federal statutory tax rate (primarily in Germany and Mexico).
The 2017 effective tax rate of 69.9% differs from the U.S. federal statutory rate of 35% due primarily to the provision in the Tax Reform Act that reduces the U.S. federal income tax rate to 21% from 35% effective January 1, 2018, state tax benefits, the impact of lower foreign tax rates when compared to the 35% U.S. federal 2017 statutory tax rate (primarily in Germany and Mexico) and the reversal of the valuation allowance on the deferred tax assets at a foreign subsidiary. These items were partially offset by the impact of the tax on the one-time deemed mandatory repatriation of undistributed foreign subsidiary earnings, change in assertion regarding permanent reeinvestment of earnings in our wholly-owned foreign subsidiaries and the vesting and forfeiture of share-based compensation for which no tax benefit will be realized.
The Company recognized the provisional impact of the Tax Reform Act in its consolidated financial statements for the year ended December 31, 2017. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $11.1 million tax benefit in the Company’s consolidated statements of operations for the year ended December 31, 2017. The Company had an estimated $54.5 million of undistributed foreign earnings and profits subject to the deemed mandatory repatriation and recognized a provisional $5.3 million of income tax expense in the Company’s consolidated statements of operations for the year ended December 31, 2017. During the year ended December 31, 2018, the Company finalized the accounting for these items and recorded an adjustment to reduce the amount of income tax expense attributable to the deemed mandatory repatriation of foreign subsidiary earnings and profits by $0.5 million. The final adjustment required to revalue net deferred tax liabilities was immaterial.
See Note 13, “Income Taxes” in the consolidated financial statements for a complete reconciliation of the U.S. statutory tax rate to the effective tax rate and more information on the Tax Reform Act and tax events in 2018 and 2017 affecting each year’s respective tax rates.
Net loss. For the reasons described above, net loss was $19.3 million for the year ended December 31, 2018 compared with $4.5 million for the year ended December 31, 2017.
Net gain (loss) attributable to noncontrolling interests. There was no net gain attributable to noncontrolling interests for the year ended December 31, 2018, compared with an immaterial net gain attributable to noncontrolling interests for the year ended December 31, 2017. Noncontrolling interests represented the Rollover Participants (as defined in “Item 1. Business”) interest in JPHI which was reduced to 0% as of February 23, 2017.
See Note 10, “Shareholders’ (Deficit) Equity” in the consolidated financial statements for further discussion.
Other comprehensive (loss) income. Other comprehensive loss was $3.4 million for the year ended December 31, 2018 compared with an other comprehensive gain of $12.2 million for the year ended December 31, 2017. The decrease was driven by less favorable foreign currency translation adjustments in 2018 compared to 2017 and less favorable employee retirement plan adjustments in 2018 compared to 2017, partially offset by the change in unrealized gains (losses) on cash flow hedges.
Other comprehensive loss for foreign currency translation adjustments was $4.6 million for the year ended December 31, 2018 compared with other comprehensive income for foreign currency translation adjustments of $10.5 million for the year ended December 31, 2017. Foreign currency translation adjustments are based on fluctuations in the value of foreign currencies (primarily the Euro) against the U.S. Dollar each period.
Employee retirement plan adjustments was a loss of $0.2 million for the year ended December 31, 2018, compared with a gain of $0.4 million for the year ended December 31, 2017. The employee retirement plan adjustments are based on actuarial valuations using a December 31 measurement date that include key assumptions regarding discount rates, expected returns on plan assets, retirement and mortality rates, future compensation increases, and health care cost trend rates. The employee retirement plan gain for the year ended December 31, 2017 primarily relates to actuarial gains recognized in U.S. pension and postretirement health care benefit plans within our finishing segment due to higher actual plan asset returns compared with the expected returns on plan assets and a decrease in expected future claim costs, respectively, partially offset by actuarial losses recognized in a German pension plan within our finishing segment due to an increase in future expected compensation.
Other comprehensive income for unrealized gains on cash flow hedges was $1.3 million for both the year ended December 31, 2018 and 2017. The net change in unrealized gains on cash flow hedges is based on the changes in current interest rates and market expectations of the timing and amount of future interest rate changes. In both 2018 and 2017, the fair value of the hedging instruments increased, based on actual and future expectations for interest rate increases.
Adjusted EBITDA. For the year ended December 31, 2018, Adjusted EBITDA was $67.2 million, or 11.0% of net sales, compared with $67.8 million, or 10.4% of net sales, for the year ended December 31, 2017, a decrease of $0.5 million. The decrease reflects lower Adjusted EBITDA in the acoustics segment of $6.5 million and the components segment of $0.1 million, partially offset by increased Adjusted EBITDA in the seating segment of $3.4 million, the finishing segment of $1.3 million and lower corporate expenses of $1.4 million. The change in Adjusted EBITDA in the acoustics segment includes a $2.1 million decrease from the sale of the Acoustics Europe business. Changes in foreign currency exchange rates compared with the U.S dollar had a positive impact of $0.7 million on consolidated Adjusted EBITDA for the year ended December 31, 2018 compared with the year ended December 31, 2017, positively impacting the finishing and seating segments’ Adjusted EBITDA by $0.6 million and $0.1 million, respectively.

See “Segment Financial Data” within this Item 7, “Management’s Discussion and Analysis,” for further discussion on Adjusted EBITDA for each segment.
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
The decrease of $43.3 million in the acoustics segment was partially due to a $10.5 million decrease related to the sale of the Acoustics Europe business. The decrease of $15.0 million in the components segment was partially due to a decrease of $8.9 million as a result of the strategic decision to discontinue certain product lines selling under the Assembled Products brand in 2016. The increase of $3.4 million in the finishing segment was net of a $4.7 million decrease associated with the wind down of a facility in Brazil.
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
See “Segment Financial Data” within Item 7, “Management’s Discussion and Analysis”, for further discussion on net sales for each segment.
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
See “Factors that Affect Operating Results - Key Events” in this MD&A and Note 7 “Goodwill and Other Intangible Assets” of the accompanying consolidated financial statements for further information.
(Gain) loss on disposals of property, plant and equipment-net. Gain on disposals of property, plant and equipment - net for the year ended December 31, 2017 was $0.8 million, compared to a loss of $0.9 million for the year ended December 31, 2016. The gain on disposals of property, plant and equipment - net for the year ended December 31, 2017 includes a gain of $0.5 million on the sale of a building related to the closure of the finishing segment’s Richmond, Virginia facility and a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility. The loss on disposals of property, plant and equipment - net for the year ended December 31, 2016 includes a loss of $0.6 million on a sale of a seating segment facility. Changes in the level of fixed asset disposals are dependent upon a number of factors, including changes in the level of asset sales, operational restructuring activities, and capital expenditure levels.
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
Gain on extinguishment of debt. Gain on extinguishment of debt was $2.2 million for the year ended December 31, 2017. The gain on extinguishment of debt in 2017 relates to the repurchase of $20.0 million of second lien term loans for $16.8 million in the second and third quarters of 2017. In connection with the repurchase, the Company wrote off $0.4 million of previously unamortized debt discount and $0.4 million of previously unamortized deferred financing costs, which were recorded as a reduction to the gain on extinguishment of debt.
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

See Note 3, “ Divestiture” in the notes to the consolidated financial statements for further information.
Other income -net. Other income-net was $0.3 million for the year ended December 31, 2017, compared with $0.9 million for the year ended December 31, 2016. During 2017 and 2016, other income-net consisted of certain rental and royalty income streams. During 2016, other income-net also included other one-time transactions within our finishing segment.
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
On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Reform Act. The legislation significantly changed U.S. tax law by lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, among others. The Tax Reform Act also added many new provisions including changes to bonus depreciation and the deductions for executive compensation and interest expense. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
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
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included those estimated amounts in its consolidated financial statements for the year ended December 31, 2017.
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
See Note 13, “Income Taxes” in the consolidated financial statements for a complete reconciliation of the U.S. statutory tax rate to the effective tax rate and more information on tax events in 2017 and 2016 affecting each year’s respective tax rates.
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
See Note 10, “Shareholders’ (Deficit) Equity” in the consolidated financial statements for further discussion.

Other comprehensive (loss) income. Other comprehensive income was $12.2 million for the year ended December 31, 2017 compared with an other comprehensive loss of $6.5 million for the year ended December 31, 2016. The increase was driven by more favorable foreign currency translation adjustments in 2017 compared to 2016, the change in unrealized gains (losses) on cash flow hedges and employee retirement plan adjustments.
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
Adjusted EBITDA. For the year ended December 31, 2017, Adjusted EBITDA was $67.8 million, or 10.4% of net sales, compared with $64.2 million, or 9.1% of net sales, for the year ended December 31, 2016, an increase of $3.6 million. The increase reflects higher Adjusted EBITDA in the finishing segment of $3.5 million, the seating segment of $0.2 million, the acoustics segment of $0.1 million and lower corporate expenses of $4.1 million, partially offset by decreased Adjusted EBITDA in the components segment of $4.4 million. The change in Adjusted EBITDA in the acoustics segment includes a $1.2 million decrease from the sale of the Acoustics Europe business. Changes in foreign currency exchange rates compared with the U.S. dollar had a positive impact of $0.1 million on consolidated adjusted EBITDA for the year ended December 31, 2017 compared with the year ended December 31, 2016.
See “Segment Financial Data” within this MD&A for further discussion on Adjusted EBITDA for each segment.
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

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands) (unaudited):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Net loss	(19,317)	$(4,473)	$(78,053)
Tax provision (benefit)	4,052	(10,384)	(6,296)
Interest expense	33,437	33,089	31,843
Depreciation and amortization	42,604	38,934	44,041
EBITDA	60,776	57,166	(8,465)
Adjustments:
Impairment charges(1)	—	—	63,285
Restructuring(2)	4,458	4,266	7,232
Integration and other restructuring costs(3)	410	(569)	1,980
Share-based compensation(4)	2,709	1,119	(752)
(Gain) loss on disposals of property, plant and equipment - net (5)	(1,142)	(759)	880
Gain on extinguishment of debt (6)	—	(2,201)	—
Loss on divestiture (7)	—	8,730	—
Total adjustments	6,435	10,586	72,625
Adjusted EBITDA	$67,211	$67,752	$64,160

(1)
Impairment charges for the year ended December 31, 2016 primarily relate to non-cash impairment of goodwill of $29.8 million and $33.2 million in the acoustics and components segments, respectively. See “Factors that Affect Operating Results - Key Events” within this MD&A and Note 7 “Goodwill and Other Intangible Assets” of the accompanying consolidated financial statements for further information.

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

(3)
In 2018, integration and other restructuring costs included $0.3 million for costs related to the exit of the non-core smart meter product line in the components segment, $0.2 million for expected settlement costs related to a legal claim in the former Assembled Products business in the components segment associated with periods prior to the Company’s go public business combination, $0.1 million related to legal entity restructuring activities and $0.1 million associated with the insurance deductible related to a force majeure incident at a supplier in the seating segment. The supplier incident had resulted in incremental costs to maintain production throughout 2018, with such costs offset by insurance recoveries received during the third and fourth quarters of 2018. These costs were partially offset by $0.4 million of legal settlement income related to proceeds from a supplier claim in the seating segment associated with periods prior to the Company’s go public business combination. Such costs are not included in restructuring for GAAP purposes.

In 2017, integration and restructuring costs includes the reversal of a liability recorded in acquisition accounting from the Business Combination in 2014. In 2016, integration and other restructuring costs includes costs associated with the start-up of new acoustics segment facilities in Warrensburg, Missouri and Richmond, Indiana. Additionally, the costs include a $0.6 million reversal of a reserve related to the Newcomerstown fire recorded in acquisition accounting for the Business Combination in 2014 and $0.7 million of charges recorded to reduce inventory balances to estimated net realizable value at our Brazil location within the finishing segment.

(4)
Represents share-based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan. During 2016, share based compensation included $2.5 million of income due to a decrease in assumed vesting levels of Adjusted EBITDA based awards. See Note 11, “Share-Based Compensation” of the accompanying consolidated financial statements for further information.

(5)
(Gain) loss on disposals of property, plant and equipment - net for the year ended December 31, 2018 includes a gain of $1.3 million on the sale of a building related to the closure of the seating segment’s U.K. facility, partially offset by a $0.2 million loss from the disposition of equipment in connection with the consolidation of two U.S. facilities in the components segment. Gain on disposals of property, plant and equipment - net for the year ended

December 31, 2017 includes a gain of $0.5 million on the sale of a building related to the closure of the finishing segment’s Richmond, Virginia facility and a gain of $0.4 million on the sale of equipment related to the closure of the components segment’s Buffalo Grove, Illinois facility. Loss on disposals of property, plant and equipment - net for the year ended December 31, 2016 includes a loss of $0.6 million on the sale of a seating segment facility.

(6)
Represents gains on extinguishment of Second Lien Term Loan debt, net of a prepayment fee to retire foreign debt in the fourth quarter of 2017. See Note 8, “Debt and Hedging Instruments” of the accompanying consolidated financial statements for further information.

(7)
On August 30, 2017, the Company completed the divestiture of its Acoustics Europe business. The divestiture resulted in an $8.7 million pre-tax loss. See Note 3, “Divestiture” of the accompanying consolidated financial statements for further information.

Adjusted EBITDA percentage of net sales. Adjusted EBITDA as a percentage of net sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments.
Segment Financial Data
The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the years ended December 31, 2018 and 2017. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for our definition of Adjusted EBITDA and a reconciliation of the Company’s consolidated Adjusted EBITDA to Net Loss, which is the nearest GAAP measure.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase/(Decrease)
(in thousands, except percentages)			$	%
Finishing
Net sales	$207,637	$200,284	$7,353	3.7%
Adjusted EBITDA	28,979	27,661	1,318	4.8
Adjusted EBITDA % of net sales	14.0%	13.8%	20 bps
Components
Net sales	$83,028	$82,621	$407	0.5%
Adjusted EBITDA	9,746	9,888	(142)	(1.4)
Adjusted EBITDA % of net sales	11.7%	12.0%	(30) bps
Seating
Net sales	$160,322	$159,129	$1,193	0.7%
Adjusted EBITDA	19,747	16,348	3,399	20.8
Adjusted EBITDA % of net sales	12.3%	10.3%	200 bps
Acoustics
Net sales	$161,961	$206,582	$(44,621)	(21.6)%
Adjusted EBITDA	20,868	27,341	(6,473)	(23.7)
Adjusted EBITDA % of net sales	12.9%	13.2%	(30) bps
Corporate
Adjusted EBITDA	$(12,129)	$(13,486)	$1,357	10.1%
Consolidated
Net sales	$612,948	$648,616	$(35,668)	(5.5)%
Adjusted EBITDA	67,211	67,752	(541)	(0.8)
Adjusted EBITDA % of net sales	11.0%	10.4%	60 bps

The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase/(Decrease)
(in thousands, except percentages)			$	%
Finishing
Net sales	$200,284	$196,883	$3,401	1.7%
Adjusted EBITDA	27,661	24,200	3,461	14.3
Adjusted EBITDA % of net sales	13.8%	12.3%	150 bps
Components
Net sales	$82,621	$97,667	$(15,046)	(15.4)%
Adjusted EBITDA	9,888	14,249	(4,361)	(30.6)
Adjusted EBITDA % of net sales	12.0%	14.6%	(260) bps
Seating
Net sales	$159,129	$161,050	$(1,921)	(1.2)%
Adjusted EBITDA	16,348	16,122	226	1.4
Adjusted EBITDA % of net sales	10.3%	10.0%	30 bps
Acoustics
Net sales	$206,582	$249,919	$(43,337)	(17.3)%
Adjusted EBITDA	27,341	27,202	139	0.5
Adjusted EBITDA % of net sales	13.2%	10.9%	230 bps
Corporate
Adjusted EBITDA	$(13,486)	$(17,613)	$4,127	23.4%
Consolidated
Net sales	$648,616	$705,519	$(56,903)	(8.1)%
Adjusted EBITDA	67,752	64,160	3,592	5.6
Adjusted EBITDA % of net sales	10.4%	9.1%	130 bps

Finishing Segment
	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$207,637	$200,284	$7,353	3.7%
Adjusted EBITDA	28,979	27,661	1,318	4.8
Adjusted EBITDA % of net sales	14.0%	13.8%	20 bps
For the year ended December 31, 2018, net sales were $207.6 million, an increase of $7.4 million, or 3.7%, compared with $200.3 million for the year ended December 31, 2017. On a constant currency basis (net positive currency impact of $4.6 million for the year ended December 31, 2018), revenues increased by $2.8 million for the year ended December 31, 2018. Excluding currency impact, the increase in net sales for the year ended December 31, 2018 was primarily due to increases in volume in industrial end markets globally and increased pricing, partially offset by a $0.6 million decrease associated with the wind down of the finishing segment’s facility in Brazil and decreases in volume associated with strategic decisions related to exiting unprofitable customers and products.
Adjusted EBITDA for the year ended December 31, 2018 increased $1.3 million to $29.0 million (14.0% of net sales) from $27.7 million (13.8% of net sales) for the year ended December 31, 2017. On a constant currency basis (net positive impact of $0.6 million for the year ended December 31, 2018), Adjusted EBITDA increased $0.7 million for the year ended December 31, 2018. Excluding currency impact, the increase in Adjusted EBITDA for the year ended December 31, 2018 was primarily due to increases in sales volume in industrial end markets globally, increased pricing and decreased incentive compensation, partially offset by increased compensation costs due to additional selling personnel in 2018 supporting commercial growth iniatives, raw material inflation, increased freight costs and increased manufacturing costs due to operational inefficiencies related to the Richmond, Virginia plant closure and move of production to the Richmond, Indiana facility.

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
Adjusted EBITDA for the year ended December 31, 2017 increased $3.5 million to $27.7 million (13.8% of net sales) from $24.2 million (12.3% of net sales) for the year ended December 31, 2016. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The increase in Adjusted EBITDA for the year ended December 31, 2017 primarily resulted from increases in sales volume to industrial end markets in Europe and North America, savings in selling and administrative expenses as a result of the Company’s global cost reduction and restructuring program and other spending controls, partially offset by increased incentive compensation.

Components Segment
	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$83,028	$82,621	$407	0.5%
Adjusted EBITDA	9,746	9,888	(142)	(1.4)
Adjusted EBITDA % of net sales	11.7%	12.0%	(30) bps
For the year ended December 31, 2018, net sales were $83.0 million, an increase of $0.4 million or 0.5%, compared with $82.6 million for the year ended December 31, 2017. The increase in net sales was primarily due to increased pricing and higher sales volumes in smart utility meters in connection with the phase out of this product line, partially offset by lower sales volumes in rail and perforated and expanded metal products.
Adjusted EBITDA decreased $0.1 million, or 1.4%, for the year ended December 31, 2018 to $9.7 million (11.7% of net sales) compared to $9.9 million (12.0% of net sales) for the year ended December 31, 2017. The decrease in Adjusted EBITDA for the year ended December 31, 2018 primarily resulted from raw material inflation for steel, lower sales volumes in rail and perforated and expanded metal products, increased freight costs and higher labor and material usage costs as result of operational inefficiencies, partially offset by increased pricing, decreased incentive compensation and reduced manufacturing costs due to continuous improvement initiatives.

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

Seating Segment
	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$160,322	$159,129	$1,193	0.7%
Adjusted EBITDA	19,747	16,348	3,399	20.8
Adjusted EBITDA % of net sales	12.3%	10.3%	200 bps
For the year ended December 31, 2018, net sales were $160.3 million, an increase of $1.2 million, or 0.7%, compared with $159.1 million for the year ended December 31, 2017. On a constant currency basis (net positive currency impact of $0.6 million for the year ended December 31, 2018), revenues increased by $0.6 million for the year ended December 31, 2018. The increase in net sales for the year ended December 31, 2018 was primarily due to increases in sales volume in the construction and agriculture markets and improved pricing, partially offset by a decrease in sales volume in the motorcycle market and lower volume in the turf care market due to a late start to spring resulting in a shortened selling season.
For the year ended December 31, 2018, Adjusted EBITDA was $19.7 million (12.3% of net sales), compared to $16.3 million (10.3% of net sales) for the year ended December 31, 2017. On a constant currency basis (net positive currency impact of $0.1 million for the year ended December 31, 2018), Adjusted EBITDA increased by $3.3 million for the year ended December 31, 2018. The increase in Adjusted EBITDA for the year ended December 31, 2018 was primarily due to improved pricing, increased sales volume in the construction and agriculture markets and lower material usage and labor costs from continuous improvement projects, partially offset by decreased sales volume in the motorcycle and turf care markets, increased incentive compensation, raw material inflation and higher freight costs.

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

Acoustics Segment
	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$161,961	$206,582	$(44,621)	(21.6)%
Adjusted EBITDA	20,868	27,341	(6,473)	(23.7)
Adjusted EBITDA % of net sales	12.9%	13.2%	(30) bps
For the year ended December 31, 2018, net sales were $162.0 million, a decrease of $44.6 million, or 21.6%, compared with $206.6 million for the year ended December 31, 2017. Changes in foreign currency exchange rates did not significantly impact net sales. The decrease was primarily due to $22.9 million of lower sales as a result of the divestiture of the Acoustics Europe business in August 2017, a net decrease in vehicle platforms, a decrease in demand for car platforms due to a shift from passenger cars to light trucks and sport utility vehicles and lower pricing on existing platforms.
For the year ended December 31, 2018, Adjusted EBITDA was $20.9 million (12.9% of net sales), compared with $27.3 million (13.2% of net sales) for the year ended December 31, 2017. Changes in foreign currency exchange rates did not significantly impact Adjusted EBITDA. The decrease in Adjusted EBITDA for the year ended December 31, 2018 was primarily due to lower sales volumes, lower pricing on existing platforms, raw material inflation, higher freight costs, increased manufacturing costs due to operational inefficiencies related to the Richmond, Indiana plant consolidation and $2.1 million due to the divestiture of the Acoustics Europe business, partially offset by lower material usage and labor costs as a result of operational continuous improvement initiatives, lower repair and maintenance costs and decreased incentive compensation.

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

Corporate
	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase/(Decrease)
(in thousands, except percentages)			$	%
Adjusted EBITDA	$(12,129)	$(13,486)	$1,357	10.1%
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
The decrease of $1.4 million in corporate expense for the year ended December 31, 2018 compared to the prior year primarily resulted from lower third party professional fees and decreased incentive compensation, partially offset by increased compensation costs due to higher headcount from open positions in 2017.

	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase/(Decrease)
(in thousands, except percentages)			$	%
Adjusted EBITDA	$(13,486)	$(17,613)	$4,127	23.4%
The decrease of $4.1 million in corporate expense for the year ended December 31, 2017 compared to the prior year primarily resulted from $2.8 million of non-recurring third-party professional fees associated with investments in manufacturing and supply chain improvement initiatives incurred during the year ended December 31, 2016, the transition of the Company’s Chief Executive Officer and Chief Operating Officer and other spending controls, partially offset by increased incentive compensation.

Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of December 31, 2018, the Company had $58.2 million of available cash, $29.4 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $11.8 million available under revolving loan facilities that the Company maintains outside the U.S. As of December 31, 2018, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $4.9 million. Included in the Company’s consolidated cash balance of $58.2 million at December 31, 2018 is cash of $34.9 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures, and debt service requirements.
As of December 31, 2017, the Company had $48.9 million of available cash, $33.9 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $12.7 million available under short-term revolving loan facilities that the Company maintains outside the U.S. As of December 31, 2017, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $6.1 million. Included in the Company’s consolidated cash balance of $48.9 million at December 31, 2017 was $24.3 million of cash held at Jason’s non-U.S. operations.
Indebtedness
As of December 31, 2018, the Company’s total outstanding indebtedness of $393.8 million was comprised of term loans outstanding under its Senior Secured Credit Facilities of $375.7 million (net of a debt discount of $2.7 million and deferred financing costs of $4.1 million), various foreign bank term loans and revolving loan facilities of $17.5 million and capital lease obligations of $0.6 million. No borrowings were outstanding under the U.S. revolving loan facility portion of the Senior Secured Credit Facilities as of December 31, 2018.
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
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $17.5 million as of December 31, 2018, including borrowings of $15.0 million incurred by the Company’s subsidiaries in Germany, and borrowings totaled $21.8 million as of December 31, 2017, including borrowings of $18.0 million incurred by the Company’s subsidiaries in Germany. The foreign debt obligations in Germany primarily relate to term loans within our finishing segment of $15.0 million at December 31, 2018 and $18.0 million at December 31, 2017. The borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025.
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
The First Lien Credit Agreement, as amended, provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $292.5 million is outstanding as of December 31, 2018, and (ii) a revolving loan of up to $34.3 million (including revolving loans, a $10.0 million swingline loan sublimit, and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the first lien senior secured loan facilities (the “First Lien Credit Facilities”). The Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million, of which $89.9 million is outstanding as of December 31, 2018, under the second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit

Facilities”). During 2018, the Company amended its Revolving Credit Facility to extend the maturity date to June 30, 2020. The amendment reduced the borrowing capacity from $40.0 million to $34.3 million until June 30, 2019, and thereafter, $30.0 million until June 30, 2020. In connection with the amendment, the Company paid deferred financing costs of $0.6 million which have been recorded within other assets-net within the consolidated balance sheets.
The Revolving Credit Facility matures June 30, 2020, the First Lien Term Loans mature June 30, 2021 and the Second Lien Term Loans mature June 30, 2022. The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to $0.8 million, with the balance payable at maturity. Neither the Revolving Credit Facility nor the Second Lien Term Loans amortize, however each is repayable in full at maturity.
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
Interest Rate and Fees. At our election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the “administrative agent’s prime rate”, (b) the federal funds effective rate plus 0.50% or (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings under the First Lien Term Facility and Second Lien Term Facility are subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility may be subject to adjustment based upon Jason Incorporated’s consolidated first lien net leverage ratio.
Interest Rate Hedge Contracts. To manage exposure to fluctuations in interest rates, the Company entered into forward interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at December 31, 2018 and December 31, 2017. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the year ended December 31, 2018, the Company recognized $0.2 million of interest income related to the Swaps. There was $1.9 million interest expense recognized in 2017 and no interest expense recognized in 2016. Based on current interest rates, the Company expects to recognize interest income of $1.5 million related to the Swaps in 2019.
The fair values of the Company’s Swaps are recorded on the consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The net fair value of the Swaps was a net asset of $1.9 million at December 31, 2018 and a net asset of $0.1 million at December 31, 2017, respectively. See the amounts recorded on the consolidated balance sheets within the table below:

	December 31, 2018	December 31, 2017
Interest rate swaps:
Recorded in other current assets	$1,325	$—
Recorded in other assets - net	542	537
Recorded in other current liabilities	—	(458)
Total net asset derivatives designated as hedging instruments	$1,867	$79
Mandatory Prepayment. Subject to certain exceptions, the Senior Secured Credit Facilities are subject to mandatory prepayments in amounts equal to: (1) a percentage of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Jason Incorporated or any of its Restricted Subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from the issuance or incurrence of debt by Jason Incorporated or any of its Restricted Subsidiaries (other than indebtedness permitted by the Senior Secured Credit Facilities); and (3) 75% (with step-downs to 50%, 25% and 0% based upon achievement of specified consolidated first lien net leverage ratios under the First Lien Credit Facilities and specified consolidated total net leverage ratios under the Second Lien Term Facility) of annual excess cash flow, as defined, of Jason Incorporated and its Restricted Subsidiaries. Other than the payment of customary “breakage” costs, Jason Incorporated may voluntarily prepay outstanding loans at any time. For the year ended December 31, 2018, there is no required mandatory excess cash flow prepayment under the Senior Secured Credit Facilities. At December 31, 2017, a mandatory excess cash flow prepayment of $2.5 million under the Senior Secured Credit Facilities was included within the current portion of long-term debt in the consolidated balance sheets. The mandatory prepayment of $2.5 million was paid on April 6, 2018.
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
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed $10.0 million at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 4.50 to 1.00, with a decrease to 4.25 to 1.00 on December 31, 2019 and remaining at that level thereafter. If such outstanding amounts do not exceed $10.0 million at the end of any fiscal quarter, no financial covenants are applicable. As of December 31, 2018 the consolidated first lien net leverage ratio was 3.64 to 1.00 on a pro forma trailing twelve-month basis calculated in accordance with the respective provisions of the Credit Agreements which exclude the Second Lien Term Loans from the calculation of net debt (numerator) and allow the inclusion of certain pro forma adjustments and exclusion of certain specified or nonrecurring costs and expenses in calculating Adjusted EBITDA (denominator). The aggregate outstanding amount of all revolving loans, swingline loans and certain letters of credit was less than $10.0 million at December 31, 2018. As of December 31, 2018, the Company was in compliance with the financial covenants contained in its credit agreements.
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

Series A Preferred Stock
Holders of the 40,612 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock.
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the year ended December 31, 2018:

(in thousands, except share and per share amounts)
Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2018	November 15, 2017	$20.00	$974	968
April 1, 2018	February 15, 2018	$20.00	$751	748
July 1, 2018	May 15, 2018	$20.00	$766	763
October 1, 2018	August 15, 2018	$20.00	$781	778
On November 1, 2018, the Company announced a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on January 1, 2019 to holders of record on November 15, 2018. As of December 31, 2018, the Company has recorded the 794 additional Series A Preferred Stock shares declared for the dividend of $0.8 million within preferred stock in the consolidated balance sheets.
Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”), a non-GAAP measure, as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable as a percentage of net sales. NOWC as a percentage of trailing twelve month net sales was 12.5% as of December 31, 2018 and 13.7% as of December 31, 2017. The calculation of NOWC as a percentage of sales for December 31, 2017 excludes $22.9 million of trailing twelve month net sales relating to Acoustics Europe, which was sold on August 30, 2017. Set forth below is a table summarizing NOWC as of December 31, 2018 and December 31, 2017. NOWC as a percentage of trailing twelve month net sales was favorably impacted by approximately 0.5% as of December 31, 2018, related to the exit of the non-core smart utility meter subassemblies product line.

(in thousands)	December 31, 2018	December 31, 2017
Accounts receivable—net	60,559	68,626
Inventories	63,747	70,819
Accounts payable	(47,497)	(53,668)
NOWC	$76,809	$85,777
In overall dollar terms, the Company’s NOWC is generally lower at the end of the calendar year due to reduced sales activity around the holiday season. NOWC generally peaks at the end of the first quarter as the Company experiences high seasonal demand from certain customers, particularly those serving the motorcycle and turf care markets to fill the supply chain for the spring season. There are, however, variations in the seasonal demands from year to year depending on weather, customer inventory levels, customer planning, and model year changes. The Company historically generates approximately 51%-55% of its annual net sales in the first half of the year.
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
Capital expenditures during the year ended December 31, 2018 were $13.8 million, or 2.2% of net sales. Capital expenditures for 2019 are expected to be approximately 2.0% to 2.5% of net sales, but could vary from that depending on business performance, growth opportunities, project activity and the amount of assets we lease instead of purchase. The Company finances its annual capital requirements with funds generated from operations.

Warrant Repurchase
As of December 31, 2018, the Company had 13,993,773 warrants outstanding. Each outstanding warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $12.00 per share, subject to adjustment, at any time. The warrants will expire on June 30, 2019, or earlier upon redemption.
In February 2015, our Board of Directors authorized the purchase of up to $5.0 million of our outstanding warrants. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the years ended December 31, 2018 and December 31, 2017.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
(in thousands)
Cash flows provided by operating activities	$29,757	$30,091	$35,117
Cash flows (used in) provided by investing activities	(10,374)	715	(16,453)
Cash flows used in financing activities	(9,266)	(24,278)	(12,843)
Effect of exchange rate changes on cash and cash equivalents	(835)	1,498	(904)
Net increase in cash and cash equivalents	9,282	8,026	4,917
Cash and cash equivalents, beginning of period	48,887	40,861	35,944
Cash and cash equivalents, end of period	$58,169	$48,887	$40,861
Depreciation and amortization	$42,604	$38,934	$44,041
Capital expenditures	$13,753	$15,873	$19,780
Cash paid during the year for interest	$30,687	$30,242	$28,717
Cash paid during the year for income taxes, net of refunds	$6,480	$6,843	$7,163
Year Ended December 31, 2018 and Year Ended December 31, 2017
Cash Flows Provided by Operating Activities
For the year ended December 31, 2018, cash flows provided by operating activities were $29.8 million compared to $30.1 million for the year ended December 31, 2017, a decrease of $0.3 million. For the year ended December 31, 2018, net income exclusive of non cash items, net operating working capital and dividends from joint ventures provided $24.9 million, $7.2 million and $0.8 million of operating cash flow, respectively, and changes in other assets and liability balances used $3.2 million of operating cash flow. For the year ended December 31, 2017, net income exclusive of non cash items, changes in other assets and liability balances and net operating working capital provided $26.0 million, $2.1 million and $2.9 million of operating cash flow, respectively, and transaction fees on divestiture used $0.9 million of operating cash flows.
Cash Flows (Used in) Provided by Investing Activities
Cash flows used in investing activities was $10.4 million for the year ended December 31, 2018 compared to cash flows provided by investing activities of $0.7 million for the year ended December 31, 2017. The increase in cash flows used in investing activities was primarily the result of lower proceeds from disposals of property, plant and equipment of $5.3 million and lower proceeds from divestitures of $7.9 million. The proceeds from disposals of property, plant and equipment for the year ended December 31, 2018 were primarily due to the proceeds received from the building sale related to the closure of the seating segment’s U.K. facility in December 2018 and for the year ended December 31, 2017 were primarily due to the proceeds received from the building sale executed in connection with the sale leaseback of our Libertyville, Illinois facility in April 2017 and the sale of a building related to the closure of the finishing segment’s Richmond, Virginia facility in August 2017. Lower capital expenditures of $2.1 million partially offset the increase in cash used in investing activities.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $9.3 million for the year ended December 31, 2018 compared with $24.3 million for the year ended December 31, 2017. The decrease in cash flows used in financing activities was driven by lower payments of $16.2 million on First and Second Lien term loans. This was offset by net payments of other long-term debt of $3.7 million for the year ended December 31, 2018 as compared to $2.2 million for the year ended December 31, 2017, a net increase of $1.5 million. In addition, cash flows used in financing activities decreased for value added taxes received on the U.K. building sale of $0.7 million, which will be paid out in 2019, offset by an increase from deferred financing costs of $0.6 million incurred in connection with the amendment to the Company’s Revolving Credit Facility.
Depreciation and Amortization
Depreciation and amortization totaled $42.6 million for the year ended December 31, 2018, compared with $38.9 million for the year ended December 31, 2017. Depreciation and amortization for the year ended December 31, 2018 is higher than incurred by the Company in the prior period primarily due to $2.3 million of accelerated intangible amortization expense recorded for a customer relationship intangible asset related to non-core smart utility meter product lines in the components segment and $1.4 million of accelerated depreciation expense related to the closure of the Richmond, Indiana facility in the acoustics segment.

Capital Expenditures
Capital expenditures totaled $13.8 million for the year ended December 31, 2018, compared with $15.9 million for the year ended December 31, 2017. The lower capital expenditures are primarily driven by a lower level of project activity in 2018 compared with 2017.
Cash Paid for Interest
Cash paid for interest totaled $30.7 million for the year ended December 31, 2018 and $30.2 million for the year ended December 31, 2017. The increase in cash paid for interest primarily relates to higher interest rates for 2018 as compared to 2017, partially offset by a decrease in outstanding long-term debt balances.
Cash Paid for Income Taxes
Cash paid for income taxes net of refunds totaled $6.5 million for the year ended December 31, 2018 and $6.8 million for the year ended December 31, 2017.
Year Ended December 31, 2017 and Year Ended December 31, 2016
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities totaled $30.1 million for the year ended December 31, 2017 compared to $35.1 million for the year ended December 31, 2016, a decrease of $5.0 million. Changes in net operating working capital decreased operating cash flow by $8.8 million, driven primarily by a higher level of cash generated from a reduction in working capital in 2016 as compared to 2017, partially offset by higher income exclusive of non cash items in 2017. Higher working capital reductions in 2016 resulted from the billing and collection of prepaid customer tooling on new acoustics segment platforms along with higher inventory decreases and accounts payable increases, partially offset by higher accounts receivable reductions and accrued compensation increases in 2017.
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
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $24.3 million for the year ended December 31, 2017 compared to cash flows used in financing activities of $12.8 million for the year ended December 31, 2016. The increase in cash flows used in financing activities was due to higher payments of $18.7 million on First and Second Lien term loans for the buyback of Second Lien debt during 2017 and $1.6 million lower proceeds from other long-term debt borrowings. This was offset by lower preferred stock dividend payments of $3.6 million due to all dividends in 2017 being paid in additional shares of Series A Preferred Stock and $5.3 million lower payments of other long-term debt.
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
Capital Expenditures
Capital expenditures for property, plant, and equipment totaled $15.9 million for the year ended December 31, 2017, compared with $19.8 million for the year ended December 31, 2016. The lower capital expenditures are primarily driven by a lower level of project activity in 2017 compared with 2016.
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
Commitments and Contractual Obligations
The following table presents the Company’s commitments and contractual obligations as of December 31, 2018, as well as its long-term obligations (in thousands):

		Payments Due by Period
	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt obligations under U.S. credit agreement	$382,427	$3,100	$289,440	$89,887	$—
Other long-term debt obligations	17,469	3,176	5,868	5,969	2,456
Interest payments on long-term debt obligations(1)	85,599	30,326	50,014	5,228	31
Capital lease obligations(2)	613	268	319	26	—
Operating lease obligations(3)	59,189	10,654	16,145	10,699	21,691
Purchase obligations(4)	535	429	77	29	—
Multiemployer and UK pension obligations(5)	2,874	373	747	747	1,007
Total before other long-term liabilities	$548,706	$48,326	$362,610	$112,585	$25,185
Other long-term liabilities(6)	17,674
Total	$566,380

(1)
Amounts represent the expected cash payments of interest expense on all long-term debt obligations and were calculated using interest rates in place as of December 31, 2018 and assuming that the underlying debt obligations will be repaid in accordance with their terms.

(2)	Amounts represent the expected cash payments of capital lease obligations.

(3)	Operating leases represent the minimum rental commitments under non-cancelable operating leases, including renewal options which are deemed reasonably certain to be exercised.

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

Off-Balance Sheet Arrangements
The Company leases certain machinery, transportation equipment and office, warehouse and manufacturing facilities under various operating lease agreements. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. See Note 9, “Leases”, in the notes to the consolidated financial statements and the “Contractual Obligations” table above for further information.
The Company had outstanding letters of credit totaling $4.9 million, $6.1 million, and $5.0 million as of December 31, 2018, 2017 and 2016, respectively, the majority of which secure self-insured workers compensation liabilities.

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
The Company performed its annual goodwill impairment test in the fourth quarter of 2018 and determined that the fair value of the finishing reporting unit, the only reporting unit with a recorded goodwill balance, exceeded the carrying value of the reporting unit by over 15%. In connection with the goodwill impairment test, the Company engaged a third-party valuation firm to assist management with determining the fair value estimate for the reporting unit. The fair value of the reporting unit is determined using a weighted average of an income approach primarily based on the Company’s three year strategic plan and a market approach based on implied valuation multiples of public company peer groups for the reporting unit. Both approaches are generally deemed equally relevant in determining reporting unit enterprise value, and as a result, weightings of 50 percent were used for each. This fair value determination was categorized as Level 3 in the fair value hierarchy.
    In connection with obtaining an independent third-party valuation, management provided certain information and assumptions that were utilized in the fair value calculation. Significant assumptions used in determining reporting unit fair value include forecasted cash flows, revenue growth rates, adjusted EBITDA margins, weighted average cost of capital (discount rate), assumed tax treatment of a future sale of the reporting unit, terminal growth rates, capital expenditures, sales and EBITDA multiples used in the market approach, and the weighting of the income and market approaches. A change in any of these assumptions, individually or in the aggregate, or future financial performance that is below management expectations may result in the carrying value of this reporting unit exceeding its fair value, and goodwill and amortizable intangible assets could be impaired. See Note 7, “Goodwill and Other Intangible Assets”, of the accompanying consolidated financial statements for further discussion.
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
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act also added many new provisions including changes to bonus depreciation and the deductions for executive compensation and interest expense, and the requirement to include in the Company’s U.S. federal income tax return foreign subsidiary earnings in excess of an allowable return of the foreign subsidiary’s tangible assets, among others. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. See further discussion of the Tax Reform Act within “Consolidated Results of Operations” above and Note 13, “Income Taxes”, of the accompanying consolidated financial statements for further discussion.
Revenue Recognition: Net sales are recognized when control of a performance obligation is transferred to the customer in an amount that reflects the consideration expected to be received in exchange for the transferred good or service. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods or delivery of the services. Amounts invoiced to customers related to shipping and handling are classified as net sales, while expenses for transportation of products to customers are recorded as a component of cost of goods sold on the consolidated statement of operations. Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from net sales. As of the contract inception date, the expected time between the completion of the performance obligation and the payment from the customer is less than a year, and as such there are no significant financing components in the consideration recognized and disclosures around unsatisfied performance obligations have been omitted.
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
Performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products transferred to customers at a point in time accounted for more than 99% of net sales for the year ended December 31, 2018. The Company recognizes revenue over time for certain production parts with minimum stocking agreements in the finishing business that are highly customized with no alternative use and for which the Company has an enforceable right to payment with a reasonable margin under the terms of the contract based on the output method of goods produced. Revenue from products transferred to customers over time accounted for less than 1% of net sales for the year ended December 31, 2018.

The Company provides industry standard assurance-type warranties which ensure that the manufactured products comply with agreed upon specifications with the customers and do not represent a separate performance obligation with the customer. Warranty based accruals are established under Accounting Standards Codification 460, “Guarantees”, based on an evaluation of historical warranty experience and management’s estimate of the level of future claims.
Use of Estimates: The Company records reserves or allowances for returns and variable consideration in contracts, doubtful accounts, inventory, incurred but not reported medical claims, environmental matters, warranty claims, workers compensation claims, product and non-product litigation and incentive compensation. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made on a consistent basis and with appropriate assumptions and methods. However, actual results may differ from these estimates.
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
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $183.9 million, or 30%, of our sales originated in a currency other than the U.S. dollar for the year ended December 31, 2018. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the year ended December 31, 2018, sales denominated in Euros approximated $108 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $10.8 million, respectively, and the change in our net (loss) income would increase or decrease by approximately $0.3 million. The net assets and liabilities of our non-U.S. dollar denominated subsidiaries, which totaled approximately $163.2 million as of December 31, 2018, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive loss at December 31, 2018 resulted in a decrease to shareholders’ equity of $23.2 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled following the initial transaction date, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of December 31, 2018, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of December 31, 2018, long-term debt denominated in currencies other than the USD totaled approximately $16.1 million.
Interest Rate Risk: The Company utilizes a combination of short-term and long-term debt to finance our operations and is exposed to interest rate risk on our outstanding floating rate debt instruments, which bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Borrowings under U.S. credit facilities bear interest at rates tied to either the “administrative agent’s prime rate,” the federal funds effective rate, the Eurocurrency rate, or a Eurocurrency rate determined by reference to LIBOR, subject to an established floor. Until recently, applicable interest rates have been lower than the designated floor in our Senior Secured Credit Facilities; therefore, interest rates have not been subject to change. However, now that interest rates exceed the established floor, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt would increase or decrease annual interest expense by approximately $1.0 million, including the impact of interest rate swaps discussed in the paragraph below.
As of December 31, 2018, the Company has entered into various interest rate swaps in order to mitigate a portion of the variable rate interest exposure. The Company is counterparty to certain interest rate swaps with a total notional amount of $210.0 million entered into in November 2015. These swaps are scheduled to mature in June 2020. Under the terms of the agreement, the Company swapped three month LIBOR rates for a fixed interest rate, resulting in the payment of a fixed LIBOR rate of 2.08% on a notional amount of $210.0 million. As of December 31, 2018, LIBOR exceeded 2.08%; therefore, assuming interest rates remain above 2.08%, a 25 basis point increase or decrease in interest rates would increase or decrease annual interest expense by $0.4 million.
Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering (“VAVE”) initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of December 31, 2018, the Company did not have any commodity hedging instruments in place.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results of Operations (unaudited)
The following tables presenting our quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.
The following table presents our unaudited quarterly results of operations for the eight quarters in fiscal 2018 and fiscal 2017. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our consolidated financial position and operating results for the quarters presented.

	1Q	2Q	3Q	4Q	Full Year
(in thousands, except percentages)	2018	2018	2018	2018	2018
Net sales	$167,254	$168,424	$145,295	$131,975	$612,948
Gross profit	35,672	37,122	28,477	25,009	126,280
Net loss	(819)	(587)	(5,512)	(12,399)	(19,317)
Net loss attributable to Jason Industries	(819)	(587)	(5,512)	(12,399)	(19,317)
Accretion of preferred stock dividends and redemption premium	1,727	765	782	796	4,070
Net loss available to common shareholders of Jason Industries	$(2,546)	$(1,352)	$(6,294)	$(13,195)	$(23,387)
Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.09)	$(0.05)	$(0.23)	$(0.48)	$(0.85)
Weighted average number of common shares outstanding:
Basic and diluted	27,329	27,677	27,683	27,683	27,595

	1Q	2Q	3Q	4Q	Full Year
(in thousands, except percentages)	2017	2017	2017	2017	2017
Net sales	$175,193	$172,477	$155,430	$145,516	$648,616
Gross profit	34,609	35,644	31,973	28,626	130,852
Loss on divestiture	—	(7,888)	(842)	—	(8,730)
Net loss	(493)	(4,737)	(1,601)	2,358	(4,473)
Less net loss attributable to noncontrolling interests	5	—	—	—	5
Net loss attributable to Jason Industries	(498)	(4,737)	(1,601)	2,358	(4,478)
Accretion of preferred stock dividends and redemption premium	918	936	955	974	3,783
Net loss available to common shareholders of Jason Industries	$(1,416)	$(5,673)	$(2,556)	$1,384	$(8,261)
Net loss per share available to common shareholders of Jason Industries:
Basic	$(0.05)	$(0.22)	$(0.10)	$0.05	$(0.32)
Diluted	$(0.05)	$(0.22)	$(0.10)	$0.05	$(0.32)
Weighted average number of common shares outstanding:
Basic	25,784	26,042	26,241	26,255	26,082
Diluted	25,784	26,042	26,241	26,785	26,082

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Jason Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jason Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 5, 2019

We have served as the Company or its predecessors’ auditor since 1985.

Jason Industries, Inc. Consolidated Statements of Operations (In thousands, except per share amounts)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Net sales	$612,948	$648,616	$705,519
Cost of goods sold	486,668	517,764	574,412
Gross profit	126,280	130,852	131,107
Selling and administrative expenses	106,470	103,855	113,797
Impairment charges	—	—	63,285
(Gain) loss on disposals of property, plant and equipment - net	(1,142)	(759)	880
Restructuring	4,458	4,266	7,232
Operating income (loss)	16,494	23,490	(54,087)
Interest expense	(33,437)	(33,089)	(31,843)
Gain on extinguishment of debt	—	2,201	—
Equity income	1,024	952	681
Loss on divestiture	—	(8,730)	—
Other income - net	654	319	900
Loss before income taxes	(15,265)	(14,857)	(84,349)
Tax provision (benefit)	4,052	(10,384)	(6,296)
Net loss	$(19,317)	$(4,473)	$(78,053)
Less net gain (loss) attributable to noncontrolling interests	—	5	(10,818)
Net loss attributable to Jason Industries	$(19,317)	$(4,478)	$(67,235)
Accretion of preferred stock dividends and redemption premium	4,070	3,783	3,600
Net loss available to common shareholders of Jason Industries	$(23,387)	$(8,261)	$(70,835)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.85)	$(0.32)	$(3.15)
Weighted average number of common shares outstanding:
Basic and diluted	$27,595	26,082	22,507
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Statements of Comprehensive (Loss) Income (In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Net loss	$(19,317)	$(4,473)	$(78,053)
Other comprehensive (loss) income:
Employee retirement plan adjustments, net of tax (benefit) expense of ($66), $73, and ($95), respectively	(177)	373	(624)
Foreign currency translation adjustments	(4,555)	10,542	(4,787)
Net change in unrealized gains (losses) on cash flow hedges, net of tax expense (benefit) of $436, $814, and ($659), respectively	1,349	1,317	(1,064)
Total other comprehensive (loss) income	(3,383)	12,232	(6,475)
Comprehensive (loss) income	(22,700)	7,759	(84,528)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	43	(11,870)
Comprehensive (loss) income attributable to Jason Industries	$(22,700)	$7,716	$(72,658)
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Balance Sheets (In thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$58,169	$48,887
Accounts receivable - net of allowances for doubtful accounts of $1,812 and $2,959 at 2018 and 2017, respectively	60,559	68,626
Inventories - net	63,747	70,819
Other current assets	13,664	15,655
Total current assets	196,139	203,987
Property, plant and equipment - net	134,869	154,196
Goodwill	44,065	45,142
Other intangible assets - net	116,529	131,499
Other assets - net	11,995	11,499
Total assets	$503,597	$546,323
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities
Current portion of long-term debt	$6,544	$9,704
Accounts payable	47,497	53,668
Accrued compensation and employee benefits	14,452	17,433
Accrued interest	89	276
Other current liabilities	17,281	19,806
Total current liabilities	85,863	100,887
Long-term debt	387,244	391,768
Deferred income taxes	23,882	25,699
Other long-term liabilities	20,548	22,285
Total liabilities	517,537	540,639
Commitments and Contingencies (Note 16)
Shareholders’ (Deficit) Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 40,612 shares issued and outstanding at December 31, 2018, including 794 shares declared on November 1, 2018 and issued on January 1, 2019, and 49,665 shares issued and outstanding at December 31, 2017, including 968 shares declared on November 28, 2017 and issued on January 1, 2018)	$40,612	$49,665
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized, 27,394,978 shares issued and outstanding at December 31, 2018 and 25,966,381 shares issued and outstanding at December 31, 2017)	3	3
Additional paid-in capital	155,533	143,788
Retained deficit	(186,517)	(167,710)
Accumulated other comprehensive loss	(23,571)	(20,062)
Total shareholders’ (deficit) equity	(13,940)	5,684
Total liabilities and shareholders’ (deficit) equity	$503,597	$546,323

The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Statements of Shareholders’ (Deficit) Equity (In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders' (Deficit) Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	45	$45,000	22,295	$2	$143,533	$(95,997)	$(21,456)	$71,082	$13,912	$84,994
Dividends declared	1	899	—	—	(3,600)	—	—	(2,701)	—	(2,701)
Share-based compensation	—	—	149	—	(752)	—	—	(752)	—	(752)
Tax withholding related to vesting of restricted stock units	—	—	(44)	—	(155)	—	—	(155)	—	(155)
Net loss	—	—	—	—	—	(67,235)	—	(67,235)	(10,818)	(78,053)
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	(540)	(540)	(84)	(624)
Foreign currency translation adjustments	—	—	—	—	—	—	(4,013)	(4,013)	(774)	(4,787)
Net changes in unrealized losses on cash flow hedges, net of tax	—	—	—	—	—	—	(870)	(870)	(194)	(1,064)
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	—	—	2,402	—	5,640	—	(3,493)	2,147	(2,147)	—
Balance at December 31, 2016	46	45,899	24,802	2	144,666	(163,232)	(30,372)	(3,037)	(105)	(3,142)
Dividends declared	4	3,766	—	—	(3,783)	—	—	(17)	—	(17)
Share-based compensation	—	—	106	—	1,119	—	—	1,119	—	1,119
Tax withholding related to vesting of restricted stock units	—	—	(26)	—	(35)	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(4,478)		(4,478)	5	(4,473)
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	373	373	—	373
Foreign currency translation adjustments	—	—	—	—	—	—	10,506	10,506	36	10,542
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	—	—	1,315	1,315	2	1,317
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	—	—	1,084	1	1,821	—	(1,884)	(62)	62	—
Balance at December 31, 2017	50	49,665	25,966	3	143,788	(167,710)	(20,062)	5,684	—	5,684
Cumulative impact of accounting changes	—	—	—	—	—	510	(126)	384	—	384
Dividends declared	3	3,083	—	—	(3,093)	—	—	(10)	—	(10)
Share-based compensation	—	—	36	—	2,709	—	—	2,709	—	2,709
Tax withholding related to vesting of restricted stock units	—	—	(3)	—	(7)	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	(19,317)	—	(19,317)	—	(19,317)
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	(177)	(177)	—	(177)
Foreign currency translation adjustments	—	—	—	—	—	—	(4,555)	(4,555)	—	(4,555)
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	—	—	1,349	1,349	—	1,349
Exchange of preferred stock for common stock of Jason Industries, Inc.	(12)	(12,136)	1,396	—	12,136	—	—	—	—	—
Balance at December 31, 2018	41	$40,612	27,395	$3	$155,533	$(186,517)	$(23,571)	$(13,940)	$—	$(13,940)

The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Cash flows from operating activities
Net loss	$(19,317)	$(4,473)	$(78,053)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	28,356	26,260	31,120
Amortization of intangible assets	14,248	12,674	12,921
Amortization of deferred financing costs and debt discount	2,937	2,943	3,008
Impairment charges	—	—	63,285
Equity income	(1,024)	(952)	(681)
Deferred income taxes	(1,838)	(17,345)	(14,112)
(Gain) loss on disposals of property, plant and equipment - net	(1,142)	(759)	880
Gain on extinguishment of debt	—	(2,201)	—
Loss on divestiture	—	8,730	—
Transaction fees on divestiture	—	(932)	—
Dividends from joint ventures	833	—	2,068
Share-based compensation	2,709	1,119	(752)
Net increase (decrease) in cash due to changes in:
Accounts receivable	7,454	6,997	(85)
Inventories	5,750	3,804	5,862
Other current assets	2,819	1,464	7,346
Accounts payable	(6,015)	(7,897)	5,886
Accrued compensation and employee benefits	(2,710)	5,946	(5,449)
Accrued interest	(187)	98	117
Accrued income taxes	(1,221)	473	2,263
Other - net	(1,895)	(5,858)	(507)
Total adjustments	49,074	34,564	113,170
Net cash provided by operating activities	29,757	30,091	35,117

Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	3,531	8,809	3,413
Payments for property, plant and equipment	(13,753)	(15,873)	(19,780)
Proceeds from divestitures, net of cash divested and debt assumed by buyer	—	7,883	—
Acquisitions of patents	(152)	(104)	(86)
Net cash (used in) provided by investing activities	(10,374)	715	(16,453)

Cash flows from financing activities
Payments of deferred financing costs	(649)	—	—
Payments of First and Second Lien term loans	(5,600)	(21,826)	(3,100)
Proceeds from other long-term debt	3,387	8,596	10,150
Payments of other long-term debt	(7,076)	(10,816)	(16,138)
Value added tax collected on building sale	694	—	—
Payments of preferred stock dividends	(15)	(12)	(3,600)
Other financing activities - net	(7)	(220)	(155)
Net cash used in financing activities	(9,266)	(24,278)	(12,843)
Effect of exchange rate changes on cash and cash equivalents	(835)	1,498	(904)
Net increase in cash and cash equivalents	9,282	8,026	4,917

Cash and cash equivalents, beginning of period	48,887	40,861	35,944
Cash and cash equivalents, end of period	$58,169	$48,887	$40,861
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$30,687	$30,242	$28,717
Income taxes, net of refunds	$6,480	$6,843	$7,163
Non-cash investing activities
Property, plant and equipment acquired through additional liabilities	$1,451	$1,179	$1,891
Non-cash financing activities:
Accretion of preferred stock dividends	$2	$6	$1
Non-cash preferred stock created from dividends declared	$3,083	$3,766	$899
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	$—	$62	$(2,147)
Exchange of preferred stock for common stock of Jason Industries, Inc.	$12,136	$—	$—
Buyer assumption of debt from divestiture	$—	$2,950	$—
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1.	Summary of Significant Accounting Policies
Description of business: Jason Industries, Inc. and its subsidiaries (collectively, the “Company”) is a global industrial manufacturing company with four reportable segments: finishing, components, seating and acoustics. The segments have operations within the United States and 13 foreign countries. The Company’s finishing segment focuses on the production of industrial brushes, polishing buffs and compounds, and abrasives that are used in a broad range of industrial and infrastructure applications. The components segment is a diversified manufacturer of expanded and perforated metal components and slip resistant surfaces. The seating segment supplies seating solutions to equipment manufacturers in the motorcycle, lawn and turf care, industrial, agricultural, construction and power sports end markets. The acoustics segment manufactures engineered non-woven, fiber-based acoustical products primarily for the automotive industry.
Basis of presentation: The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2018, the Company’s fiscal quarters were comprised of the three months ended March 30, June 29, September 28, and December 31. In 2017, the Company’s fiscal quarters were comprised of the three months ended March 31, June 30, September 29, and December 31.
Principles of consolidation: The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in partially owned affiliates are accounted for using the equity method when the Company’s interest is between 20% and 50% and the Company does not have a controlling interest, yet maintains significant influence.
Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2018 and 2017, book overdrafts of approximately $0.2 million and $4.7 million, respectively, are included in accounts payable within the accompanying consolidated balance sheets. These amounts are held in accounts in which the Company has no right of offset with other cash balances.
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
If the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company is subject to financial statement risk in the event that goodwill becomes impaired. See Note 7, “Goodwill and Other Intangible Assets” for further discussion regarding the results of the Company’s goodwill impairment testing.
Investments in partially-owned affiliates: The Company has investments in joint ventures located in Asia. These joint ventures are part of the finishing segment and are accounted for using the equity method of accounting. As of December 31, 2018 and 2017, the Company’s investment in these joint ventures was $6.3 million and $6.1 million, respectively, and is included in other assets-net in the consolidated balance sheets. Equity income is presented separately on the consolidated statements of operations.
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
Share-based payments: The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for equity instruments of the Company that may be settled by the issuance of such equity instruments. Share-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes share-based compensation cost over the award’s requisite service period on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance conditions. Forfeitures are recognized within compensation expense in the period the forfeitures are incurred. The Company recognizes a tax (provision)/benefit from share-based compensation (income)/expense in the consolidated statements of operations in the period the share-based compensation (income)/expense is incurred. See Note 11, “Share-Based Compensation” for further information regarding share-based compensation.
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
The carrying amounts within the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $387.4 million and $398.4 million as of December 31, 2018 and 2017, respectively. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.
The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The Company has determined that the lowest level of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy and therefore the Company’s derivatives are classified within Level 2. See Note 8, “Debt and Hedging Instruments” for further information regarding derivatives held by the Company.
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
Derivative financial instruments: The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in equity as a component of comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive (loss) income, net of deferred income taxes. Changes in fair value of derivatives not qualifying as hedges are reported in income. Cash flows from derivatives that are accounted for as cash flow or fair value hedges are included in the consolidated statements of cash flows in the same category as the item being hedged. The Company’s policy is to enter into derivatives with creditworthy institutions and not to enter into such derivatives for speculative purposes. See Note 8, “Debt and Hedging Instruments” for further information regarding derivatives held by the Company.
Foreign currency translation: Assets and liabilities of the Company’s foreign subsidiaries, whose respective functional currencies are other than the U.S. dollar, are translated at year-end exchange rates while revenues and expenses are translated at average exchange rates. Resultant gains and losses are reflected within accumulated other comprehensive loss within the accompanying consolidated statements of shareholders’ (deficit) equity.
Other comprehensive (loss) income: Other comprehensive (loss) income includes disclosure of financial information that historically has not been recognized in the calculation of net (loss) income. The Company’s other comprehensive income (loss) includes the change in unrecognized prior service costs on pension and other postretirement obligations, foreign currency translation, and fair value adjustments related to derivative instruments.
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
Revenue recognition: Net sales are recognized when control of a performance obligation is transferred to the customer in an amount that reflects the consideration expected to be received in exchange for the transferred good or service. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods or delivery of the services. Amounts invoiced to customers related to shipping and handling are classified as net sales, while expenses for transportation of products to customers are recorded as a component of cost of goods sold on the consolidated statement of operations. Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from net sales.

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
Performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products transferred to customers at a point in time accounted for more than 99% of net sales for the year ended December 31, 2018. The Company recognizes revenue over time for certain production parts with minimum stocking agreements in the finishing business that are highly customized with no alternative use and for which the Company has an enforceable right to payment with a reasonable margin under the terms of the contract based on the output method of goods produced. Revenue from products transferred to customers over time accounted for less than 1% of net sales for the year ended December 31, 2018.
The Company provides industry standard assurance-type warranties which ensure that the manufactured products comply with agreed upon specifications with the customers and do not represent a separate performance obligation with the customer. Warranty based accruals are established under Accounting Standards Codification (“ASC”) 460, “Guarantees”, based on an evaluation of historical warranty experience and management’s estimate of the level of future claims.
Insurance proceeds: The Company maintains property and business interruption insurance coverage to mitigate the risk of incremental costs and/or lost revenues or profit margins resulting from disruption of business activities, whether at our own facility or that of a supplier. The Company records the incremental costs associated with such events as incurred and the related insurance recovery proceeds when deemed probable and collectible in the case of claims for direct cost recovery and when earned and realizable in the case of claims for business interruption related to lost revenues or profit margins. The incremental costs incurred as well as any associated insurance recoveries for covered events are recorded within operating income in the consolidated statements of operations.
During 2018, the Company experienced a force majeure incident at a supplier in the seating segment that resulted in incremental costs to maintain production and lost revenues during the disruption period. As a result of this event, the Company received $2.2 million of insurance claims proceeds which were recorded as a component of cost of goods sold within the consolidated statement of operations.
Research and development costs: Research and development costs consist of engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $3.2 million in the year ended December 31, 2018, $3.6 million in the year ended December 31, 2017, and $4.2 million in the year ended December 31, 2016.
Advertising costs: Advertising costs are charged to selling and administrative expenses as incurred and were $1.6 million in the year ended December 31, 2018, $1.8 million in the year ended December 31, 2017, and $1.9 million in the year ended December 31, 2016.
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
During the years ended December 31, 2018, 2017, and 2016 the Company had no individual customers at or above 10% of consolidated net sales. At December 31, 2018, one customer accounted for greater than 10% of the Company’s consolidated accounts receivable balance; this customer accounted for 10% of the consolidated balance and is served by the acoustics segment. At December 31, 2017, one customer accounted for greater than 10% of the Company’s consolidated accounts receivable balance; this customer accounted for 13% of the consolidated balance and is served by the acoustics segment.
Recently issued accounting standards
Accounting standards adopted in the current fiscal year
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue From Contracts With Customers” (“ASU 2014-09”). ASU 2014-09 outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most previous revenue recognition guidance, including industry-specific guidance. See above for discussion on our revenue recognition accounting policy and Note 2, “Net Sales” for further discussion regarding the adoption of this standard.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhanced the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard was effective for interim and annual periods beginning after December 15, 2017. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”). ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01 and was effective for interim periods beginning after June 15, 2018. The Company adopted both standards effective January 1, 2018 and determined that there was no impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. The guidance was effective for annual periods beginning after December 15, 2017 and required companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. The Company adopted ASU 2016-16 effective January 1, 2018 on a modified retrospective basis. As a result of the adoption, the Company recorded a decrease to the opening retained deficit of $0.3 million.
In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”).  This standard requires the presentation of the service cost component of net periodic pension and postretirement benefit costs (“Pension Costs”) within operations and all other components of Pension Costs outside of income from operations within the Company’s consolidated statements of operations.  In addition, only the service cost component of Pension Costs will be allowed for capitalization as an asset within the Company’s consolidated balance sheets.  ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The standard is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of Pension Costs and on a prospective basis for the capitalization of the service cost component of Pension Costs.  The Company adopted ASU 2017-07 effective January 1, 2018. The adoption of ASU 2017-07 did not have a significant impact on the Company’s consolidated financial statements.
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
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 provides guidance for the recognition of provisional amounts in the consolidated financial statements as a result of the Tax Reform Act. The guidance allows for a measurement period of up to one year from the December 22, 2017 enactment date to finalize the accounting related to the Tax Reform Act. ASU 2018-05 was effective upon issuance and accordingly, the Company has applied the guidance from this update within its consolidated financial statements. See Note 13, “Income Taxes” for further discussion regarding the Company’s application of this standard.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies certain disclosures on fair value measurements, such as eliminating disclosure requirements for transfers between Level 1 and Level 2 of the fair value hierarchy and an explanation for the transfer between levels and adding new disclosure requirements for Level 3 measurements. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-13 effective June 30, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or the related fair value disclosures within the accompanying notes.
In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company early adopted this standard effective September 29, 2018 on a prospective basis, and there was no impact to the consolidated financial statements as of and for the year ended December 31, 2018 as a result of the adoption of this standard.
Accounting standards to be adopted in future fiscal periods
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes new accounting and disclosure requirements for leases. This standard requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. In 2018, the FASB issued additional ASUs related to ASU 2016-02, which simplify and provide additional guidance to companies for implementation of the standard. ASU 2016-02 and related guidance are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. This standard must be applied using a modified retrospective approach, which requires recognition and measurement of leases at either the beginning of the earliest period presented or the date of adoption, with certain practical expedients available. During the fourth quarter of 2018, the Company finalized the inventory of lease contracts, implemented a lease contract accounting system, drafted lease accounting policies and procedures and concluded on certain technical accounting implications of the new standard, including the election of practical expedients related to the adoption of the new standard, discount rates and embedded lease contracts. The Company estimates that the impact of adopting ASU 2016-02 will result in recording of a right-of-use asset of approximately $42 million and a lease liability of approximately $46 million within the consolidated balance sheet on January 1, 2019, the date of adoption. The difference between the right-of-use asset and lease liability on the date of adoption relates to the reclassification of certain previously recorded deferred rent balances to the right-of-use asset. In addition, in accordance with the implementation guidance of ASU 2016-02, the Company will reclassify an incremental $1.1 million of intangible assets in the acoustics segment related to below market rents that resulted from the June 30, 2014 go public business combination to the right-of use asset and will write off a deferred gain of $1.0 million to retained earnings related to a previous sale leaseback of its Libertyville, Illinois facility utilized by the components segment. See Note 9, “Leases” for further discussion regarding the previous sale leaseback transaction.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 broadens the scope of financial and nonfinancial strategies eligible for hedge accounting and makes certain targeted improvements to simplify the application of hedge accounting guidance. In addition, the standard amends the presentation and disclosure requirements for hedges and is intended to more closely align the

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

hedge accounting guidance with a company’s risk management strategies. The standard is effective for interim and annual reporting periods beginning after December 15, 2018; however, early adoption is permitted. The Company anticipates an insignificant impact to the consolidated financial statements and disclosure as a result of adoption of this standard, however, the impact in future periods will depend on the level of future hedging activities.
In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). ASU 2018-14 modifies certain disclosure requirements for pension and other postretirement plans, such as eliminating disclosure requirements to disclose the amounts in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost over the next fiscal year and the impact that a 1% increase or decrease in the medical trend rate would have on the accumulated postretirement benefit obligation. The standard is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. As the scope of ASU 2018-14 is limited to only financial disclosure requirements, the standard will not have an impact on the Company’s consolidated financial statements. The Company is currently assessing the impact that this standard will have on the employee benefit plan disclosures within the notes to consolidated financial statements, as well as the planned timing of adoption.

2.	Net Sales
Adoption of ASU 2014-09, “Revenue From Contracts With Customers”
On January 1, 2018, the Company adopted ASU 2014-09, “Revenue From Contracts With Customers” and all related amendments using the modified retrospective method. Subsequent to the date of adoption, the Company recognizes its revenue in accordance with ASC 606, “Revenue From Contracts With Customers” (“ASC 606”). Prior to January 1, 2018, the Company recognized revenue in accordance with ASC 605, “Revenue Recognition” and prior period results continue to be reported under the accounting standards in effect for those periods. The cumulative impact of adopting the new standard on the consolidated financial statements was recorded as a decrease to the opening retained deficit of $0.1 million as of January 1, 2018. Refer to Note 1, “Summary of Significant Accounting Policies” for description of our revenue recognition accounting policy.
Revenue Disaggregation
The finishing segment operates principally as a provider of industrial brushes, polishing buffs and compounds, and abrasive products that are used in a broad range of industrial and infrastructure applications.The components segment operates principally as a component Original Equipment Manufacturer (“OEM”) within the rail and general industrial markets. The Company typically sells products within these businesses under purchase orders through both direct to customer and distribution sales channels. The Company generally transfers control and recognizes net sales when the product is shipped to the customer. Within the finishing business, there are certain custom products for customers with minimum stocking agreements for which the Company recognizes net sales over time. Revenue from products transferred to customers over time accounted for less than 1% of finishing net sales for the year ended December 31, 2018.
The seating segment operates principally as a seating OEM within the motorcycle, lawn and turf care, industrial, agriculture, construction, and power sports markets. The acoustics segment operates principally as an automotive OEM and Tier-1 supplier. The products in these businesses are generally custom products sold direct to customers that are awarded by platform to a sole supplier for the life of the platform which can span several years. The Company transfers control and recognizes net sales at a point in time upon shipment to the customer for these contracts.
The Company disaggregates net sales by geography based on the country of origin of the final sale with the external customer, which in certain cases may be manufactured in other countries at facilities within the Company’s global network. The following table summarizes net sales disaggregated by geography and reportable segment:

	For the Year Ended December 31, 2018
	Finishing	Components	Seating	Acoustics	Total
United States	$68,384	$83,028	$154,223	$123,422	$429,057
Europe	126,564	—	6,099	—	132,663
Mexico	8,762	—	—	38,539	47,301
Other	3,927	—	—	—	3,927
Total	$207,637	$83,028	$160,322	$161,961	$612,948
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

	For the Year Ended December 31, 2018
	Finishing	Components	Seating	Acoustics	Total
Direct	$112,047	$80,198	$156,311	$161,961	$510,517
Distribution	95,590	2,830	4,011	—	102,431
Total	$207,637	$83,028	$160,322	$161,961	$612,948

3.	Divestiture
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
On March 1, 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program (the “2016 program”). The 2016 program, as used herein, refers to costs related to various restructuring activities across business segments. This includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities were ongoing throughout the years ended December 31, 2016, 2017 and 2018 and are expected to be completed by the end of 2019.
The following table presents the restructuring costs recognized by the Company under the 2016 program by reportable segment. The other costs incurred under the 2016 program for the year ended December 31, 2018 primarily include charges related to the consolidation of two U.S. plants within the components segment, the consolidation of two U.S. plants within the acoustics segment, and the closure of the U.K. plant within the seating segment, partially offset by a reduction in expense as a result of the statute of limitations expiring on unasserted employment matter claims in Brazil within the finishing segment. The other costs incurred under the 2016 program for the year ended December 31, 2017 primarily include charges related to the consolidation of two U.S. plants within the components segment, exit costs related to the wind down of the finishing segment’s facility in Brazil and the consolidation of two U.S. plants within the finishing segment. The other costs incurred under the 2016 program for the year ended December 31, 2016 primarily include charges related to the closure of a facility within the components segment and a loss contingency for certain employment matters claims associated with the wind down of the finishing segment’s Brazil facility. Based on the announced restructuring actions to date, the Company expects to incur a total of approximately $16.3 million under the 2016 program. Restructuring costs are presented separately on the consolidated statements of operations.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

2016 Program	Finishing	Components	Seating	Acoustics	Corporate	Total
Restructuring charges - year ended December 31, 2018:
Severance costs	$314	$212	$235	$138	$—	$899
Lease termination costs	(4)	—	—	—	—	(4)
Other costs	165	710	167	2,521	—	3,563
Total	$475	$922	$402	$2,659	$—	$4,458

Restructuring charges - year ended December 31, 2017:
Severance costs	$1,178	$58	$(17)	$(38)	$(9)	$1,172
Lease termination costs	88	—	—	172	—	260
Other costs	1,235	1,276	—	323	—	2,834
Total	$2,501	$1,334	$(17)	$457	$(9)	$4,266

Restructuring charges - year ended December 31, 2016:
Severance costs	$3,287	$378	$76	$977	$597	$5,315
Lease termination costs	344	—	—	—	—	344
Other costs	1,003	514	—	56	—	1,573
Total	$4,634	$892	$76	$1,033	$597	$7,232
The following table presents the cumulative restructuring costs recognized by the Company under the 2016 program by reportable segment. The 2016 program began in the first quarter of 2016 and as such, the cumulative restructuring charges represent the cumulative charges incurred since the inception of the 2016 program through December 31, 2018.

	Finishing	Components	Seating	Acoustics	Corporate	Total
Cumulative restructuring charges - 2016 Program:
Severance costs	$4,779	$648	$294	$1,077	$588	$7,386
Lease termination costs	428	—	—	172	—	600
Other costs	2,403	2,500	167	2,900	—	7,970
Total	$7,610	$3,148	$461	$4,149	$588	$15,956
In addition to the restructuring costs described above, the Company incurred for the year ended December 31, 2018, approximately $1.4 million of accelerated depreciation expense related to the closure of the Richmond, Indiana facility in the acoustics segment. For the year ended December 31, 2016, the Company incurred approximately $1.4 million of additional charges related to the wind down of the finishing segment’s Brazil location, which included $0.7 million of accelerated depreciation of property, plant and equipment - net and $0.7 million of charges to reduce inventory balances, respectively, to decrease such balances to their estimated net realizable values. In both periods, these costs were presented within cost of goods sold within the consolidated statements of operations.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table represents the restructuring liabilities for the 2016 program:

	Severance costs	Lease termination costs	Other costs	Total
Balance - December 31, 2016	$1,281	$333	$1,085	$2,699
Current period restructuring charges	1,172	260	2,834	4,266
Cash payments	(1,589)	(528)	(2,830)	(4,947)
Foreign currency impact	43	11	(10)	44
Balance - December 31, 2017	$907	$76	$1,079	$2,062
Current period restructuring charges	899	(4)	3,563	4,458
Cash payments	(1,310)	(70)	(4,277)	(5,657)
Foreign currency impact	(39)	(2)	(40)	(81)
Balance - December 31, 2018	$457	$—	$325	$782

At December 31, 2018 and December 31, 2017, the restructuring liabilities were classified as other current liabilities on the consolidated balance sheets. At December 31, 2018, the accrual for other costs primarily relates to the consolidation of two U.S. plants within the acoustics segment. At December 31, 2017, the accrual for other costs primarily related to certain employment matter claims within the finishing segment.

5.	Inventories
Inventories at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Raw material	$31,501	$35,925
Work-in-process	3,672	4,375
Finished goods	28,574	30,519
Total inventories	$63,747	$70,819

6.	Property, Plant and Equipment
Property, plant and equipment at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Land and improvements	$5,457	$6,556
Buildings and improvements	32,384	33,161
Machinery and equipment	203,237	191,903
Construction-in-progress	6,197	10,710
	247,275	242,330
Less: Accumulated depreciation	(112,406)	(88,134)
Property, plant and equipment, net	$134,869	$154,196
For the year ended December 31, 2018, the Company recorded a $1.3 million gain on disposal of property, plant and equipment - net for the sale of a building related to the closure of the seating segment’s U.K. facility. In connection with the sale, the Company collected $0.7 million of value-added tax which is to be remitted to the relevant tax authorities in the first quarter of 2019 and is included within cash flows provided by financing activities within the consolidated statement of cash flows.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

7.	Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, all of which is within the Company’s finishing segment, were as follows:

Balance as of December 31, 2016	$42,157
Foreign currency impact	2,985
Balance as of December 31, 2017	$45,142
Foreign currency impact	(1,077)
Balance as of December 31, 2018	$44,065
At December 31, 2018 and December 31, 2017, accumulated goodwill impairment losses were $122.1 million, primarily due to $58.8 million related to the seating reporting unit, $29.8 million related to the acoustics reporting unit, and $33.2 million related to the components reporting unit.
Fiscal 2018 and 2017 Impairment Assessment
The Company performed its annual goodwill impairment tests in the fourth quarters of 2018 and 2017 and determined that the fair value of the finishing reporting unit, the only reporting unit with a recorded goodwill balance, exceeded the carrying value of the reporting unit by over 15% in each year. In connection with the goodwill impairment test, the Company engaged a third-party valuation firm to assist management with determining the fair value estimate for the reporting unit. The fair value of the reporting unit is determined using a weighted average of an income approach primarily based on the Company’s three year strategic plan and a market approach based on implied valuation multiples of public company peer groups for the reporting unit. Both approaches are generally deemed equally relevant in determining reporting unit enterprise value, and as a result, weightings of 50 percent were used for each. This fair value determination was categorized as Level 3 in the fair value hierarchy.
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
Fiscal 2016 Impairment Assessment
In performing the first step of the annual goodwill impairment test in the fourth quarter of 2016 (performed prior to the adoption of ASU 2017-04 “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”), the Company determined that the estimated fair values of the acoustics and components reporting units were lower than the carrying values of the respective reporting units, requiring further analysis under the second step of the impairment test. The decline in the estimated fair value of the acoustics reporting unit was primarily due to lower long-term revenue growth expectations resulting from the strategic review of capital allocation and investment priorities as compared to the Company’s prior growth plan for the business. The fair value of the acoustics reporting unit was also negatively impacted by a projected cyclical decline in the North American automotive industry end-market. The decline in the estimated fair value of the components reporting unit was primarily due to lower long-term revenue expectations resulting from the annual budgeting and strategic planning process as compared to the Company’s prior plan for the business, primarily due to projected longer-term weakness in the rail end-market.
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
In connection with the goodwill impairment tests in 2016, the Company engaged a third-party valuation firm to assist management with determining fair value estimates for the reporting units in the goodwill impairment test. In 2016, the third-party valuation firm was also involved in assisting management in estimating fair values of tangible and intangible assets used

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

in the second step of the goodwill impairment test. In connection with obtaining an independent third-party valuation, management provided certain information and assumptions that were utilized in the fair value calculation. Significant assumptions used in determining reporting unit fair value included forecasted cash flows, revenue growth rates, adjusted EBITDA margins, weighted average cost of capital (discount rate), assumed tax treatment of a future sale of the reporting unit, terminal growth rates, capital expenditures, sales and EBITDA multiples used in the market approach, and the weighting of the income and market approaches. The fair values of the reporting units were determined using a weighted average of an income approach primarily based on the Company’s three year strategic plan and a market approach based on implied valuation multiples of public company peer groups for each reporting unit. Both approaches were deemed equally relevant in determining reporting unit enterprise value, and as a result, weightings of 50 percent were used for each. This fair value determination was categorized as Level 3 in the fair value hierarchy.
Other Intangible Assets
The Company’s other amortizable intangible assets consisted of the following:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,038	$(1,018)	$1,020	$1,985	$(671)	$1,314
Customer relationships	105,539	(30,634)	74,905	110,210	(24,775)	85,435
Trademarks and other intangibles	56,405	(15,801)	40,604	57,373	(12,623)	44,750
Total amortized other intangible assets	$163,982	$(47,453)	$116,529	$169,568	$(38,069)	$131,499
Other amortizable intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded related to tangible or intangible assets during 2018 and 2017.
In connection with the evaluation of the goodwill impairment in the acoustics and components reporting units in 2016, the Company assessed tangible and intangible assets for impairment prior to performing the second step of the goodwill impairment test. As a result of this analysis, it was determined that there were no impairment charges to record related to these assets.
The approximate weighted average remaining useful lives of the Company’s intangible assets at December 31, 2018 are as follows: patents - 4.8 years; customer relationships - 10.1 years; and trademarks and other intangibles - 10.8 years.
Amortization of intangible assets approximated $14.2 million, $12.7 million, and $12.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Included within amortization expense for the year ended December 31, 2018, was $2.3 million of accelerated amortization expense in the components segment related to the exit from non-core product lines for smart utility meter subassemblies in 2018. Excluding the impact of any future acquisitions, the Company anticipates the annual amortization for each of the next five years and thereafter to be the following:

2019	$11,707
2020	11,706
2021	11,564
2022	11,391
2023	11,382
Thereafter	58,779
$116,529

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

8.	Debt and Hedging Instruments
The Company’s debt consisted of the following:

	December 31, 2018	December 31, 2017
First Lien Term Loans	$292,540	$298,018
Second Lien Term Loans	89,887	90,007
Debt discount on Term Loans	(2,669)	(3,602)
Deferred issuance costs on Term Loans	(4,052)	(5,586)
Foreign debt	17,469	21,795
Capital lease obligations	613	840
Total debt	393,788	401,472
Less: Current portion	(6,544)	(9,704)
Total long-term debt	$387,244	$391,768
Future annual maturities of long-term debt outstanding at December 31, 2018 are as follows:

2019	$6,544
2020	6,619
2021	289,008
2022	92,199
2023	3,683
Thereafter	2,456
Total future annual maturities of long term debt outstanding	400,509
Less: Debt discounts on Term Loans	(2,669)
Less: Deferred issuance costs on Term Loans	(4,052)
Total debt	$393,788
Senior Secured Credit Facilities
As of December 31, 2018, the Company’s U.S. credit facility included (i) term loans in an aggregate principal amount of $310.0 million (“First Lien Term Loans”) maturing June 30, 2021, of which $292.5 million is outstanding, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing June 30, 2022, of which $89.9 million is outstanding, and (iii) a revolving loan of up to $34.3 million (“Revolving Credit Facility”) maturing June 30, 2020. During the second quarter of 2018, the Company amended its Revolving Credit Facility to extend the maturity date to June 30, 2020. The amendment reduced the borrowing capacity from $40.0 million to $34.3 million until June 30, 2019, and thereafter, $30.0 million until June 30, 2020. In connection with the amendment, the Company paid deferred financing costs of $0.6 million which have been recorded within other assets - net within the consolidated balance sheets. The unamortized amount of debt issuance costs as of December 31, 2018 were $4.1 million related to the First Lien Term Loans and Second Lien Term Loans and $0.8 million related to the Revolving Credit Facility. Debt issuance costs related to the First Lien Term Loans and Second Lien Term Loans are recorded in total long-term debt, and debt issuance costs related to the Revolving Credit Facility are recorded in other assets - net. These costs are amortized into interest expense over the life of the respective borrowings on a straight-line basis.
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

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations exceeds $10.0 million at the end of any fiscal quarter, Jason Incorporated and its restricted subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 4.50 to 1.00, with a decrease to 4.25 to 1.00 on December 31, 2019 and remaining at that level thereafter. If such outstanding amounts do not exceed $10.0 million at the end of any fiscal quarter, no financial covenants are applicable. The Company did not borrow on its Revolving Credit Facility during 2018.
At December 31, 2018, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 7.3% and 10.8%, respectively. At December 31, 2018, the Company had a total of $29.4 million of availability for additional borrowings under the Revolving Credit Facility since the Company had no outstanding borrowings and letters of credit outstanding of $4.9 million, which reduce availability under the facility.
Under the Senior Secured Credit Facilities, the Company is subject to mandatory prepayments if certain requirements are met. The mandatory prepayment is in excess of regular current installments due. For the year ended December 31, 2018, there is no required mandatory excess cash flow prepayment under the Senior Secured Credit Facilities. At December 31, 2017, a mandatory excess cash flow prepayment of $2.5 million under the Senior Secured Credit Facilities was included within the current portion of long-term debt in the consolidated balance sheets and was paid in April 2018.
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
Foreign debt
The Company has the following foreign debt obligations, including various overdraft facilities and term loans:

	December 31, 2018	December 31, 2017
Germany	$15,002	$18,003
Mexico	2,000	3,179
India	467	599
Other	—	14
Total foreign debt	$17,469	$21,795
These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.1 million to $9.3 million and $0.1 million to $11.2 million as of December 31, 2018 and December 31, 2017, respectively. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and/or maximum leverage ratio, among others. The Company was in compliance with these covenants as of December 31, 2018.
The foreign debt obligations in Germany primarily relate to term loans of $15.0 million at December 31, 2018 and $18.0 million at December 31, 2017. The German borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025.
Interest Rate Hedge Contracts
The Company is exposed to certain financial risks relating to fluctuations in interest rates. To manage exposure to such fluctuations, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at both December 31, 2018 and December 31, 2017. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the years ended December 31, 2018 and 2017, the Company recognized $0.2 million of interest income and $1.9 million of interest expense, respectively, related to the Swaps. There was no interest expense recognized in 2016. Based on current interest rates, the Company expects to recognize interest income of $1.5 million related to the Swaps in 2019.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The fair values of the Company’s Swaps are recorded on the consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps is $1.9 million at December 31, 2018 and $0.1 million at December 31, 2017, respectively. See the amounts recorded on the consolidated balance sheets within the table below:

	December 31, 2018	December 31, 2017
Interest rate swaps:
Recorded in other current assets	$1,325	$—
Recorded in other assets - net	542	537
Recorded in other current liabilities	—	(458)
Total net asset derivatives designated as hedging instruments	$1,867	$79

9.	Leases
Lease Obligations
The Company leases machinery, transportation equipment and office, warehouse and manufacturing facilities under agreements which are accounted for as operating leases. Many of the leases include provisions that enable the Company to renew the lease, and certain leases are subject to various escalation clauses.
Future minimum lease payments required under long-term operating leases in effect at December 31, 2018 are as follows:

2019	$10,654
2020	8,849
2021	7,296
2022	6,045
2023	4,654
Thereafter	21,691
$59,189
Total rental expense under operating leases was $11.9 million, $12.2 million, $13.1 million for the years end December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
Sale Leaseback
In April 2017, the Company completed a sale leaseback of its Libertyville, Illinois facility consisting of land and production facilities utilized by its components segment. In connection with the sale, the Company received proceeds, net of fees and closing costs, of $5.6 million and recorded a deferred gain of $1.1 million which is being recognized over the term of the lease as a reduction of rent expense. The lease commenced in April 2017 and expires in March 2032. The Company has classified the lease as an operating lease and will pay approximately $10.1 million in minimum lease payments over the life of the lease.

10.	Shareholders’ (Deficit) Equity
At December 31, 2018, the Company has authorized for issuance 120,000,000 shares of $0.0001 par value common stock, of which 27,394,978 shares were issued and outstanding, and has authorized for issuance 5,000,000 shares of $0.0001 par value preferred stock, of which 40,612 shares were issued and outstanding, including 794 shares declared as a dividend on November 1, 2018 and issued on January 1, 2019.
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

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the years ended December 31, 2018, 2017 and 2016.

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2016	November 15, 2015	$20.00	$900	—
April 1, 2016	February 15, 2016	$20.00	$900	—
July 1, 2016	May 15, 2016	$20.00	$900	—
October 1, 2016	August 15, 2016	$20.00	$900	—
January 1, 2017	November 15, 2016	$20.00	$900	899
April 1, 2017	February 15, 2017	$20.00	$918	915
July 1, 2017	May 15, 2017	$20.00	$936	931
October 1, 2017	August 15, 2017	$20.00	$955	952
January 1, 2018	November 15, 2017	$20.00	$974	968
April 1, 2018	February 15, 2018	$20.00	$751	748
July 1, 2018	May 15, 2018	$20.00	$766	763
October 1, 2018	August 15, 2018	$20.00	$781	778
On November 1, 2018, the Company declared a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on January 1, 2019 to holders of record on November 15, 2018. As of December 31, 2018, the Company has recorded the 794 additional Series A Preferred Stock shares declared for the dividend of $0.8 million within preferred stock in the consolidated balance sheets.
Exchange of preferred stock for common stock of Jason Industries, Inc.
On January 22, 2018, certain holders of the Company’s Series A Preferred Stock exchanged 12,136 shares of Series A Preferred Stock for 1,395,640 shares of the Company’s common stock, a conversion rate of 115 shares of common stock for each share of Series A Preferred Stock. Under the terms of the Series A Preferred Stock agreements, holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate. The excess of the book value of the Series A Preferred Stock over the par value of the Company’s common stock issued in the exchange was recorded as an increase to additional paid-in capital on the consolidated balance sheets. The fair value of the redemption premium, represented by the excess of the exchange conversion rate over the agreement conversion rate, was recorded as a reduction to net loss available to common shareholders of Jason Industries within the consolidated statements of operations.
Warrants
As of December 31, 2018, the Company had 13,993,773 warrants outstanding. Each outstanding warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $12.00 per share, subject to adjustment, at any time. The warrants will expire on June 30, 2019, or earlier upon redemption.
In February 2015, the Company’s Board of Directors authorized the purchase of up to $5.0 million of the Company’s outstanding warrants. Management is authorized to make purchases from time to time in the open market or through privately negotiated transactions. There is no expiration date to this authority. No warrants were repurchased during the years ended December 31, 2018, 2017 and 2016.
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.
Following the consummation of the June 30, 2014 go public business combination, Jason became an indirect majority-owned subsidiary of the Company, with the Company then owning approximately 83.1% of JPHI Holdings Inc. (“JPHI”) and the rollover participants then owning a noncontrolling interest of approximately 16.9% of JPHI. The rollover participants received 3,485,623 shares of JPHI, which were exchangeable on a one-for-one basis for shares of common stock of the Company.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

In 2016, certain rollover participants exchanged 2,401,616 shares of JPHI stock for Company common stock, which decreased the noncontrolling interest to 6.0 percent. In the first quarter of 2017, certain rollover participants exchanged the remaining 1,084,007 shares of JPHI stock for Company common stock, which decreased the noncontrolling interest to 0%, and no shares of JPHI stock remain outstanding as of December 31, 2018. The decreases to the noncontrolling interest as a result of the exchange resulted in an increase in both accumulated other comprehensive loss and additional paid-in capital to reflect the Company’s increased ownership in JPHI.
Accumulated Other Comprehensive Loss
The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains (losses) on cash flow hedges	Total
Balance at December 31, 2015	$(1,051)	$(20,237)	$(168)	$(21,456)
Other comprehensive loss before reclassifications	(545)	(4,013)	(870)	(5,428)
Amount reclassified from accumulated other comprehensive loss	5	—	—	5
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	(186)	(3,154)	(153)	(3,493)
Balance at December 31, 2016	(1,777)	(27,404)	(1,191)	(30,372)
Other comprehensive loss before reclassifications	365	11,394	156	11,915
Amount reclassified from accumulated other comprehensive loss	8	(888)	1,159	279
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	(113)	(1,698)	(73)	(1,884)
Balance at December 31, 2017	(1,517)	(18,596)	51	(20,062)
Cumulative impact of accounting changes	(137)	—	11	(126)
Other comprehensive income before reclassifications	(223)	(4,555)	1,467	(3,311)
Amount reclassified from accumulated other comprehensive loss	46	—	(118)	(72)
Balance at December 31, 2018	$(1,831)	$(23,151)	$1,411	$(23,571)

11.	Share-Based Compensation
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
2014 Omnibus Incentive Plan
In 2014, the Company’s Board of Directors and shareholders approved 3,473,435 shares of common stock to be reserved and authorized for issuance under the 2014 Omnibus Incentive Plan (the “2014 Plan”) to certain executive officers, senior management employees, and members of the Board of Directors. On February 27, 2018, the Company’s Board of Directors unanimously approved an amendment to the 2014 Plan to increase the number of authorized shares of common stock by 4,000,000 shares, which the Company’s shareholders approved on May 16, 2018. Awards under the 2014 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock awards and RSUs, performance awards, other stock-based awards, and other cash-based awards. At December 31, 2018, there were 2,609,316 shares of common stock that remained authorized and available for future grants.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Share-Based Compensation Expense
The Company recognized the following share-based compensation expense (income):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Restricted Stock Units	$2,270	$913	$1,300
Adjusted EBITDA Vesting Awards	439	197	(2,399)
Stock Price Vesting Awards	—	9	101
ROIC Vesting Awards	—	—	—
Subtotal	2,709	1,119	(998)
Impact of accelerated vesting	—	—	246
Total share-based compensation expense (income)	$2,709	$1,119	$(752)

Total income tax benefit (provision)	$667	$276	$(294)
As of December 31, 2018, $5.6 million of total unrecognized compensation expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 2.0 years. The total unrecognized share-based compensation expense to be recognized in future periods as of December 31, 2018 does not consider the effect of share-based awards that may be issued in subsequent periods.
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
The Company also issues RSUs as share-based compensation for members of the Board of Directors. Director RSUs vest one year from the date of grant. In the event of termination of a member’s service on the Board of Directors prior to a vesting date, all unvested RSUs of such holder will be forfeited. Vested RSUs are deferred and then delivered to members of the Board of Directors within six months following the termination of their directorship. All awards granted are payable in shares of common stock or cash payment equal to the fair market value of the shares at the discretion of our Compensation

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Committee, and are classified as equity awards due to their expected settlement in common stock. Compensation expense for these awards is measured based upon the fair value of the awards at the date of grant. Dividend equivalents on common stock are accrued for RSUs awarded to the Board of Directors and paid in the form of cash or stock depending on the form of the dividend, at the same time that the shares of common stock underlying the RSU are delivered to a member of the Board of Directors following the termination of their directorship.
Restricted Stock Units
The following table summarizes RSU activity:

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	Shares (thousands)	Weighted-Average Grant Date Fair Value	Shares (thousands)	Weighted-Average Grant Date Fair Value	Shares (thousands)	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	1,033	$2.84	554	$5.22	401	$8.70
Granted	2,166	2.94	745	1.32	375	3.75
Issued	(36)	3.72	(265)	4.84	(211)	7.62
Deferred	—	—	159	3.69	62	4.24
Forfeited	(13)	3.02	(160)	1.53	(73)	9.04
Outstanding at end of period	3,150	$2.89	1,033	$2.84	554	$5.22
As of December 31, 2018, there was $5.0 million of unrecognized share-based compensation expense related to 2,862,044 RSU awards, with a weighted-average grant date fair value of $2.64, that are expected to vest over a weighted-average period of 2.1 years. Included within the total 3,150,498 RSU awards outstanding as of December 31, 2018 are 288,454 RSU awards for members of our Board of Directors which have vested and issuance of the shares has been deferred, with a weighted-average grant date fair value of $5.41. The total fair values of shares vested during the years ended December 31, 2018, 2017 and 2016 were $0.1 million, $0.3 million and $0.7 million, respectively. The fair values of these awards were determined based on the Company’s stock price on the grant date.
In connection with the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the years ended December 31, 2018, 2017 and 2016, 2,837, 25,532 and 43,806 shares, respectively, were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying consolidated statements of shareholders’ (deficit) equity.
Performance Share Units
Adjusted EBITDA Vesting Awards
The following table summarizes Adjusted EBITDA vesting awards activity:

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	Shares (thousands)	Weighted-Average Grant Date Fair Value	Shares (thousands)	Weighted-Average Grant Date Fair Value	Shares (thousands)	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	908	$1.30	723	$9.67	871	$9.81
Granted	—	—	1,058	1.30	—	—
Adjustment for performance results achieved (1)	—	—	(708)	9.65	—	—
Vested	—	—	—	—	—	—
Forfeited	—	—	(165)	2.11	(148)	10.49
Outstanding at end of period	908	$1.30	908	$1.30	723	$9.67

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

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Adjusted EBITDA Vesting Awards - 2014 and 2015 Grant
During 2014 and 2015, 1,357,942 performance share unit awards were granted to certain executive officers and senior management employees. The awards were payable upon the achievement of certain established cumulative Adjusted EBITDA performance targets over a three year performance period of July 1, 2014 through June 30, 2017. During 2016, the Company lowered its estimated vesting of the 2014 and 2015 performance share unit awards to an estimated vesting payout of 0%, or 0 shares, resulting in $2.4 million of share-based compensation income due to declines in profitability. The award period expired on June 30, 2017 with no awards vesting.
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
    Compensation expense for the Adjusted EBITDA based performance share unit awards is currently being recognized based on an estimated payout of 100% of target, or 907,505 shares. As of December 31, 2018, there was $0.6 million of unrecognized compensation expense related to Adjusted EBITDA based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 1.3 years.
Stock Price Vesting Awards
As of December 31, 2018, the stock price vesting awards are no longer outstanding as the award period expired on June 30, 2017 with no awards vesting.
ROIC Vesting Awards
The following table summarizes ROIC vesting awards activity:

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Shares (Thousands)	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	410	$3.70	513	$3.65	—	$—
Granted	—	—	—	—	599	3.62
Adjustment for performance results achieved (1)	(398)	3.71	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(12)	3.46	(103)	3.46	(86)	3.46
Outstanding at end of period	—	$—	410	$3.70	513	$3.65

(1)
Adjustment for ROIC awards originally granted in 2016 was due to the number of shares vested at the end of the three-year performance period ended December 31, 2018 being lower than the minimum achievement of the targeted ROIC performance metric.

During the year ended December 31, 2016, 599,336 performance share unit awards were granted to certain executive officers and senior management employees, payable upon the achievement of an ROIC performance target during a three year measurement period ending on December 31, 2018. There were no ROIC performance awards granted during the years ended December 31, 2018 and December 31, 2017. Performance share unit awards based on ROIC performance metrics were payable at the end of their respective performance period in common stock. The total potential payouts for awards granted during the year ended December 31, 2016 ranged from zero to 410,336 shares, should certain performance targets be achieved.
Compensation expense for ROIC based performance share unit awards outstanding during the year ended December 31, 2018 was recognized based on an estimated payout of 0% of target, or 0 shares. During the fourth quarter of 2016, the Company lowered its estimated vesting of the performance share unit awards from 100% of target, or 273,557 shares, to an estimated vesting payout of 0%. As of December 31, 2018, there was no unrecognized compensation expense related to ROIC based vesting performance share unit awards expected to be recognized in subsequent periods, and the awards are no longer outstanding as the award period expired on December 31, 2018 with no awards vesting.

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
The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the anti-dilutive shares is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Net loss per share attributable to Jason Industries common shareholders
Basic and diluted loss per share	$(0.85)	$(0.32)	$(3.15)

Numerator:
Net loss available to common shareholders of Jason Industries	$(23,387)	$(8,261)	$(70,835)

Denominator:
Basic and diluted weighted-average shares outstanding	27,595	26,082	22,507

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock (1)	13,994	13,994	13,994
Conversion of Series A 8% Perpetual Convertible Preferred (2)	3,235	3,858	3,656
Conversion of JPHI rollover shares convertible to Jason Industries common stock (3)	—	59	3,427
Restricted stock units	2,331	796	503
Performance share units	1,307	1,379	1,917
Total	20,867	20,086	23,497

(1)	Each outstanding warrant entitles the holder to purchase one share of the Company’s common stock at a price of $12.00 per share. The warrants expire on June 30, 2019.

(2)
Includes the impact of 794 additional Series A Preferred Stock shares from a stock dividend declared on November 1, 2018 to be paid in additional shares of Series A Preferred Stock on January 1, 2019. The Company included the preferred stock within the consolidated balance sheets as of the declaration date. Conversion is presented at the voluntary conversion ratio of approximately 81.18 common shares for each one preferred share.

(3)	Includes the impact of the exchange by certain Rollover Participants of their JPHI stock for Company common stock in the fourth quarter of 2016 and first quarter of 2017.
Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period. Performance share units are considered anti-dilutive if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Due to losses available to the Company’s common shareholders for each of the periods presented, potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

13.	Income Taxes
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changed U.S. tax law by lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, among others. The Tax Reform Act also added many new provisions including changes to bonus depreciation and the deductions for executive compensation and interest expense. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
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
The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits through the year ended December 31, 2017. The Company had an estimated $54.5 million of undistributed foreign earnings and profits subject to the deemed mandatory repatriation and recognized a provisional $5.3 million of income tax expense in the Company’s consolidated statements of operations for the year ended December 31, 2017. After the utilization of existing net operating loss carryforwards, the Company did not incur any U.S. federal cash taxes resulting from the deemed mandatory repatriation.
While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (“GILTI”) provisions that require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. GAAP allows companies to make an accounting election to either treat taxes due on future GILTI inclusions in U.S. taxable income as current period expense when incurred (“period cost method”) or factor such amounts into the measurement of its deferred taxes (“deferred method”). The Company has elected to use the period cost method.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included those estimated amounts in its consolidated financial statements for the year ended December 31, 2017. During the year ended December 31, 2018, the Company finalized the accounting for these items and recorded an adjustment to reduce the amount of income tax expense attributable to the deemed mandatory repatriation of foreign subsidiary earnings and profits by $0.5 million. The final adjustment required to revalue net deferred tax liabilities was immaterial.
The consolidated loss before income taxes consisted of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Domestic	$(33,179)	$(27,919)	$(93,639)
Foreign	17,914	13,062	9,290
Loss before income taxes	$(15,265)	$(14,857)	$(84,349)

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The consolidated provision (benefit) for income taxes included within the consolidated statements of operations consisted of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Current
Federal	$53	$208	$—
State	53	(125)	57
Foreign	5,784	6,878	7,759
Total current income tax provision	5,890	6,961	7,816

Deferred
Federal	(143)	(14,864)	(9,059)
State	(256)	(1,281)	(1,781)
Foreign	(1,439)	(1,200)	(3,272)
Total deferred income tax benefit	(1,838)	(17,345)	(14,112)
Total income tax provision (benefit)	$4,052	$(10,384)	$(6,296)
The income tax provision (benefit) recognized in the accompanying consolidated statements of operations differs from the amounts computed by applying the Federal income tax rate to loss before income taxes. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is summarized as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Tax at Federal statutory rate	21.0%	35.0%	35.0%
State taxes - net of Federal benefit	9.9	7.7	1.5
Research and development incentives	3.6	1.7	0.5
Foreign rate differential	(7.4)	5.2	1.3
Valuation allowances(1)	(42.6)	5.0	(1.8)
Change in foreign tax rates	—	(1.2)	0.6
Decrease (increase) in tax reserves	(1.6)	(0.4)	1.0
Stock compensation expense	(2.1)	(6.7)	(0.6)
U.S. taxation of foreign earnings(2)	(13.1)	(10.2)	(3.6)
Non-deductible meals and entertainment	(0.3)	(0.3)	(0.1)
Non-deductible impairment charges(3)	—	—	(25.7)
Change in U.S. tax rate(4)	—	72.5	—
Transition tax on unremitted foreign earnings(5)	3.3	(35.7)	—
Other	2.8	(2.7)	(0.6)
Effective tax rate	(26.5)%	69.9%	7.5%

(1)
During the year ended December 31, 2018, the Company recorded a valuation allowance related to the disallowance of U.S. interest expense of $26.6 million, for which a $6.5 million tax benefit will not be realized.

(2)
During the year ended December 31, 2018, the U.S. taxation of foreign earnings includes the recognition of GILTI and the U.S. taxation of other foreign income. During the year ended December 31, 2017, the amount includes a deferred tax liability for foreign earnings of the Company’s wholly-owned U.S. subsidiaries that are no longer considered permanently reinvested. During the year ended December 31, 2016, the amount includes the recognition of a deferred tax liability for the foreign earnings of the Company’s non-majority owned joint venture holding that are no longer considered permanently reinvested.

(3)	During the year ended December 31, 2016, the non-deductible impairment charges are related to the impairment of goodwill and other intangible assets.

(4)	During the year ended December 31, 2017, the change in U.S. tax rate represents the impact of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act.

(5)	During the years ended December 31, 2018 and 2017, the transition tax on unremitted foreign earnings represents the impact of the deemed mandatory repatriation provisions under the Tax Reform Act.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The Company’s temporary differences which gave rise to deferred tax assets and liabilities were as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets
Accrued expenses and reserves	$2,289	$2,685
Postretirement and postemployment benefits	924	1,702
Employee benefits	3,125	3,476
Inventories	1,072	1,392
Other assets	1,526	1,868
Operating loss and credit carryforwards	21,265	15,257
Gross deferred tax assets	30,201	26,380
Less valuation allowance	(10,311)	(4,220)
Deferred tax assets	19,890	22,160

Deferred tax liabilities
Property, plant and equipment	(14,969)	(15,670)
Intangible assets and other liabilities	(25,804)	(28,912)
Foreign investments	(1,261)	(1,688)
Deferred tax liabilities	(42,034)	(46,270)
Net deferred tax liability	$(22,144)	$(24,110)

Amounts recognized in the statement of financial position consist of:
Other assets - net	$1,738	$1,589
Deferred income taxes	(23,882)	(25,699)
Net amount recognized	$(22,144)	$(24,110)
At December 31, 2018, the Company has U.S. federal and state net operating loss carryforwards, which expire at various dates through 2037, approximating $23.3 million and $102.7 million, respectively. In addition, the Company has U.S. state tax credit carryforwards of $1.0 million which expire between 2018 and 2032. The Company’s foreign net operating loss carryforwards total approximately $15.7 million (at December 31, 2018 exchange rates). The majority of these foreign net operating loss carryforwards are available for an indefinite period.
Valuation allowances totaling $10.3 million and $4.2 million as of December 31, 2018 and 2017, respectively, have been established for deferred income tax assets primarily related to certain subsidiary losses and U.S. interest expense carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates.
Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Balance at beginning of period	$1,916	$1,881	$2,928
Additions (reductions) based on tax positions related to current year	168	267	126
Reductions related to lapses of statute of limitations	—	(232)	(1,173)
Balance at end of period	$2,084	$1,916	$1,881
Of the $2.1 million, $1.9 million, and $1.9 million of unrecognized tax benefits as of December 31, 2018, 2017 and 2016, respectively, approximately $2.1 million, $1.9 million, and $1.6 million, respectively, would impact the effective income tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of its income tax provision. During the years ended December 31, 2018, 2017 and 2016, the Company had an immaterial amount of interest and penalties that were recognized as a component of the income tax provision.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

At December 31, 2018 and 2017, the Company has an immaterial amount of accrued interest and penalties related to taxes included within the consolidated balance sheet. During the next twelve months, the Company believes it is reasonably possible the total amount of unrecognized tax benefits will stay the same.
The Company, along with its subsidiaries, files returns in the U.S. Federal and various state and foreign jurisdictions. With certain exceptions, the Company is subject to examination by U.S. Federal and state taxing authorities for the taxable years in the following table. The Company does not expect the results of these examinations to have a material impact on the Company.

Tax Jurisdiction	Open Tax Years
Brazil	2014 - 2018
France	2014 - 2018
Germany	2012 - 2018
Mexico	2013 - 2018
Sweden	2013 - 2018
United Kingdom	2016 - 2018
United States (federal)	2014 - 2018
United States (state and local)	2014 - 2018
During the fourth quarter of 2017, the Company changed its assertion regarding the permanent reinvestment of earnings of its wholly-owned non U.S. subsidiaries. This change in assertion was triggered by the anticipated future impact of changes arising from the enactment of the Tax Reform Act, including the interest expense deduction limitation and significant reduction in the U.S. taxation of earnings repatriated from the Company’s foreign subsidiaries. As a result, during the year ended December 31, 2017, the Company recognized a deferred tax liability of $1.7 million on the undistributed earnings of its wholly-owned foreign subsidiaries. As of the year ended December 31, 2018, the Company has recognized a $1.3 million deferred tax liability on the undistributed earnings of its wholly-owned foreign subsidiaries.
During the second quarter of 2016, the Company changed its assertion regarding the permanent reinvestment of earnings of its non-majority owned joint venture holding. Such change in assertion was driven by several factors. Prior to the second quarter of 2016, the Company had the ability and intent to block the payment of distributions; the Company changed its stance in the second quarter of 2016 to be open to joint venture distributions. This change coincided with the re-evaluation of the joint venture partners during that quarter of the willingness and ability of the entity to distribute excess cash balances given the maturity, stability and revised growth expectations of the joint venture operations. The impact of this change in assertion was to reduce the income tax benefit for the year ended December 31, 2016 by $2.9 million.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

14.	Employee Benefit Plans
Defined contribution plans
The Company maintains a 401(k) Plan for substantially all full time U.S. employees (the “401(k) Plan”). Company contributions are allocated to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan subject to Internal Revenue Service limitations. Employer contributions are equal to 50% of the first 6% of employee’s eligible annual cash compensation, also subject to Internal Revenue Service limitations. Expense recognized related to the 401(k) Plan totaled approximately $2.1 million, $2.1 million and $2.4 million, for the years ended December 31, 2018, 2017 and 2016, respectively.
Defined benefit pension plans
The Company maintains defined benefit pension plans covering union and certain other employees. These plans are frozen to new participation.
The table that follows contains the accumulated benefit obligation and reconciliations of the changes in projected benefit obligation, the changes in plan assets and funded status:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2018	Year Ended December 31, 2017
Accumulated benefit obligation	$9,661	$10,605	$12,856	$15,054

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$10,605	$10,626	$15,468	$13,532
Service cost	—	—	190	177
Interest cost	350	393	328	312
Actuarial (gain) loss	(602)	292	(483)	388
Benefits paid	(692)	(706)	(1,617)	(502)
Other	—	—	27	8
Currency translation adjustment	—	—	(680)	1,553
Projected benefit obligation at end of year	$9,661	$10,605	$13,233	$15,468

Change in plan assets
Fair value of plan assets at beginning of year	$10,055	$9,282	$7,446	$6,316
Actual return on plan assets	(452)	1,110	(184)	536
Employer and employee contributions	307	410	525	485
Benefits paid	(692)	(706)	(1,621)	(506)
Other	(39)	(41)	—	—
Currency translation adjustment	—	—	(349)	615
Fair value of plan assets at end of year	$9,179	$10,055	$5,817	$7,446
Funded status	$(482)	$(550)	$(7,416)	$(8,022)

Weighted-average assumptions
Discount rates	4.02%-4.08%	3.33%-3.45%	2.00%-2.80%	1.80%-2.40%
Rate of compensation increase	N/A	N/A	2.00%-3.70%	2.00%-3.70%
Amounts recognized in the statement of financial position consist of:
Non-current assets	$1,830	$1,935	$—	$—
Other current liabilities	—	—	(83)	(78)
Other long-term liabilities	(2,312)	(2,485)	(7,333)	(7,944)
Net amount recognized	$(482)	$(550)	$(7,416)	$(8,022)

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table contains the components of net periodic benefit cost:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$190	$177	$155
Interest cost	350	393	425	328	312	391
Expected return on plan assets	(477)	(467)	(513)	(222)	(226)	(253)
Amortization of actuarial loss	14	14	27	79	41	7
Net periodic (benefit) cost	$(113)	$(60)	$(61)	$375	$304	$300

Weighted-average assumptions
Discount rates	3.33%-3.45%	3.71%-3.90%	3.87%-4.15%	1.80%-2.40%	1.70%-2.60%	2.20%-3.70%
Rate of compensation increase	N/A	N/A	N/A	2.00%-3.70%	2.00%-3.90%	2.00%-3.60%
Expected long-term rates or return	4.75%-6.50%	4.75%-6.50%	5.50%-7.00%	3.30%-4.00%	3.50%-4.00%	4.00%-4.20%
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
The net amounts recognized in accumulated other comprehensive loss related to the Company’s defined benefit pension plans consisted of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Unrecognized loss	$2,379	$2,099	$1,994
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
The Company’s pension plan asset allocations by asset category at December 31, 2018 and 2017 are as follows:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Equity securities	47.6%	58.7%	36.8%	47.1%
Debt securities	42.3%	29.4%	58.9%	49.3%
Other	10.1%	11.9%	4.3%	3.6%

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The fair values of pension plan assets by asset category at December 31, 2018 and 2017 are as follows:

	Total as of December 31, 2018	Level 1	Level 2	Level 3
Cash and cash equivalents	$923	$923	$—	$—
Accrued dividends	4	4	—	—
Global equities	6,515	6,515	—	—
Fixed income securities	7,315	—	7,315	—
Group annuity/insurance contracts	239	—	—	239
Total	$14,996	$7,442	$7,315	$239

	Total as of December 31, 2017	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,202	$1,202	$—	$—
Accrued dividends	3	3	—	—
Global equities	9,413	9,413	—	—
Fixed income securities	6,630	—	6,630	—
Group annuity/insurance contracts	253	—	—	253
Total	$17,501	$10,618	$6,630	$253
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2018 due to the following:

Beginning balance, December 31, 2017	$253
Actual return on assets related to assets still held	4
Purchases, sales and settlements	(18)
Ending balance, December 31, 2018	$239
No assets were transferred between levels of the fair value hierarchy during the years ended December 31, 2018 and December 31, 2017.
Quoted market prices are used to value investments when available. Investments in securities traded on exchanges are valued at the last reported sale prices on the last business day of the year or, if not available, the last reported bid prices.
The Company’s cash contributions to its defined benefit pension plans in 2019 are estimated to be approximately $0.8 million. Estimated projected benefit payments from the plans as of December 31, 2018 are as follows:

2019	$1,216
2020	1,279
2021	1,349
2022	1,227
2023	1,287
2024-2028	6,472
Multiemployer plan
Hourly union employees of the Morton business within the components segment were covered under the National Shopmen Pension Fund (EIN 52-6122274, plan number 001), a union-sponsored and trusteed multiemployer plan which required the Company to contribute a negotiated amount per hour worked by the employees covered by the plan. The Company made the decision to withdraw from this plan in August 2012. The withdrawal amount was finalized during 2013. As of December 31, 2018, a liability of $1.3 million is recorded within other long-term liabilities and a liability of $0.2 million is recorded within other current liabilities on the consolidated balance sheets. As of December 31, 2017, $1.5 million is recorded within other long-term liabilities and $0.2 million is recorded within other current liabilities on the consolidated balance sheets. The total liability will be paid in equal monthly installments through April 2026, and interest expense will be incurred associated with the discounting of this liability through that date.

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
The table that follows contains the accumulated benefit obligation and reconciliations of the changes in projected benefit obligation, the changes in plan assets and funded status:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Accumulated benefit obligation	$1,344	$1,423

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$1,423	$1,972
Interest cost	44	68
Actuarial loss (gain)	37	(483)
Benefits paid	(160)	(134)
Projected benefit obligation at end of year	$1,344	$1,423

Change in plan assets
Employer contributions	$160	$134
Benefits paid	(160)	(134)
Fair value of plan assets at end of year	$—	$—
Funded status	$(1,344)	$(1,423)

Weighted-average assumptions
Discount rates	3.96%	3.26%
Amounts recognized in the statement of financial position consist of:
Other current liabilities	$(147)	$(142)
Other long-term liabilities	(1,197)	(1,281)
Net amount recognized	$(1,344)	$(1,423)
The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was a blended rate of 6.40% and 8.40% at December 31, 2018 and December 31, 2017, respectively. It was assumed that these rates will decline by 1% to 3% every 5 years for the next 15 years. An increase or decrease in the medical trend rate of 1% would increase or decrease the accumulated postretirement benefit obligation by approximately $0.1 million and $0.1 million, respectively.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The table that follows contains the components of net periodic benefit costs:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Components of net periodic benefit cost
Interest cost	$44	$68	$76
Amortization of the net gain from earlier periods	(77)	(18)	(13)
Net periodic benefit cost	$(33)	$50	$63

Weighted-average assumptions
Discount rates	3.26%	3.64%	3.82%
The net amounts recognized in accumulated other comprehensive loss related to the Company’s other postretirement healthcare and life insurance plans consisted of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Unrecognized gain	$(548)	$(582)	$(217)
In the next fiscal year, $0.1 million of unrecognized gain within accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost.
The Company’s cash contributions to its postretirement benefit plan in 2019 are not yet determined but are expected to equal the projected benefits from the plan. Estimated projected benefit payments from the plan at December 31, 2018 are as follows:

2019	$150
2020	141
2021	132
2022	124
2023	116
2024-2028	475

15.	Business Segments, Geographic and Customer Information
The Company’s business activities are organized into reportable segments based on their similar economic characteristics, products, production processes, types of customers and distribution methods. The Company is a global manufacturer of a broad range of industrial products and is organized into four reportable segments: finishing, components, seating and acoustics.
Net sales relating to the Company’s reportable segments are as follows:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Finishing	$207,637	$200,284	$196,883
Components	83,028	82,621	97,667
Seating	160,322	159,129	161,050
Acoustics	161,961	206,582	249,919
Net sales	$612,948	$648,616	$705,519
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
Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated loss before taxes:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Segment Adjusted EBITDA
Finishing	$28,979	$27,661	$24,200
Components	9,746	9,888	14,249
Seating	19,747	16,348	16,122
Acoustics	20,868	27,341	27,202
	$79,340	$81,238	$81,773

Interest expense	(953)	(1,370)	(1,561)
Loss on debt extinguishment	—	(182)	—
Depreciation and amortization	(42,151)	(38,577)	(43,697)
Impairment charges	—	—	(63,285)
Gain (loss) on disposal of property, plant and equipment - net	1,142	759	(869)
Loss on divestiture	—	(8,730)	—
Restructuring	(4,458)	(4,275)	(6,634)
Integration and other restructuring costs	(446)	—	(1,621)
Total segment income (loss) before income taxes	32,474	28,863	(35,894)
Corporate general and administrative expenses	(12,129)	(13,486)	(17,613)
Corporate interest expense	(32,484)	(31,719)	(30,282)
Corporate gain on debt extinguishment	—	2,383	—
Corporate depreciation	(453)	(357)	(344)
Corporate restructuring	—	9	(598)
Corporate integration and other restructuring	36	569	(359)
Corporate loss on disposal of property, plant and equipment	—	—	(11)
Corporate share based compensation	(2,709)	(1,119)	752
Loss before income taxes	$(15,265)	$(14,857)	$(84,349)

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Other financial information relating to the Company’s reportable segments is as follows at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Depreciation and amortization
Finishing	$12,196	$12,198	$13,693
Components	9,746	7,821	9,827
Seating	8,488	8,435	8,894
Acoustics	11,721	10,123	11,283
Corporate	453	357	344
	$42,604	$38,934	$44,041

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Capital expenditures
Finishing	$4,365	$5,247	$5,943
Components	1,320	3,797	2,950
Seating	3,207	2,709	3,602
Acoustics	4,038	3,563	6,058
Corporate	823	557	1,227
	$13,753	$15,873	$19,780

	December 31, 2018	December 31, 2017
Assets
Finishing	$230,185	$241,776
Components	55,371	72,724
Seating	90,175	99,155
Acoustics	124,822	145,490
Total segments	500,553	559,145
Corporate and eliminations	3,044	(12,822)
Consolidated	$503,597	$546,323
Net sales and long-lived asset information by geographic area are as follows at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net sales by region
United States	$429,057	$441,691	$492,667
Europe	132,663	151,628	154,307
Mexico	47,301	50,080	49,594
Other	3,927	5,217	8,951
	$612,948	$648,616	$705,519

	December 31, 2018	December 31, 2017
Long-lived assets
United States	$176,688	$197,174
Europe	60,140	70,797
Mexico	11,084	13,484
Other	3,486	4,240
	$251,398	$285,695
Net sales attributed to geographic locations are based on the country of origin of the final sale with the external customer, which in certain cases may be manufactured in other countries at facilities within the Company’s global network.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Long-lived assets by geographic location consist of the net book values of property, plant and equipment and amortizable intangible assets.

16.	Commitments and Contingencies
Litigation Matters
In 2016, the Company received notification of certain employment matter claims filed in Brazil related to hiring practices within the Company’s finishing division. As of December 31, 2018, the Company has successfully investigated and defended all filed claims and has gathered additional information to assess the total potential exposure related to this matter, including the potential of additional claims. In the opinion of management, the resolution of this contingency will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
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
Environmental Matters
At December 31, 2018 and December 31, 2017, the Company held reserves of $1.0 million for environmental matters at one location. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations or cash flows.

17.	Subsequent Events
In January 2019, as part of a review of the Company’s organizational structure, the Company made certain strategic leadership changes which required a reassessment of reportable segments.  Based on this evaluation, the Company determined that a change in reportable segments had occurred.  For 2019, reportable segments will include the former Finishing segment renamed as the Industrial segment, the former Acoustics segment renamed as the Fiber Solutions segment, and the former Seating and Components businesses combined into one Engineered Components segment.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable level of assurance.
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
Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2018.
Remediation of Previously Identified Material Weakness
In the third quarter of 2017, our management identified control deficiencies that when aggregated, resulted in a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not design and maintain effective controls necessary to allow for a detailed review over non-routine transactions on a timely basis and did not have the appropriate complement of resources at certain of our facilities in place for a sufficient period of time. As a result of these control deficiencies, we inappropriately accounted for the divestiture of Acoustics Europe in the three and six month periods ended June 30, 2017 and for depreciation expense in 2016 and the first six months of 2017. While the impact of these errors was not material to the previously reported financial statements, we revised our previously issued annual financial statements as of and for the year ended December 31, 2016 and the interim financial statements for the three month period ended March 31, 2017 and for the three and six month periods ended June 30, 2017. These control deficiencies could result in the misstatement of account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that these control deficiencies aggregated to a material weakness in the design and operation of control activities.

During the fourth quarter of 2017 and the nine months ended September 28, 2018, we enhanced the design of controls around certain control activities, specifically, the review process for analyzing non-routine accounting transactions and also added additional accounting resources in several businesses to improve the effectiveness of internal control over financial reporting. We believe that these enhanced resources and processes have effectively remediated the material weakness, and the revised controls have operated for a sufficient period of time in order for management to conclude, through testing, that these controls are designed and operating effectively. As of September 28, 2018, we have remediated our previously reported material weakness in our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the most recent completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K as permitted by SEC rules.
The information required by this Item is set forth under the headings “Questions and Answers about the Company,” “Proposals to be Voted On–Proposal 1: Election of Directors,” “Corporate Governance Principles and Board Matters–Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018 in connection with the solicitation of proxies for the Company’s 2019 annual meeting of shareholders (“Proxy Statement”) and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the headings “Corporate Governance Principles and Board Matters–Board Committees–Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about the Company’s common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,058,003	$—	2,609,316	(2)

Equity compensation plans not approved by security holders	—	$—	—
Total	4,058,003	—	2,609,316
(1) Column (a) of the table above includes 4,058,003 unvested restricted stock units outstanding under the Jason Industries, Inc. 2014 Omnibus Incentive Plan.
(2) Represents shares available for future issuance under the Jason Industries, Inc. 2014 Omnibus Incentive Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the headings “Questions and Answers about the Company,” “Proposals to be Voted On–Proposal 1: Election of Directors,” “Corporate Governance Principles and Board Matters-Independent Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) Documents filed as part of this report

(1) All financial statements
(2) Financial Statement schedules

Index to Financial Statement schedules
For the years ended December 31, 2018, December 31, 2017 and December 31, 2016	Page
Schedule II - Valuation and Qualifying Accounts	109
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

ITEM 16. FORM 10-K SUMMARY
None.

SCHEDULE II. CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of year	Charge to Costs and Expenses	Utilization of Reserves	Other (1)	Balance at end of year
Year Ended December 31, 2018
Allowance for doubtful accounts	$2,959	$(197)	$(954)	$4	$1,812
Deferred tax valuation allowances	$4,220	$7,044	$(602)	$(351)	$10,311

Year Ended December 31, 2017
Allowance for doubtful accounts	$3,392	$82	$(634)	$119	$2,959
Deferred tax valuation allowances	$4,879	$283	$(1,164)	$222	$4,220

Year Ended December 31, 2016
Allowance for doubtful accounts	$2,524	$1,696	$(783)	$(45)	$3,392
Deferred tax valuation allowances	$3,703	$1,469	$—	$(293)	$4,879
(1)     The amounts included in the “other” column primarily relate to the impact of foreign currency exchange rates.

EXHIBIT INDEX

Exhibit Number	Description

3.1
Second Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission (“the Commission”) on July 3, 2014 (File No. 333-197250)).

3.2
Certificate of Designations, Preferences, Rights and Limitations of 8.0% Series A Convertible Perpetual Preferred Stock (incorporated herein by reference to Exhibit A to Exhibit 10.11 to the Registrant’s Form 10-Q, filed with the Commission on May 15, 2014 (File No. 1-36051)).

3.3	Bylaws of the Company (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on July 3, 2014 (File No. 333-197250)).

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

10.1
Jason Industries, Inc. 2014 Omnibus Incentive Plan, as amended (incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders, filed with the Commission on April 12, 2018 (File No. 333-197250)).**

10.2
Employment Agreement between the Company and Srivas Prasad, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).**

10.3
Amended and Restated Employment Agreement between the Company and John Hengel, dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).**

10.4
Employment Agreement between the Company and Kevin Kuznicki, dated as of April 2, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, filed with the Commission on May 3, 2018 (File No. 1-36051)).**

10.5
Employment Agreement between the Company and Brian K. Kobylinski, dated as of April 8, 2016 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, filed with the Commission on May 10, 2016 (File No. 1-36051)).**

10.6
Amendment to Employment Agreement between the Company and Brian K. Kobylinski, dated December 1, 2016 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the Commission on December 2, 2016 (File No. 1-36051)).**

10.7
Employment Agreement between the Company and Chad M. Paris, effective as of August 25, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on August 17, 2017 (File No. 1-36051)).**

10.8
First Lien Credit Agreement as amended, dated as of June 30, 2014, by and among Jason Incorporated, Jason Partners Holdings Inc., Jason Holdings Inc. 1, The Bank of New York Mellon, as administrative agent, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, filed with the Commission on August 2, 2018 (File No. 1-36051)).

Exhibit Number	Description
10.9
Second Lien Credit Agreement as amended, dated as of June 30, 2014, by and among Jason Incorporated, Jason Partners Holdings Inc., Jason Holdings, Inc. I, The Bank of New York Mellon, as administrative agent, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from to time to time party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, filed with the Commission on May 3, 2018 (File No. 1-36051)).

10.10
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

10.12	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

10.13
Form of Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form 10-Q, filed with the Commission on November 7, 2014 (File No. 1-36051)).*

10.14
Form of Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (ROIC-Vesting) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on February 3, 2016 (File No. 1-36051)).**

10.15
Form of Non-Employee Director Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Form 10-Q, filed with the Commission on November 7, 2014 (File No. 1-36051)).*

10.16
Form of Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (Time-Vesting) (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K, filed with the Commission on March 1, 2018 (File No. 1-36051)).**

10.17
Form of Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (Cliff-Vesting) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, filed with the Commission on May 10, 2016 (File No. 1-36051)).**

10.18
Form of Restricted Stock Unit & Cash Bonus Award Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (Time-Vesting) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on July 5, 2017 (File No. 1-36051)).**

10.19
Form of Restricted Stock Unit & Cash Bonus Award Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (EBITDA-Vesting) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the Commission on July 5, 2017 (File No. 1-36051)).**

10.20	Form of Preferred Stock Exchange Agreement (incorporated by reference to Exhibit 10 to the Registrant’s 8-K, filed with the Commission on January 23, 2018 (File No. 1-36051)).

10.21
Employment Agreement between the Company and Keith A. Walz, dated as of February 27, 2018 (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K, filed with the Commission on March 1, 2018 (File No. 1-36051)).**

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

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit Number	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Represents a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JASON INDUSTRIES, INC.

Dated: March 5, 2019	/s/ Brian K. Kobylinski
Brian K. Kobylinski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: March 5, 2019	/s/ Chad M. Paris
Chad M. Paris Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian K. Kobylinski	President, Chief Executive Officer and Chairman of the Board of Directors	Dated: March 5, 2019
Brian K. Kobylinski	(Principal Executive Officer)

/s/ Chad M. Paris	Senior Vice President and Chief Financial Officer	Dated: March 5, 2019
Chad M. Paris	(Principal Financial and Accounting Officer)

/s/ Jeffry N. Quinn	Director	Dated: March 5, 2019
Jeffry N. Quinn

/s/ James P. Heffernan	Director	Dated: March 5, 2019
James P. Heffernan

/s/ Edgar G. Hotard	Director	Dated: March 5, 2019
Edgar G. Hotard

/s/ James E. Hyman	Director	Dated: March 5, 2019
James E. Hyman

/s/ Mitchell I. Quain	Director	Dated: March 5, 2019
Mitchell I. Quain

/s/ Dr. John Rutledge	Director	Dated: March 5, 2019
Dr. John Rutledge

/s/ James M. Sullivan	Director	Dated: March 5, 2019
James M. Sullivan

/s/ Nelson Obus	Director	Dated: March 5, 2019
Nelson Obus