Form 10-K/A
period 2018-12-31
Jason Industries, Inc.
filed 2019-05-13
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36051

 JASON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter

Delaware	46-2888322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

833 East Michigan Street, Suite 900 Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (414) 277-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share Warrants to purchase Common Stock	JASN JASNW	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Jason Industries, Inc. (“the Company”) for the year ended December 31, 2018, initially filed with the Securities and Exchange Commission on March 5, 2019 (the “Original Filing”). This Form 10-K/A amends the Original Filing to correct the Company’s accounting for income taxes. Specifically, the Company recorded a valuation allowance for deferred tax assets related to disallowed interest expense deduction carryforwards under Internal Revenue Code Section 163(j) in 2018 which was not appropriate based on relevant income tax guidance as management has determined that the deferred tax assets were more likely than not to be realized, as more fully described in Note 2, “Restatement of Previously Reported Financial Information” in the notes to the consolidated financial statements. As a result of this income tax error, which materially misstated the previously issued 2018 financial statements, the consolidated financial statements of the Company as of and for the year ended December 31, 2018 have been restated. This Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•Item 6. Selected Financial Data
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Item 7A. Quantitative and Qualitative Disclosures about Market Risk
•Item 8. Financial Statements and Supplementary Data
•Item 9A. Controls and Procedures
•Schedule II. Consolidated Valuation and Qualifying Accounts
•Exhibit 23. Consent of PricewaterhouseCoopers LLP

Management has also reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that reassessment, management identified a material weakness and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to address the material weakness, see Part II, Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K/A.

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

3

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

Presentation of Financial and Operating Data
On June 30, 2014, the Company and Jason Partners Holdings Inc. (“Jason” or “Seller”) completed a transaction in which JPHI Holdings Inc. (“JPHI”), then a majority owned subsidiary of the Company, acquired all of the capital stock of Jason from its then current owners, Saw Mill Capital, LLC, Falcon Investment Advisors, LLC and other investors (the “Business Combination”) pursuant to a stock purchase agreement, dated as of March 16, 2014 (the “Purchase Agreement”). In connection with the Business Combination, the Company entered into new senior secured credit facilities with a syndicate of lenders in the aggregate amount of approximately $460.0 million, which was primarily used to refinance existing indebtedness, pay transaction fees and expenses and pay a portion of the purchase price under the Purchase Agreement. The purchase price under the Purchase Agreement was also funded with cash held in our initial public offering trust account, the contribution of Jason common stock to JPHI by certain members of Seller and certain directors and management of Jason Incorporated (collectively, the “Rollover Participants”) in exchange for JPHI stock, and the proceeds from the sale of our 8% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) in a private placement that closed simultaneously with the Business Combination. The Business Combination was accounted for using the acquisition method of accounting under the provisions of Accounting Standards Codification Topic 805, “Business Combinations.” Accordingly, we are treated as the legal and accounting acquirer and Jason is treated as the legal and accounting acquiree. As a result of the application of the acquisition method of accounting as of the effective time of the acquisition, the financial statements for the predecessor period and for the successor period are presented on a different basis and, therefore, the financial information and operating data presented in this Annual Report on Form 10-K/A for the predecessor period is that of Jason Partners Holdings Inc and the successor period is that of Jason Industries.
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
Available Information
The Company’s internet website address is www.jasoninc.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its internet website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, on the same day they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K/A.

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
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest facilities are located in the United States, Mexico and Germany. We also maintain a presence in China, France, India, Portugal, Romania, Singapore, Spain, Sweden, Taiwan and the United Kingdom. See Note 10, “Leases” in the notes to the consolidated financial statements for information regarding our lease commitments.
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

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016 have been derived from Jason Industries’ audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K/A. Such consolidated financial data reflects the correction of an error discussed in the Explanatory Note to this Form 10-K/A and in Note 2, “Restatement of Previously Reported Financial Information”. The selected financial data as of and for the year ended December 31, 2015, for the period June 30, 2014 through December 31, 2014 and the period January 1, 2014 through June 29, 2014 have been derived from Jason’s historical consolidated financial statements not included herein.
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
The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K/A.

	Successor					Predecessor
	Year Ended December 31,				June 30, 2014 Through December 31, 2014	January 1, 2014 Through June 29, 2014
(in thousands, except per share data)	2018	2017	2016	2015
	(Restated1)
Statement of Operations Data:
Net sales	$612,948	$648,616	$705,519	$708,366	$325,335	$377,151
Cost of goods sold	486,668	517,764	574,412	561,076	270,676	294,175
Gross profit	126,280	130,852	131,107	147,290	54,659	82,976
Selling and administrative expenses	106,470	103,855	113,797	129,371	57,183	54,974
Impairment charges	—	—	63,285	94,126	—	—
(Gain) loss on disposals of property, plant and equipment - net	(1,142)	(759)	880	109	57	338
Restructuring	4,458	4,266	7,232	3,800	1,131	2,554
Transaction-related expenses	—	—	—	886	2,533	27,783
Operating income (loss)	16,494	23,490	(54,087)	(81,002)	(6,245)	(2,673)
Interest expense	(33,437)	(33,089)	(31,843)	(31,835)	(16,172)	(7,301)
Gain on extinguishment of debt	—	2,201	—	—	—	—
Equity income	1,024	952	681	884	381	831
Loss on divestiture	—	(8,730)	—	—	—	—
Gain from sale of joint ventures	—	—	—	—	—	3,508
Other income - net	654	319	900	97	167	107
Loss before income taxes	(15,265)	(14,857)	(84,349)	(111,856)	(21,869)	(5,528)
Tax benefit	(2,105)	(10,384)	(6,296)	(22,255)	(7,889)	(573)
Net loss	$(13,160)	$(4,473)	$(78,053)	$(89,601)	$(13,980)	$(4,955)
Less net gain (loss) attributable to noncontrolling interests	—	5	(10,818)	(15,143)	(2,362)	—
Net loss attributable to Jason Industries	$(13,160)	$(4,478)	$(67,235)	$(74,458)	$(11,618)	$(4,955)
Accretion of preferred stock dividends and redemption premium	4,070	3,783	3,600	3,600	1,810	—
Net loss available to common shareholders of Jason Industries	$(17,230)	$(8,261)	(70,835)	$(78,058)	$(13,428)	$(4,955)
Loss per share: Basic and diluted	$(0.62)	$(0.32)	$(3.15)	$(3.53)	$(0.61)	$(4,955.00)
Weighted-average shares outstanding:
Basic and diluted	27,595	26,082	22,507	22,145	21,991	1

	Successor
	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
	(Restated1)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$58,169	$48,887	$40,861	$35,944	$62,279
Total assets	503,597	546,323	583,836	697,092	788,733
Long-term debt	387,244	391,768	416,945	426,150	404,635
Total liabilities	511,380	540,639	586,978	612,098	606,058
Total stockholders’ (deficit) equity	(7,783)	5,684	(3,142)	84,994	182,675

[1]	Amounts have been restated for the correction of an error as described within Note 2, “Restatement of Previously Reported Financial Information”.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements for the years ended December 31, 2018, 2017 and 2016, including the notes thereto, included elsewhere in this Annual Report on Form 10-K/A. The Company’s actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item IA or in other parts of this Annual Report on Form 10-K/A. Actual results may differ materially from those contained in any forward-looking statements.
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
Restatement of the Consolidated Financial Statements
During the first quarter of 2019, we identified an error in the income tax provision presented within the consolidated financial statements for the year ended December 31, 2018. As a result of this income tax error, which materially misstated the previously issued 2018 financial statements, the consolidated financial statements of the Company as of and for the year ended December 31, 2018 have been restated. This MD&A has been revised to reflect the restatement of the income tax provision. See the Explanatory Note to this Form 10-K/A and Note 2, “Restatement of Previously Reported Financial Information” in the notes to the consolidated financial statements for further information.
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

Consolidated Results of Operations
The following table sets forth our consolidated results of operations:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
(in thousands)
	(Restated)
Net sales	$612,948	$648,616	$705,519
Cost of goods sold	486,668	517,764	574,412
Gross profit	126,280	130,852	131,107
Selling and administrative expenses	106,470	103,855	113,797
Impairment charges	—	—	63,285
(Gain) loss on disposals of property, plant and equipment - net	(1,142)	(759)	880
Restructuring	4,458	4,266	7,232
Operating income (loss)	16,494	23,490	(54,087)
Interest expense	(33,437)	(33,089)	(31,843)
Gain on extinguishment of debt	—	2,201	—
Equity income	1,024	952	681
Loss on divestiture	—	(8,730)	—
Other income - net	654	319	900
Loss before income taxes	(15,265)	(14,857)	(84,349)
Tax benefit	(2,105)	(10,384)	(6,296)
Net loss	$(13,160)	$(4,473)	$(78,053)
Less net gain (loss) attributable to noncontrolling interests	—	5	(10,818)
Net loss attributable to Jason Industries	$(13,160)	$(4,478)	$(67,235)
Accretion of preferred stock dividends and redemption premium	4,070	3,783	3,600
Net loss available to common shareholders of Jason Industries	$(17,230)	$(8,261)	$(70,835)

Total other comprehensive (loss) income	$(3,383)	$12,232	$(6,475)

Other financial data: (1)

(in thousands, except percentages)	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase/(Decrease)
			$	%
	(Restated)
Consolidated
Net sales	$612,948	$648,616	$(35,668)	(5.5)%
Net loss	(13,160)	(4,473)	8,687	194.2
Net loss as a % of net sales	2.1%	0.7%	140 bps
Adjusted EBITDA	67,211	67,752	(541)	(0.8)
Adjusted EBITDA as a % of net sales	11.0%	10.4%	60 bps

	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase/(Decrease)
(in thousands, except percentages)			$	%
Consolidated
Net sales	$648,616	$705,519	$(56,903)	(8.1)%
Net loss	(4,473)	(78,053)	(73,580)	(94.3)
Net loss as a % of net sales	0.7%	11.1%	(1,040) bps
Adjusted EBITDA	67,752	64,160	3,592	5.6
Adjusted EBITDA as a % of net sales	10.4%	9.1%	130 bps

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
Tax benefit. The tax benefit was $2.1 million for the year ended December 31, 2018, compared with $10.4 million for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018 was 13.8%, compared with 69.9% for the year ended December 31, 2017. The Company’s tax benefit is impacted by a number of factors, including, among others, the amount of taxable income or loss at the U.S. federal statutory rate, the amount of taxable earnings derived in foreign jurisdictions in which the majority have tax rates higher than the U.S. federal statutory rate after enactment of the Tax Reform Act, permanent items, state tax rates in jurisdictions where we do business and the ability to utilize various tax credits and net operating loss carry forwards to reduce income tax expense. The income tax benefit also includes the impact of provision to return adjustments, adjustments to valuation allowances and reserve requirements for unrecognized tax positions. For the years ended December 31, 2018 and 2017, the tax benefit was impacted by the enactment of the Tax Reform Act.
The 2018 effective tax rate of 13.8% differs from the U.S. federal statutory rate of 21% due primarily to the provisions in the Tax Reform Act that require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets which is referred to as the global intangible low-taxed income (“GILTI”) provision. This provision resulted in an increase to the 2018 tax provision of $2.1 million. Also impacting the effective tax rate are state taxes and the impact of higher foreign tax rates when compared to the 21% U.S. federal statutory tax rate (primarily in Germany and Mexico).
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
Net loss. For the reasons described above, net loss was $13.2 million for the year ended December 31, 2018 compared with $4.5 million for the year ended December 31, 2017.
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
See Note 11, “Shareholders’ (Deficit) Equity” in the consolidated financial statements for further discussion.
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
See “Factors that Affect Operating Results - Key Events” in this MD&A and Note 8, “Goodwill and Other Intangible Assets” of the accompanying consolidated financial statements for further information.
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
See Note 11, “Shareholders’ (Deficit) Equity” in the consolidated financial statements for further discussion.

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
The Senior Secured Credit Facilities (defined in Note 9, “Debt and Hedging Instruments”, and below) definition of EBITDA excludes income of partially owned affiliates, unless such earnings have been received in cash.

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands) (unaudited):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

	(Restated)
Net loss	(13,160)	$(4,473)	$(78,053)
Tax benefit	(2,105)	(10,384)	(6,296)
Interest expense	33,437	33,089	31,843
Depreciation and amortization	42,604	38,934	44,041
EBITDA	60,776	57,166	(8,465)
Adjustments:
Impairment charges(1)	—	—	63,285
Restructuring(2)	4,458	4,266	7,232
Integration and other restructuring costs(3)	410	(569)	1,980
Share-based compensation(4)	2,709	1,119	(752)
(Gain) loss on disposals of property, plant and equipment - net (5)	(1,142)	(759)	880
Gain on extinguishment of debt (6)	—	(2,201)	—
Loss on divestiture (7)	—	8,730	—
Total adjustments	6,435	10,586	72,625
Adjusted EBITDA	$67,211	$67,752	$64,160

(1)
Impairment charges for the year ended December 31, 2016 primarily relate to non-cash impairment of goodwill of $29.8 million and $33.2 million in the acoustics and components segments, respectively. See “Factors that Affect Operating Results - Key Events” within this MD&A and Note 8, “Goodwill and Other Intangible Assets” of the accompanying consolidated financial statements for further information.

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

(4)
Represents share-based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan. During 2016, share based compensation included $2.5 million of income due to a decrease in assumed vesting levels of Adjusted EBITDA based awards. See Note 12, “Share-Based Compensation” of the accompanying consolidated financial statements for further information.

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

(7)
On August 30, 2017, the Company completed the divestiture of its Acoustics Europe business. The divestiture resulted in an $8.7 million pre-tax loss. See Note 4, “Divestiture” of the accompanying consolidated financial statements for further information.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results of Operations (unaudited)
The following tables presenting our quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K/A. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.
During the first quarter of 2019, we identified an error in the income tax provision presented within the consolidated financial statements for the year ended December 31, 2018 which also impacted the quarterly unaudited financial information for periods within 2018. The Quarterly Results of Operations for the three months ended March 30, 2018, the three months ended June 29, 2018, and the three months ended September 28, 2018 have been revised below. The three months ended December 31, 2018 have been restated. See the Explanatory Note to this Form 10-K/A and Note 2, “Restatement of Previously Reported Financial Information” in the notes to the consolidated financial statements for further information. The revision of the Company's previously issued unaudited consolidated financial statements for the three months ended March 30, 2018, the three and six months ended June 29, 2018 and the three and nine months ended September 28, 2018 will be included in the Company's future Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2019, June 28, 2019 and September 27, 2019, respectively.
The following table presents our unaudited quarterly results of operations for the eight quarters in fiscal 2018 and fiscal 2017. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our consolidated financial position and operating results for the quarters presented.

	1Q	2Q	3Q	4Q	Full Year
(in thousands, except percentages)	2018	2018	2018	2018	2018
	(Revised)	(Revised)	(Revised)	(Restated)	(Restated)
Net sales	$167,254	$168,424	$145,295	$131,975	$612,948
Gross profit	35,672	37,122	28,477	25,009	126,280
Net loss (1)	(638)	(355)	(4,458)	(7,709)	(13,160)
Net loss attributable to Jason Industries (1)	(638)	(355)	(4,458)	(7,709)	(13,160)
Accretion of preferred stock dividends and redemption premium	1,727	765	782	796	4,070
Net loss available to common shareholders of Jason Industries (1)	$(2,365)	$(1,120)	$(5,240)	$(8,505)	$(17,230)
Net loss per share available to common shareholders of Jason Industries:
Basic and diluted (1)	$(0.09)	$(0.04)	$(0.19)	$(0.31)	$(0.62)
Weighted average number of common shares outstanding:
Basic and diluted	27,329	27,677	27,683	27,683	27,595

	1Q	2Q	3Q	4Q	Full Year
(in thousands, except percentages)	2017	2017	2017	2017	2017
Net sales	$175,193	$172,477	$155,430	$145,516	$648,616
Gross profit	34,609	35,644	31,973	28,626	130,852
Loss on divestiture	—	(7,888)	(842)	—	(8,730)
Net loss	(493)	(4,737)	(1,601)	2,358	(4,473)
Less net loss attributable to noncontrolling interests	5	—	—	—	5
Net loss attributable to Jason Industries	(498)	(4,737)	(1,601)	2,358	(4,478)
Accretion of preferred stock dividends and redemption premium	918	936	955	974	3,783
Net loss available to common shareholders of Jason Industries	$(1,416)	$(5,673)	$(2,556)	$1,384	$(8,261)
Net loss per share available to common shareholders of Jason Industries:
Basic	$(0.05)	$(0.22)	$(0.10)	$0.05	$(0.32)
Diluted	$(0.05)	$(0.22)	$(0.10)	$0.05	$(0.32)
Weighted average number of common shares outstanding:
Basic	25,784	26,042	26,241	26,255	26,082
Diluted	25,784	26,042	26,241	26,785	26,082

(1)	The following table presents the effect of the restatement of the error on the quarterly period for the three months ended December 31, 2018.

The effect of the correction of the error on revised periods for the three months ended March 30, 2018, the three months ended June 29, 2018, and the three months ended September 28, 2018, respectively, was to decrease net loss, net loss attributable to Jason Industries, and net loss available to common shareholders of Jason Industries by $0.2 million, $0.2 million, and $1.1 million, respectively.

	For the Quarter Ended December 31, 2018
	As Reported	Adjustments	As Restated
Net loss	$(12,399)	$4,690	$(7,709)
Net loss attributable to Jason Industries	(12,399)	4,690	(7,709)
Net loss available to common shareholders of Jason Industries	(13,195)	4,690	(8,505)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.48)	$0.17	$(0.31)

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
Restatement of Previously Issued Financial Statements
As discussed in Note 2 to the consolidated financial statements and Note 2 to the financial statement schedule, the Company has restated its 2018 financial statements and financial statement schedule to correct an error.
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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 5, 2019, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements and Note 2 to the financial statement schedule, as to which the date is May 13, 2019

We served as the Company’s or its predecessors’ auditor from 1985 to 2019.

Jason Industries, Inc. Consolidated Statements of Operations (In thousands, except per share amounts)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

	(Restated)
Net sales	$612,948	$648,616	$705,519
Cost of goods sold	486,668	517,764	574,412
Gross profit	126,280	130,852	131,107
Selling and administrative expenses	106,470	103,855	113,797
Impairment charges	—	—	63,285
(Gain) loss on disposals of property, plant and equipment - net	(1,142)	(759)	880
Restructuring	4,458	4,266	7,232
Operating income (loss)	16,494	23,490	(54,087)
Interest expense	(33,437)	(33,089)	(31,843)
Gain on extinguishment of debt	—	2,201	—
Equity income	1,024	952	681
Loss on divestiture	—	(8,730)	—
Other income - net	654	319	900
Loss before income taxes	(15,265)	(14,857)	(84,349)
Tax benefit	(2,105)	(10,384)	(6,296)
Net loss	$(13,160)	$(4,473)	$(78,053)
Less net gain (loss) attributable to noncontrolling interests	—	5	(10,818)
Net loss attributable to Jason Industries	$(13,160)	$(4,478)	$(67,235)
Accretion of preferred stock dividends and redemption premium	4,070	3,783	3,600
Net loss available to common shareholders of Jason Industries	$(17,230)	$(8,261)	$(70,835)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.62)	$(0.32)	$(3.15)
Weighted average number of common shares outstanding:
Basic and diluted	$27,595	26,082	22,507
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Statements of Comprehensive (Loss) Income (In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

	(Restated)
Net loss	$(13,160)	$(4,473)	$(78,053)
Other comprehensive (loss) income:
Employee retirement plan adjustments, net of tax (benefit) expense of ($66), $73, and ($95), respectively	(177)	373	(624)
Foreign currency translation adjustments	(4,555)	10,542	(4,787)
Net change in unrealized gains (losses) on cash flow hedges, net of tax expense (benefit) of $436, $814, and ($659), respectively	1,349	1,317	(1,064)
Total other comprehensive (loss) income	(3,383)	12,232	(6,475)
Comprehensive (loss) income	(16,543)	7,759	(84,528)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	43	(11,870)
Comprehensive (loss) income attributable to Jason Industries	$(16,543)	$7,716	$(72,658)
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Balance Sheets (In thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
	(Restated)
Assets
Current assets
Cash and cash equivalents	$58,169	$48,887
Accounts receivable - net of allowances for doubtful accounts of $1,812 and $2,959 at 2018 and 2017, respectively	60,559	68,626
Inventories - net	63,747	70,819
Other current assets	13,664	15,655
Total current assets	196,139	203,987
Property, plant and equipment - net	134,869	154,196
Goodwill	44,065	45,142
Other intangible assets - net	116,529	131,499
Other assets - net	11,995	11,499
Total assets	$503,597	$546,323
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities
Current portion of long-term debt	$6,544	$9,704
Accounts payable	47,497	53,668
Accrued compensation and employee benefits	14,452	17,433
Accrued interest	89	276
Other current liabilities	17,281	19,806
Total current liabilities	85,863	100,887
Long-term debt	387,244	391,768
Deferred income taxes	17,725	25,699
Other long-term liabilities	20,548	22,285
Total liabilities	511,380	540,639
Commitments and Contingencies (Note 17)
Shareholders’ (Deficit) Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 40,612 shares issued and outstanding at December 31, 2018, including 794 shares declared on November 1, 2018 and issued on January 1, 2019, and 49,665 shares issued and outstanding at December 31, 2017, including 968 shares declared on November 28, 2017 and issued on January 1, 2018)	$40,612	$49,665
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized, 27,394,978 shares issued and outstanding at December 31, 2018 and 25,966,381 shares issued and outstanding at December 31, 2017)	3	3
Additional paid-in capital	155,533	143,788
Retained deficit	(180,360)	(167,710)
Accumulated other comprehensive loss	(23,571)	(20,062)
Total shareholders’ (deficit) equity	(7,783)	5,684
Total liabilities and shareholders’ (deficit) equity	$503,597	$546,323

The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Statements of Shareholders’ (Deficit) Equity (In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders' (Deficit) Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	45	$45,000	22,295	$2	$143,533	$(95,997)	$(21,456)	$71,082	$13,912	$84,994
Dividends declared	1	899	—	—	(3,600)	—	—	(2,701)	—	(2,701)
Share-based compensation	—	—	149	—	(752)	—	—	(752)	—	(752)
Tax withholding related to vesting of restricted stock units	—	—	(44)	—	(155)	—	—	(155)	—	(155)
Net loss	—	—	—	—	—	(67,235)	—	(67,235)	(10,818)	(78,053)
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	(540)	(540)	(84)	(624)
Foreign currency translation adjustments	—	—	—	—	—	—	(4,013)	(4,013)	(774)	(4,787)
Net changes in unrealized losses on cash flow hedges, net of tax	—	—	—	—	—	—	(870)	(870)	(194)	(1,064)
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	—	—	2,402	—	5,640	—	(3,493)	2,147	(2,147)	—
Balance at December 31, 2016	46	45,899	24,802	2	144,666	(163,232)	(30,372)	(3,037)	(105)	(3,142)
Dividends declared	4	3,766	—	—	(3,783)	—	—	(17)	—	(17)
Share-based compensation	—	—	106	—	1,119	—	—	1,119	—	1,119
Tax withholding related to vesting of restricted stock units	—	—	(26)	—	(35)	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(4,478)		(4,478)	5	(4,473)
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	373	373	—	373
Foreign currency translation adjustments	—	—	—	—	—	—	10,506	10,506	36	10,542
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	—	—	1,315	1,315	2	1,317
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	—	—	1,084	1	1,821	—	(1,884)	(62)	62	—
Balance at December 31, 2017	50	49,665	25,966	3	143,788	(167,710)	(20,062)	5,684	—	5,684
Cumulative impact of accounting changes	—	—	—	—	—	510	(126)	384	—	384
Dividends declared	3	3,083	—	—	(3,093)	—	—	(10)	—	(10)
Share-based compensation	—	—	36	—	2,709	—	—	2,709	—	2,709
Tax withholding related to vesting of restricted stock units	—	—	(3)	—	(7)	—	—	(7)	—	(7)
Net loss (Restated)	—	—	—	—	—	(13,160)	—	(13,160)	—	(13,160)
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	(177)	(177)	—	(177)
Foreign currency translation adjustments	—	—	—	—	—	—	(4,555)	(4,555)	—	(4,555)
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	—	—	1,349	1,349	—	1,349
Exchange of preferred stock for common stock of Jason Industries, Inc.	(12)	(12,136)	1,396	—	12,136	—	—	—	—	—
Balance at December 31, 2018 (Restated)	41	$40,612	27,395	$3	$155,533	$(180,360)	$(23,571)	$(7,783)	$—	$(7,783)

The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

	(Restated)
Cash flows from operating activities
Net loss	$(13,160)	$(4,473)	$(78,053)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	28,356	26,260	31,120
Amortization of intangible assets	14,248	12,674	12,921
Amortization of deferred financing costs and debt discount	2,937	2,943	3,008
Impairment charges	—	—	63,285
Equity income	(1,024)	(952)	(681)
Deferred income taxes	(7,995)	(17,345)	(14,112)
(Gain) loss on disposals of property, plant and equipment - net	(1,142)	(759)	880
Gain on extinguishment of debt	—	(2,201)	—
Loss on divestiture	—	8,730	—
Transaction fees on divestiture	—	(932)	—
Dividends from joint ventures	833	—	2,068
Share-based compensation	2,709	1,119	(752)
Net increase (decrease) in cash due to changes in:
Accounts receivable	7,454	6,997	(85)
Inventories	5,750	3,804	5,862
Other current assets	2,819	1,464	7,346
Accounts payable	(6,015)	(7,897)	5,886
Accrued compensation and employee benefits	(2,710)	5,946	(5,449)
Accrued interest	(187)	98	117
Accrued income taxes	(1,221)	473	2,263
Other - net	(1,895)	(5,858)	(507)
Total adjustments	42,917	34,564	113,170
Net cash provided by operating activities	29,757	30,091	35,117

Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	3,531	8,809	3,413
Payments for property, plant and equipment	(13,753)	(15,873)	(19,780)
Proceeds from divestitures, net of cash divested and debt assumed by buyer	—	7,883	—
Acquisitions of patents	(152)	(104)	(86)
Net cash (used in) provided by investing activities	(10,374)	715	(16,453)

	(Restated)
Cash flows from financing activities
Payments of deferred financing costs	(649)	—	—
Payments of First and Second Lien term loans	(5,600)	(21,826)	(3,100)
Proceeds from other long-term debt	3,387	8,596	10,150
Payments of other long-term debt	(7,076)	(10,816)	(16,138)
Value added tax collected on building sale	694	—	—
Payments of preferred stock dividends	(15)	(12)	(3,600)
Other financing activities - net	(7)	(220)	(155)
Net cash used in financing activities	(9,266)	(24,278)	(12,843)
Effect of exchange rate changes on cash and cash equivalents	(835)	1,498	(904)
Net increase in cash and cash equivalents	9,282	8,026	4,917

Cash and cash equivalents, beginning of period	48,887	40,861	35,944
Cash and cash equivalents, end of period	$58,169	$48,887	$40,861
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$30,687	$30,242	$28,717
Income taxes, net of refunds	$6,480	$6,843	$7,163
Non-cash investing activities
Property, plant and equipment acquired through additional liabilities	$1,451	$1,179	$1,891
Non-cash financing activities:
Accretion of preferred stock dividends	$2	$6	$1
Non-cash preferred stock created from dividends declared	$3,083	$3,766	$899
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	$—	$62	$(2,147)
Exchange of preferred stock for common stock of Jason Industries, Inc.	$12,136	$—	$—
Buyer assumption of debt from divestiture	$—	$2,950	$—
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
Share-based payments: The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for equity instruments of the Company that may be settled by the issuance of such equity instruments. Share-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes share-based compensation cost over the award’s requisite service period on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance conditions. Forfeitures are recognized within compensation expense in the period the forfeitures are incurred. The Company recognizes a tax (provision)/benefit from share-based compensation (income)/expense in the consolidated statements of operations in the period the share-based compensation (income)/expense is incurred. See Note 12, “Share-Based Compensation” for further information regarding share-based compensation.
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
Recently issued accounting standards
Accounting standards adopted in the current fiscal year
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue From Contracts With Customers” (“ASU 2014-09”). ASU 2014-09 outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most previous revenue recognition guidance, including industry-specific guidance. See above for discussion on our revenue recognition accounting policy and Note 3, “Net Sales” for further discussion regarding the adoption of this standard.
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
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 provides guidance for the recognition of provisional amounts in the consolidated financial statements as a result of the Tax Reform Act. The guidance allows for a measurement period of up to one year from the December 22, 2017 enactment date to finalize the accounting related to the Tax Reform Act. ASU 2018-05 was effective upon issuance and accordingly, the Company has applied the guidance from this update within its consolidated financial statements. See Note 14, “Income Taxes” for further discussion regarding the Company’s application of this standard.
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
Accounting standards to be adopted in future fiscal periods
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes new accounting and disclosure requirements for leases. This standard requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. In 2018, the FASB issued additional ASUs related to ASU 2016-02, which simplify and provide additional guidance to companies for implementation of the standard. ASU 2016-02 and related guidance are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. This standard must be applied using a modified retrospective approach, which requires recognition and measurement of leases at either the beginning of the earliest period presented or the date of adoption, with certain practical expedients available. During the fourth quarter of 2018, the Company finalized the inventory of lease contracts, implemented a lease contract accounting system, drafted lease accounting policies and procedures and concluded on certain technical accounting implications of the new standard, including the election of practical expedients related to the adoption of the new standard, discount rates and embedded lease contracts. The Company estimates that the impact of adopting ASU 2016-02 will result in recording of a right-of-use asset of approximately $42 million and a lease liability of approximately $46 million within the consolidated balance sheet on January 1, 2019, the date of adoption. The difference between the right-of-use asset and lease liability on the date of adoption relates to the reclassification of certain previously recorded deferred rent balances to the right-of-use asset. In addition, in accordance with the implementation guidance of ASU 2016-02, the Company will reclassify an incremental $1.1 million of intangible assets in the acoustics segment related to below market rents that resulted from the June 30, 2014 go public business combination to the right-of use asset and will write off a deferred gain of $1.0 million to retained earnings related to a previous sale leaseback of its Libertyville, Illinois facility utilized by the components segment. See Note 10, “Leases” for further discussion regarding the previous sale leaseback transaction.
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

2.	Restatement of Previously Reported Financial Information
During the first quarter of 2019, the Company identified an error in the income tax provision presented within the consolidated financial statement of operations for the year ended December 31, 2018 and deferred income taxes presented within the consolidated balance sheet as of December 31, 2018. The Company recorded a valuation allowance in 2018 for deferred tax assets related to disallowed interest expense deduction carryforwards under Internal Revenue Code Section 163(j) which was not appropriate in accordance with ASC 740, Income Taxes, as management has determined that the deferred tax assets were more likely than not to be realized. As a result of this error, the tax provision and deferred income tax liabilities were overstated by $6.2 million within the consolidated statement of operations and consolidated balance sheet. As a result of this income tax error, which materially misstated the previously issued 2018 financial statements, the consolidated financial statements of the Company as of and for the year ended December 31, 2018 have been restated.
Amounts throughout the consolidated financial statements and notes thereto have been adjusted to incorporate the restated amounts, where applicable.
The impact of the required correction to the consolidated statement of operations and comprehensive loss were as follows:

	For the Year Ended December 31, 2018
	As Reported	Adjustments	As Restated
Tax provision (benefit)	$4,052	$(6,157)	$(2,105)
Net loss	(19,317)	6,157	(13,160)
Net loss attributable to Jason Industries	(19,317)	6,157	(13,160)
Net loss available to common shareholders of Jason Industries	(23,387)	6,157	(17,230)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.85)	$0.23	$(0.62)

Comprehensive loss	(22,700)	6,157	(16,543)
Comprehensive loss attributable to Jason Industries	(22,700)	6,157	(16,543)

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The impact of the required correction to the consolidated balance sheet was as follows:

	December 31, 2018
	As Reported	Adjustments	As Restated
Deferred income taxes	$23,882	$(6,157)	$17,725
Total liabilities	517,537	(6,157)	511,380
Retained deficit	(186,517)	6,157	(180,360)
Total shareholders' deficit	(13,940)	6,157	(7,783)
The above restatement did not impact total net cash provided by (used in) operating, investing or financing activities within the consolidated statements of cash flows for any previous period. Other than the adjustments to net loss for the year ended December 31, 2018, which impacted recorded retained deficit and total shareholders' deficit, there were no other impacts to the consolidated statements of shareholders' (deficit) equity. There was no impact to the Company's previously reported segment Adjusted EBITDA for the year ended December 31, 2018.

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

6.	Inventories
Inventories at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Raw material	$31,501	$35,925
Work-in-process	3,672	4,375
Finished goods	28,574	30,519
Total inventories	$63,747	$70,819

7.	Property, Plant and Equipment
Property, plant and equipment at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Land and improvements	$5,457	$6,556
Buildings and improvements	32,384	33,161
Machinery and equipment	203,237	191,903
Construction-in-progress	6,197	10,710
	247,275	242,330
Less: Accumulated depreciation	(112,406)	(88,134)
Property, plant and equipment, net	$134,869	$154,196
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
Accumulated Other Comprehensive Loss
The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains (losses) on cash flow hedges	Total
Balance at December 31, 2015	$(1,051)	$(20,237)	$(168)	$(21,456)
Other comprehensive loss before reclassifications	(545)	(4,013)	(870)	(5,428)
Amount reclassified from accumulated other comprehensive loss	5	—	—	5
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	(186)	(3,154)	(153)	(3,493)
Balance at December 31, 2016	(1,777)	(27,404)	(1,191)	(30,372)
Other comprehensive loss before reclassifications	365	11,394	156	11,915
Amount reclassified from accumulated other comprehensive loss	8	(888)	1,159	279
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	(113)	(1,698)	(73)	(1,884)
Balance at December 31, 2017	(1,517)	(18,596)	51	(20,062)
Cumulative impact of accounting changes	(137)	—	11	(126)
Other comprehensive income before reclassifications	(223)	(4,555)	1,467	(3,311)
Amount reclassified from accumulated other comprehensive loss	46	—	(118)	(72)
Balance at December 31, 2018	$(1,831)	$(23,151)	$1,411	$(23,571)

12.	Share-Based Compensation
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
The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the anti-dilutive shares is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Net loss per share attributable to Jason Industries common shareholders
Basic and diluted loss per share	$(0.62)	$(0.32)	$(3.15)

Numerator:
Net loss available to common shareholders of Jason Industries	$(17,230)	$(8,261)	$(70,835)

Denominator:
Basic and diluted weighted-average shares outstanding	27,595	26,082	22,507

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock (1)	13,994	13,994	13,994
Conversion of Series A 8% Perpetual Convertible Preferred (2)	3,235	3,858	3,656
Conversion of JPHI rollover shares convertible to Jason Industries common stock (3)	—	59	3,427
Restricted stock units	2,331	796	503
Performance share units	1,307	1,379	1,917
Total	20,867	20,086	23,497

(1)	Each outstanding warrant entitles the holder to purchase one share of the Company’s common stock at a price of $12.00 per share. The warrants expire on June 30, 2019.

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

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The consolidated provision (benefit) for income taxes included within the consolidated statements of operations consisted of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Current
Federal	$53	$208	$—
State	53	(125)	57
Foreign	5,784	6,878	7,759
Total current income tax provision	5,890	6,961	7,816

Deferred
Federal	(5,723)	(14,864)	(9,059)
State	(833)	(1,281)	(1,781)
Foreign	(1,439)	(1,200)	(3,272)
Total deferred income tax benefit	(7,995)	(17,345)	(14,112)
Total income tax benefit	$(2,105)	$(10,384)	$(6,296)
The income tax benefit recognized in the accompanying consolidated statements of operations differs from the amounts computed by applying the Federal income tax rate to loss before income taxes. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is summarized as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Tax at Federal statutory rate	21.0%	35.0%	35.0%
State taxes - net of Federal benefit	7.8	7.7	1.5
Research and development incentives	3.6	1.7	0.5
Foreign rate differential	(7.4)	5.2	1.3
Valuation allowances	(0.2)	5.0	(1.8)
Change in foreign tax rates	—	(1.2)	0.6
Decrease (increase) in tax reserves	(1.6)	(0.4)	1.0
Stock compensation expense	(2.1)	(6.7)	(0.6)
U.S. taxation of foreign earnings(1)	(13.1)	(10.2)	(3.6)
Non-deductible meals and entertainment	(0.3)	(0.3)	(0.1)
Non-deductible impairment charges(2)	—	—	(25.7)
Change in U.S. tax rate(3)	—	72.5	—
Transition tax on unremitted foreign earnings(4)	3.3	(35.7)	—
Other	2.8	(2.7)	(0.6)
Effective tax rate	13.8%	69.9%	7.5%

(1)
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

(2)	During the year ended December 31, 2016, the non-deductible impairment charges are related to the impairment of goodwill and other intangible assets.

(3)	During the year ended December 31, 2017, the change in U.S. tax rate represents the impact of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act.

(4)	During the years ended December 31, 2018 and 2017, the transition tax on unremitted foreign earnings represents the impact of the deemed mandatory repatriation provisions under the Tax Reform Act.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The Company’s temporary differences which gave rise to deferred tax assets and liabilities were as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets
Accrued expenses and reserves	$2,289	$2,685
Postretirement and postemployment benefits	924	1,702
Employee benefits	3,125	3,476
Inventories	1,072	1,392
Other assets	1,526	1,868
Operating loss and credit carryforwards	20,939	15,257
Gross deferred tax assets	29,875	26,380
Less valuation allowance	(3,828)	(4,220)
Deferred tax assets	26,047	22,160

Deferred tax liabilities
Property, plant and equipment	(14,969)	(15,670)
Intangible assets and other liabilities	(25,804)	(28,912)
Foreign investments	(1,261)	(1,688)
Deferred tax liabilities	(42,034)	(46,270)
Net deferred tax liability	$(15,987)	$(24,110)

Amounts recognized in the statement of financial position consist of:
Other assets - net	$1,738	$1,589
Deferred income taxes	(17,725)	(25,699)
Net amount recognized	$(15,987)	$(24,110)
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
Valuation allowances totaling $3.8 million and $4.2 million as of December 31, 2018 and 2017, respectively, have been established for deferred income tax assets primarily related to certain subsidiary losses that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. At the time our Annual Report on Form 10-K for the year ended December 31, 2018 was filed on March 5, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable level of assurance as of December 31, 2018, due to the material weakness in our internal control over financial reporting discussed below.
Management’s Report on Internal Control Over Financial Reporting (Restated)
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). We identified the following material weakness in internal control over financial reporting.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not maintain effective internal controls over the accounting for the recoverability of deferred tax assets. Specifically, the internal controls to assess the recoverability of a deferred tax asset for disallowed interest expense were not performed at the appropriate level of precision. This control deficiency resulted in the overstatement of the tax provision and net deferred tax liabilities as of and for the year ended December 31, 2018. As a result of this error, we have restated our previously reported annual financial statements for the year and quarter ended December 31, 2018 and will revise the Company’s previously issued unaudited consolidated financial statements as of and for the three months ended March 30, 2018, as of and for the three and six months ended June 29, 2018 and as of and for the three and nine months ended September 28, 2018. Additionally, this control deficiency could result in additional misstatements of the aforementioned balances or disclosures that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

In Management’s Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 5, 2019, our management previously concluded that we maintained effective internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Management subsequently concluded that the material weakness described above existed as of December 31, 2018. As a result, we have concluded that we did not maintain effective control over financial reporting as of December 31, 2018.

Remediation Plan
During 2019, we intend to enhance the control activities related to the analysis of the recoverability of our deferred tax assets. We believe this remediation plan will effectively remediate the material weakness, but the material weakness will not be considered remediated until the control operates for a sufficient period of time and management has concluded through testing, that this control is operating effectively.
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
During the fourth quarter of 2017 and the nine months ended September 28, 2018, we enhanced the design of controls around certain control activities, specifically, the review process for analyzing non-routine accounting transactions and also added additional accounting resources in several businesses to improve the effectiveness of internal control over financial reporting. We believe that these enhanced resources and processes have effectively remediated the material weakness, and the revised controls have operated for a sufficient period of time in order for management to conclude, through testing, that these controls are designed and operating effectively. As of September 28, 2018, we have remediated this previously reported material weakness in our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K/A as permitted by SEC rules.
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
(3) Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that precedes the Signatures page of this Form 10-K/A.

ITEM 16. FORM 10-K SUMMARY
None.

SCHEDULE II. CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
During the first quarter of 2019, we identified an error in the income tax provision presented within the consolidated financial statements for the year ended December 31, 2018. As a result of this income tax error, which materially misstated the previously issued 2018 financial statements, the consolidated financial statements of the Company as of and for the year ended December 31, 2018 have been restated. This Schedule II has been restated to reflect the restatement of the deferred tax valuation allowances. See the Explanatory Note to this Form 10-K/A and Note 2, “Restatement of Previously Reported Financial Information” in the notes to the consolidated financial statements for further information.

	Balance at beginning of year	Charge to Costs and Expenses	Utilization of Reserves	Other (1)	Balance at end of year
Year Ended December 31, 2018
Allowance for doubtful accounts	$2,959	$(197)	$(954)	$4	$1,812
Deferred tax valuation allowances (Restated)(2)	$4,220	$561	$(602)	$(351)	$3,828

Year Ended December 31, 2017
Allowance for doubtful accounts	$3,392	$82	$(634)	$119	$2,959
Deferred tax valuation allowances	$4,879	$283	$(1,164)	$222	$4,220

Year Ended December 31, 2016
Allowance for doubtful accounts	$2,524	$1,696	$(783)	$(45)	$3,392
Deferred tax valuation allowances	$3,703	$1,469	$—	$(293)	$4,879
(1)     The amounts included in the “other” column primarily relate to the impact of foreign currency exchange rates.

(2)	The Company restated Deferred tax valuation allowances as discussed in Note 2, “Restatement of Previously Reported Financial Information”, to the consolidated financial statements.

EXHIBIT INDEX

Exhibit Number	Description

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

JASON INDUSTRIES, INC.

Dated: May 13, 2019	/s/ Brian K. Kobylinski
Brian K. Kobylinski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: May 13, 2019	/s/ Chad M. Paris
Chad M. Paris Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian K. Kobylinski	President, Chief Executive Officer and Chairman of the Board of Directors	Dated: May 13, 2019
Brian K. Kobylinski	(Principal Executive Officer)

/s/ Chad M. Paris	Senior Vice President and Chief Financial Officer	Dated: May 13, 2019
Chad M. Paris	(Principal Financial and Accounting Officer)

/s/ Jeffry N. Quinn	Director	Dated: May 13, 2019
Jeffry N. Quinn

/s/ James P. Heffernan	Director	Dated: May 13, 2019
James P. Heffernan

/s/ James E. Hyman	Director	Dated: May 13, 2019
James E. Hyman

/s/ Mitchell I. Quain	Director	Dated: May 13, 2019
Mitchell I. Quain

/s/ Dr. John Rutledge	Director	Dated: May 13, 2019
Dr. John Rutledge

/s/ James M. Sullivan	Director	Dated: May 13, 2019
James M. Sullivan

/s/ Nelson Obus	Director	Dated: May 13, 2019
Nelson Obus