Form 10-Q
period 2019-03-29
Jason Industries, Inc.
filed 2019-05-13
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2019

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

As of May 6, 2019, there were 28,090,557 shares of common stock of the Company issued and outstanding.

JASON INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 29, 2019	March 30, 2018
Net sales	$141,978	$167,254
Cost of goods sold	113,398	131,582
Gross profit	28,580	35,672
Selling and administrative expenses	25,221	27,524
Loss on disposals of property, plant and equipment - net	8	234
Restructuring	1,573	602
Operating income	1,778	7,312
Interest expense	(8,231)	(8,027)
Equity income	84	100
Other income - net	24	71
Loss before income taxes	(6,345)	(544)
Tax provision	711	94
Net loss	(7,056)	(638)
Redemption premium and accretion of dividends on preferred stock	812	1,727
Net loss available to common shareholders of Jason Industries	$(7,868)	$(2,365)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.28)	$(0.09)

Weighted average number of common shares outstanding:
Basic and diluted	27,962	27,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands) (Unaudited)

	Three Months Ended
	March 29, 2019	March 30, 2018
Net loss	$(7,056)	$(638)
Other comprehensive (loss) income:
Employee retirement plan adjustments, net of tax	15	3
Foreign currency translation adjustments	(1,566)	2,415
Net change in unrealized gains on cash flow hedges, net of tax benefit (expense) of $205 and ($531), respectively	(637)	1,627
Total other comprehensive (loss) income	(2,188)	4,045
Comprehensive (loss) income	$(9,244)	$3,407
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	March 29, 2019	December 31, 2018

Assets
Current assets
Cash and cash equivalents	$45,153	$58,169
Accounts receivable - net of allowances for doubtful accounts of $1,688 at March 29, 2019 and $1,812 at December 31, 2018	74,956	60,559
Inventories	66,700	63,747
Other current assets	12,246	13,664
Total current assets	199,055	196,139
Property, plant and equipment - net of accumulated depreciation of $118,285 at March 29, 2019 and $112,406 at December 31, 2018	131,285	134,869
Right-of-use operating lease assets	41,522	—
Goodwill	43,623	44,065
Other intangible assets - net	112,191	116,529
Other assets - net	10,961	11,995
Total assets	$538,637	$503,597

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities
Current portion of long-term debt	$6,515	$6,544
Current portion of operating lease liabilities	7,564	—
Accounts payable	56,395	47,497
Accrued compensation and employee benefits	15,643	14,452
Accrued interest	86	89
Other current liabilities	12,822	17,281
Total current liabilities	99,025	85,863
Long-term debt	386,425	387,244
Long-term operating lease liabilities	35,467	—
Deferred income taxes	16,696	17,725
Other long-term liabilities	16,796	20,548
Total liabilities	554,409	511,380

Commitments and contingencies (Note 15)

Shareholders’ (Deficit) Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 41,421 shares issued and outstanding at March 29, 2019, including 809 shares declared on February 1, 2019 and issued on April 1, 2019, and 40,612 shares issued and outstanding at December 31, 2018, including 794 shares declared on November 1, 2018 and issued on January 1, 2019)	41,421	40,612
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized; issued and outstanding: 27,998,324 shares at March 29, 2019 and 27,394,978 shares at December 31, 2018)	3	3
Additional paid-in capital	155,203	155,533
Retained deficit	(186,640)	(180,360)
Accumulated other comprehensive loss	(25,759)	(23,571)
Total shareholders’ (deficit) equity	(15,772)	(7,783)
Total liabilities and shareholders’ (deficit) equity	$538,637	$503,597
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended
	March 29, 2019	March 30, 2018
Cash flows from operating activities
Net loss	$(7,056)	$(638)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,460	6,709
Amortization of intangible assets	2,901	4,098
Amortization of deferred financing costs and debt discount	737	711
Non-cash operating lease expense	2,043	—
Equity income	(84)	(100)
Deferred income taxes	(885)	(1,254)
Loss on disposals of property, plant and equipment - net	8	234
Dividends from joint venture	728	—
Share-based compensation	876	231
Net increase (decrease) in cash due to changes in:
Accounts receivable	(14,806)	(14,500)
Inventories	(3,338)	(4,076)
Other current assets	65	(1,150)
Accounts payable	8,882	8,980
Accrued compensation and employee benefits	1,263	3,985
Accrued interest	(3)	(61)
Accrued income taxes	321	17
Operating lease liabilities, net	(2,126)	—
Other - net	(3,235)	631
Total adjustments	(193)	4,455
Net cash (used in) provided by operating activities	(7,249)	3,817
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	189	49
Payments for property, plant and equipment	(3,468)	(3,622)
Acquisitions of patents	(5)	(9)
Net cash used in investing activities	(3,284)	(3,582)
Cash flows from financing activities
Payments of First and Second Lien term loans	(775)	(775)
Proceeds from other long-term debt	1,641	1,247
Payments of other long-term debt	(1,992)	(1,963)
Payments of finance lease obligation	(89)	—
Value added tax paid from building sale	(707)	—
Other financing activities - net	(396)	(13)
Net cash used in financing activities	(2,318)	(1,504)
Effect of exchange rate changes on cash and cash equivalents	(165)	373
Net decrease in cash and cash equivalents	(13,016)	(896)
Cash and cash equivalents, beginning of period	58,169	48,887
Cash and cash equivalents, end of period	$45,153	$47,991
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$7,496	$7,377
Income taxes, net of refunds	$1,595	$1,192
Non-cash lease activities:
Right-of-use operating assets obtained in exchange for new operating lease obligations	$410	$—
Right-of-use finance assets obtained in exchange for new finance lease obligations	$65	$—
Non-cash investing activities:
Property, plant and equipment acquired through additional liabilities	$1,634	$653
Non-cash financing activities:
Non-cash preferred stock created from dividends declared	$809	$748
Exchange of preferred stock for common stock of Jason Industries, Inc.	$—	$12,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ (Deficit) Equity
(In thousands) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' (Deficit) Equity
Balance at December 31, 2018	$40,612	$3	$155,533	$(180,360)	$(23,571)	$(7,783)
Cumulative impact of accounting changes	—	—	—	776	—	776
Dividends declared	809	—	(812)	—	—	(3)
Share-based compensation	—	—	876	—	—	876
Tax withholding related to vesting of restricted stock units	—	—	(394)	—	—	(394)
Net loss	—	—	—	(7,056)	—	(7,056)
Employee retirement plan adjustments, net of tax	—	—	—	—	15	15
Foreign currency translation adjustments	—	—	—	—	(1,566)	(1,566)
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	(637)	(637)
Balance at March 29, 2019	$41,421	$3	$155,203	$(186,640)	$(25,759)	$(15,772)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficit) Equity
Balance at December 31, 2017	$49,665	$3	$143,788	$(167,710)	$(20,062)	$5,684
Cumulative impact of accounting changes	—	—	—	510	(126)	384
Dividends declared	748	—	(751)	—	—	(3)
Share-based compensation	—	—	231	—	—	231
Tax withholding related to vesting of restricted stock units	—	—	(7)	—	—	(7)
Net loss	—	—	—	(638)	—	(638)
Employee retirement plan adjustments, net of tax	—	—	—	—	3	3
Foreign currency translation adjustments	—	—	—	—	2,415	2,415
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	1,627	1,627
Exchange of preferred stock for common stock of Jason Industries, Inc.	(12,136)	—	12,136	—	—	—
Balance at March 30, 2018	$38,277	$3	$155,397	$(167,838)	$(16,143)	$9,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

1.	Description of Business and Basis of Presentation
Description of Business
Jason Industries, Inc. (“Jason Industries”), including its subsidiaries (collectively, the “Company”), is a global industrial manufacturing company. In the first quarter of 2019, as part of a review of the Company’s organizational structure, the Company made certain strategic leadership changes which required a reassessment of reportable segments. Based on this evaluation, the Company changed how it makes operating decisions, assesses performance of the business, and allocates resources. As a result, the Company reduced the number of operating and reportable segments from four to three: industrial, engineered components, and fiber solutions. The prior year disclosures have been updated to conform with current year presentation.
The Company operates in the United States and 13 foreign countries. The Company’s industrial segment, formerly the finishing segment, focuses on the production of industrial brushes, polishing buffs and compounds, abrasives, and roller technology products that are used in a broad range of industrial and infrastructure applications. The engineered components segment, the combined former seating and components segments, designs, engineers, and manufactures seating, safety and filtration products used in heavy industry (construction, agriculture, and material handling), turf care, power sports, rail and general industrial applications. The fiber solutions segment, formerly the acoustics segment, manufactures technical, non-woven fiber-based acoustical, thermal, and structural products serving automotive and other end markets.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. For additional information, including the Company’s significant accounting policies, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018 and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length, ending on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2019, the Company’s fiscal quarters are comprised of the three months ending March 29, June 28, September 27 and December 31. In 2018, the Company’s fiscal quarters were comprised of the three months ended March 30, June 29, September 28 and December 31.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.
Recently issued accounting standards
Accounting standards adopted in the current fiscal year
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes new accounting and disclosure requirements for leases. See Note 6, “Leases” for further discussion regarding the adoption of this standard.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 broadens the scope of financial and nonfinancial strategies eligible for hedge accounting and makes certain targeted improvements to simplify the application of hedge accounting guidance. In addition, the standard amends the presentation and disclosure requirements for hedges and is intended to more closely align the hedge accounting guidance with a company’s risk management strategies. The Company adopted ASU 2017-12 effective January 1, 2019. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements or the related disclosures within the accompanying notes.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Accounting standards to be adopted in future fiscal periods
In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). ASU 2018-14 modifies certain disclosure requirements for pension and other postretirement plans, such as eliminating disclosure requirements to disclose the amounts in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost over the next fiscal year and the impact that a 1% increase or decrease in the medical trend rate would have on the accumulated postretirement benefit obligation. The standard is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. As the scope of ASU 2018-14 is limited to only financial disclosure requirements, the standard will not have an impact on the Company’s condensed consolidated financial statements. The Company is currently assessing the impact that this standard will have on the employee benefit plan disclosures within the notes to the condensed consolidated financial statements, as well as the planned timing of adoption.

2.	Revision of Previously Reported Financial Information
During the first quarter of 2019, the Company identified an error in the income tax provision and deferred income taxes as of and for the year ended December 31, 2018. As a result of this income tax error, the Company restated its consolidated financial statements as of and for the year ended December 31, 2018 on Form 10-K/A. See the Form 10-K/A for additional details regarding the error.
As a result of this error, the Company’s previously reported tax provision for the three months ended March 30, 2018 was overstated by $0.2 million within the condensed consolidated statement of operations. While the impact of this error is not material to the previously reported quarterly interim period, the Company has revised its condensed consolidated financial statements for the three months ended March 30, 2018 included herein to reflect the correction of this error. Amounts throughout the condensed consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable.
The impact of the required correction to the condensed consolidated statement of operations and comprehensive income (loss) were as follows:

	For the Three Months Ended
	March 30, 2018
	As Reported	Adjustments	As Revised
Tax provision	275	(181)	94
Net loss	(819)	181	(638)
Net loss attributable to Jason Industries	(819)	181	(638)
Net loss available to common shareholders of Jason Industries	(2,546)	181	(2,365)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	(0.09)	—	(0.09)

Comprehensive income	3,226	181	3,407

The above corrections did not impact total net cash provided by (used in) operating, investing or financing activities within the condensed consolidated statements of cash flows for any previous period. Other than the adjustments to net loss for the three months ended March 30, 2018, as described above, which impacted recorded retained deficit and total shareholders’ deficit, there were no other impacts to the condensed consolidated statement of shareholders’ (deficit) equity. There was no impact to the Company’s previously reported “segment” Adjusted EBITDA for the three months ended March 30, 2018.

3.	Net Sales
The industrial segment operates principally as a provider of industrial brushes, polishing buffs and compounds, abrasives and roller technology products that are used in a broad range of industrial and infrastructure applications. The Company typically sells products within this business under purchase orders through both direct to customer and distribution

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

sales channels. The Company generally transfers control and recognizes net sales when the product is shipped to the customer. Within the industrial segment, there are certain custom products for customers with minimum stocking agreements for which the Company recognizes net sales over time. Revenue from products transferred to customers over time accounted for less than 1% of industrial net sales for both the three months ended March 29, 2019 and March 30, 2018.
The engineered components segment operates principally as a seating and component Original Equipment Manufacturer (“OEM”) within the lawn and turf care, agriculture, construction, power sports, rail and general industrial markets. The Company sells products within this business under both purchase orders and under contracts for custom products primarily through the direct to customer sales channel. The Company transfers control and recognizes net sales at a point in time upon shipment to the customer for these contracts.
The fiber solutions segment operates principally as an automotive OEM Tier-1 and Tier-2 supplier. The products in this business are generally custom products sold direct to customers that are awarded by platform to a sole supplier for the life of the platform which can span several years. The Company transfers control and recognizes net sales at a point in time upon shipment to the customer for these contracts.
The Company disaggregates net sales by geography based on the country of origin of the final sale with the external customer, which in certain cases may be manufactured in other countries at facilities within the Company’s global network. The following table summarizes net sales disaggregated by geography and reportable segment:

	Three Months Ended March 29, 2019
	Industrial	Engineered Components	Fiber Solutions	Total
United States	$16,959	$56,531	$26,138	$99,628
Europe	29,707	—	—	29,707
Mexico	2,212	—	9,515	11,727
Other	859	57	—	916
Total	$49,737	$56,588	$35,653	$141,978

	Three Months Ended March 30, 2018
	Industrial	Engineered Components	Fiber Solutions	Total
United States	$17,788	$67,404	$33,381	$118,573
Europe	33,238	2,023	—	35,261
Mexico	2,021	—	10,468	12,489
Other	931	—	—	931
Total	$53,978	$69,427	$43,849	$167,254

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

	Three Months Ended March 29, 2019
	Industrial	Engineered Components	Fiber Solutions	Total
Direct	$25,704	$54,540	$35,653	$115,897
Distribution	24,033	2,048	—	26,081
Total	$49,737	$56,588	$35,653	$141,978

	Three Months Ended March 30, 2018
	Industrial	Engineered Components	Fiber Solutions	Total
Direct	$30,748	$68,173	$43,849	$142,770
Distribution	23,230	1,254	—	24,484
Total	$53,978	$69,427	$43,849	$167,254

4.	Restructuring Costs
On March 1, 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program (the “2016 program”). The 2016 program, as used herein, refers to costs related to various restructuring activities across business segments. This includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities were ongoing throughout the fiscal years ended 2016, 2017, 2018 and the three months ended March 29, 2019 and are expected to be completed by the end of 2019. As of December 31, 2018, the Company announced that the 2016 program was deemed to be complete, with costs incurred during 2019 under the program related to completion of actions previously identified prior to closure of the program.
In 2019, additional restructuring initiatives were identified across the business segments, and the Company anticipates continuing to identify future actions including entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities. As these are not part of the 2016 program, such costs are presented separately below in “Other Restructuring Actions.”
Restructuring costs are presented separately on the condensed consolidated statements of operations.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

2016 Program
The following table presents the restructuring costs recognized by the Company under the 2016 program by reportable segment. The other costs incurred under the 2016 program for the three months ended March 29, 2019 primarily include charges related to the closure of a U.K. plant within the engineered components segment and the consolidation of two U.S. plants within the fiber solutions segment. The other costs incurred under the 2016 program for the three months ended March 30, 2018 primarily include charges related to the consolidation of two U.S. plants within the engineered components segment and the consolidation of two U.S. plants within the fiber solutions segment. Based on the announced restructuring actions to date, the Company expects to incur total restructuring costs of approximately $17.4 million under the 2016 program.

2016 Program	Industrial	Engineered Components	Fiber Solutions	Corporate	Total
Restructuring charges - three months ended March 29, 2019:
Severance costs	$(35)	$11	$3	$173	$152
Lease termination costs (1)	—	—	—	—	—
Other costs	—	1,015	139	—	1,154
Total	$(35)	$1,026	$142	$173	$1,306

Restructuring charges - three months ended March 30, 2018:
Severance costs	$(79)	$—	$—	$—	$(79)
Lease termination costs (1)	36	—	—	—	36
Other costs	49	274	322	—	645
Total	$6	$274	$322	$—	$602
The following table presents the cumulative restructuring costs recognized by the Company under the 2016 program by reportable segment. The 2016 program began in the first quarter of 2016 and as such, the cumulative restructuring charges represent the cumulative charges incurred since the inception of the 2016 program through March 29, 2019.

2016 Program	Industrial	Engineered Components	Fiber Solutions	Corporate	Total
Cumulative restructuring charges - period ended March 29, 2019:
Severance costs	$4,744	$953	$1,080	$761	$7,538
Lease termination costs (1)	428	—	172	—	600
Other costs	2,403	3,682	3,039	—	9,124
Total	$7,575	$4,635	$4,291	$761	$17,262

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table represents the restructuring liabilities:

	Severance costs	Lease termination costs (1)	Other costs	Total
Balance - December 31, 2018	$457	$—	$325	$782
Current period restructuring charges	152	—	1,154	1,306
Cash payments	(425)	—	(1,177)	(1,602)
Foreign currency translation adjustments	(3)	—	—	(3)
Non-cash charges and other	(1)	—	—	(1)
Balance - March 29, 2019	$180	$—	$302	$482

	Severance costs	Lease termination costs (1)	Other costs	Total
Balance - December 31, 2017	$907	$76	$1,079	$2,062
Current period restructuring charges	(79)	36	645	602
Cash payments	(298)	(37)	(884)	(1,219)
Foreign currency translations adjustments	(2)	3	5	6
Balance - March 30, 2018	$528	$78	$845	$1,451

(1)
Commencing on January 1, 2019, the Company recognizes lease termination costs in accordance with Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”) which addresses termination costs related to both financing and operating lease obligations. Prior to January 1, 2019, the Company recognized such costs in accordance with ASC 420, “Exit and Disposal Cost Obligations” related to operating leases. Prior period results continue to be reported under the accounting standards in effect for those periods.

At March 29, 2019 and December 31, 2018, the restructuring liabilities related to the 2016 program were classified as other current liabilities on the condensed consolidated balance sheets. At March 29, 2019 and December 31, 2018, the accrual for other costs primarily relates to the consolidation of two U.S. plants within the engineered components and fiber solutions segments.
Other Restructuring Actions
The following table presents the restructuring costs recognized by the Company for other restructuring actions by reportable segment. Based on the actions identified to date, the Company expects to incur other restructuring costs of approximately $1.4 million.

Other Restructuring Actions	Industrial	Engineered Components	Fiber Solutions	Corporate	Total
Restructuring charges - three months ended March 29, 2019:
Severance costs	$199	$—	$65	$—	$264
Other costs	3	—	—	—	3
Total	$202	$—	$65	$—	$267
The following table represents the restructuring liabilities:

	Severance costs	Other costs	Total
Balance - December 31, 2018
Current period restructuring charges	$264	$3	$267
Cash payments	(69)	(3)	(72)
Balance - March 29, 2019	$195	$—	$195
At March 29, 2019, the restructuring liabilities were classified as other current liabilities on the condensed consolidated balance sheet.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

5.	Inventories
Inventories consisted of the following:

	March 29, 2019	December 31, 2018
Raw material	$33,923	$31,501
Work-in-process	4,151	3,672
Finished goods	28,626	28,574
Total inventories	$66,700	$63,747

6.	Leases
Adoption of ASU 2016-02, “Leases (Topic 842)”
On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” and all related amendments using the modified retrospective method with no adjustments to comparative prior periods. The Company also elected certain practical expedients that allowed the Company to (1) recognize a cumulative-effect adjustment to the opening balance of retained earnings; (2) forgo reassessment of its prior conclusions on (a) whether an expired or existing contract contains a lease, (b) the lease classification of expired or existing leases, and (c) whether any costs incurred for expired or existing leases qualified as initial direct costs; and (3) use an accounting policy election by class of underlying asset to choose whether or not to separate non-lease components from lease components. Subsequent to the date of adoption, the Company recognizes and measures new or modified leases in accordance with ASC 842. Prior to January 1, 2019, the Company recognized and measured leases in accordance with ASC 840, “Leases” and prior period results continue to be reported under the accounting standards in effect for those periods.
Under the modified retrospective approach for the adoption of ASC 842, the adoption resulted in the recording of a right-of-use (“ROU”) asset of $43.3 million and a lease liability of $45.3 million within the condensed consolidated balance sheet on January 1, 2019. The difference between the ROU asset and lease liability on the date of adoption relates to the reclassification of $3.0 million of certain previously recorded deferred rent balances to the ROU asset and to the reclassification of $1.1 million of other intangible assets - net related to below market rents that resulted from the June 30, 2014 go public business combination to the ROU asset.
In addition, in accordance with the implementation guidance of ASU 2016-02, on January 1, 2019 the Company recorded the cumulative impact of adopting the new standard on the condensed consolidated financial statements in which the Company recorded a deferred gain within other long-term liabilities of $1.0 million, $0.8 million net of tax, to retained deficit related to a previous sale leaseback of its Libertyville, Illinois facility.
Finance and Operating Lease Obligations
The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office, warehouse and manufacturing facilities and non-real estate leases generally include office equipment, manufacturing machinery, vehicles and other transportation equipment. The Company’s leases have remaining lease terms of less than 1 year to 13 years. Many of the leases include provisions that enable the Company to renew the lease, and a number of leases are subject to various escalation clauses. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the ROU asset and lease liability. Operating lease ROU assets and lease liabilities are recorded on the date the Company takes possession of the leased assets on the balance sheet with expense recognized on a straight-line basis over the lease term. Leases with an estimated total term of 12 months or less are not recorded on the balance sheet and the lease expense is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
The Company determines if an arrangement is a lease at inception. The Company will only reassess the lease classification when modifications or changes to key terms are made to a lease agreement. Generally, the Company’s real estate type leases contain both lease components and non-lease components. Non-lease components of real estate type leases are excluded from the calculation of the ROU asset and lease liability and are excluded from lease expense. For the Company’s non-real estate type leases, non-lease components are included in the calculation of the ROU asset and lease liability and included in lease expense over the term of the lease. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate as the discount rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

based upon the sovereign treasury rate for the currency in which the lease liability is denominated on the date the Company takes possession of the leased asset adjusted for various factors, such as term and an internal credit spread.
The Company’s components of lease expense was as follows:

Three Months Ended
March 29, 2019
Finance lease expense:
Amortization of right-of-use assets	$40
Interest on lease liabilities	11
Operating lease expense	2,718
Other lease expense	179
Total	$2,948

Based on the nature of the ROU asset, amortization of finance right-of-use assets, operating lease expense and other lease expense are recorded within either cost of goods sold or selling and administrative expenses and interest on finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations. Other lease expense includes lease expense for leases with an estimated total term of 12 months or less, variable lease expense related to variations in lease payments as a result of a change in factors or circumstances occurring after the lease possession date and sublease income.
The Company’s balance sheet information related to leases was as follows:

March 29, 2019
Finance Leases
Property, plant and equipment - net	$190

Current portion of long-term debt	$279
Long-term debt	302
Total finance lease liabilities	$581

Operating Leases
Right-of-use operating lease assets	$41,522

Current portion of operating lease liabilities	$7,564
Long-term operating lease liabilities	35,467
Total operating lease liabilities	$43,031

Other information related to the Company’s leases was as follows:

March 29, 2019
Weighted-average remaining lease term (in years)
Finance leases	1.63
Operating leases	7.62
Weighted-average discount rate
Finance leases	7.5%
Operating leases	7.2%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$11
Operating cash flows from operating leases	2,762
Financing cash flows from finance leases	89

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Future minimum lease payments required under finance and operating leases for each of the 12-month rolling periods below in effect at March 29, 2019 are as follows:

	Finance Leases	Operating Leases
April 2019 to March 2020	$316	$10,273
April 2020 to March 2021	275	8,630
April 2021 to March 2022	28	6,873
April 2022 to March 2023	5	5,654
April 2023 to March 2024	2	4,460
Thereafter	—	20,668
Total future undiscounted lease payments	626	56,558
Less: imputed interest	(45)	(13,527)
Total lease obligations	$581	$43,031

As of March 29, 2019, the operating leases that the Company signed but have not yet commenced are immaterial.
Future minimum lease payments required under long-term operating leases in effect at December 31, 2018 were as follows:

2019	$10,654
2020	8,849
2021	7,296
2022	6,045
2023	4,654
Thereafter	21,691
$59,189
Total rental expense under operating leases was $11.9 million and $12.2 million for the years end December 31, 2018 and December 31, 2017, respectively.

7.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, all of which is within the Company’s industrial segment, was as follows:

Balance as of December 31, 2018	$44,065
Foreign currency impact	(442)
Balance as of March 29, 2019	$43,623
The Company’s other intangible assets - net consisted of the following:

	March 29, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,039	$(1,105)	$934	$2,038	$(1,018)	$1,020
Customer relationships	105,218	(32,423)	72,795	105,539	(30,634)	74,905
Trademarks and other intangibles	54,794	(16,332)	38,462	56,405	(15,801)	40,604
Total other intangible assets - net	$162,051	$(49,860)	$112,191	$163,982	$(47,453)	$116,529
In accordance with the implementation guidance of ASU 2016-02, the Company reclassified $1.1 million of other intangible assets - net related to below market rents that resulted from the June 30, 2014 go public business combination to the right-of-use operating lease assets as of January 1, 2019. In accordance with the adoption methodology of ASU 2016-02, the other intangible assets-net balance as of December 31, 2018 was not restated.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Amortization of intangible assets was $2.9 million and $4.1 million for the three months ended March 29, 2019 and March 30, 2018, respectively. Included within amortization expense for the three months ended March 30, 2018, was $2.3 million of accelerated amortization expense in the engineered components segment related to the exit from non-core product lines for smart utility meter subassemblies in 2018. Excluding the impact of any future acquisitions, the Company anticipates the annual amortization for each of the next five fiscal years and thereafter to be the following:

2019	$11,707
2020	11,706
2021	11,564
2022	11,391
2023	11,382
Thereafter	58,779
$116,529

8.	Debt and Hedging Instruments
The Company’s debt consisted of the following:

	March 29, 2019	December 31, 2018
First Lien Term Loans	$291,765	$292,540
Second Lien Term Loans	89,887	89,887
Debt discount on Term Loans	(2,440)	(2,669)
Deferred financing costs on Term Loans	(3,678)	(4,052)
Foreign debt	16,825	17,469
Finance lease obligations (1)	581	613
Total debt	392,940	393,788
Less: Current portion (1)	(6,515)	(6,544)
Total Long-Term Debt	$386,425	$387,244

(1)
Subsequent to January 1, 2019, the Company recognizes and measures new or modified leases in accordance with ASC 842. Prior to January 1, 2019, the Company recognized and measured leases in accordance with ASC 840, “Leases” and prior period results continue to be reported under the accounting standards in effect for those periods. See Note 6, “Leases” for further information.

Senior Secured Credit Facilities
As of March 29, 2019, the Company’s U.S. credit facility (the “Senior Secured Credit Facilities”) included (i) term loans in an aggregate principal amount of $310.0 million (“First Lien Term Loans”) maturing June 30, 2021, of which $291.8 million is outstanding, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing June 30, 2022, of which $89.9 million is outstanding, and (iii) a revolving loan of up to $34.3 million (“Revolving Credit Facility”) maturing June 30, 2020. The borrowing capacity of the revolving loan remains at $34.3 million until June 30, 2019, and thereafter, $30.0 million until June 30, 2020.
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
At March 29, 2019, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 7.1% and 10.6%, respectively. At March 29, 2019, the Company had a total of $29.4 million of availability for additional borrowings under the Revolving Credit Facility since the Company had no outstanding borrowings but had letters of credit outstanding of $4.9 million which reduce availability under the facility.
Under the Senior Secured Credit Facilities, the Company is subject to mandatory prepayments if certain requirements are met. At March 29, 2019 and December 31, 2018, there was no required mandatory excess cash flow prepayment required under the Senior Secured Credit Facilities.
Foreign debt
The Company has the following foreign debt obligations, including various overdraft facilities and term loans:

	March 29, 2019	December 31, 2018
Germany	$14,411	$15,002
Mexico	1,857	2,000
India	557	467
Total foreign debt	$16,825	$17,469
These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.2 million to $8.8 million and $0.1 million to $9.3 million as of March 29, 2019 and December 31, 2018, respectively. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and/or maximum leverage ratio, among others. The Company was in compliance with these covenants as of March 29, 2019.
The foreign debt obligations in Germany primarily relate to term loans of $14.2 million at March 29, 2019 and $15.0 million at December 31, 2018. The German borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025.
Interest Rate Hedge Contracts
The Company is exposed to certain financial risks relating to fluctuations in interest rates. To manage exposure to such fluctuations, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at both March 29, 2019 and December 31, 2018. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the three months ended March 29, 2019 and March 30, 2018, the Company recognized $0.4 million of interest income and $0.2 million of interest expense, respectively, related to the Swaps. Based on current interest rates, the Company expects to recognize interest income of $1.1 million related to the Swaps in the next 12 months.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was $1.0 million at March 29, 2019 and $1.9 million at December 31, 2018, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	March 29, 2019	December 31, 2018
Interest rate swaps:
Recorded in other current assets	$902	$1,325
Recorded in other assets - net	123	542
Total net asset derivatives designated as hedging instruments	$1,025	$1,867

9.	Share-Based Compensation
In 2014, the Company’s Board of Directors approved 3,473,435 shares of common stock to be reserved and authorized for issuance under the 2014 Omnibus Incentive Plan (the “2014 Plan”) to certain executive officers, senior management employees, and members of the Board of Directors. On February 27, 2018, the Company’s Board of Directors unanimously approved an amendment to the 2014 Plan to increase the number of authorized shares of common stock by 4,000,000 shares. At March 29, 2019, there were 1,352,484 shares of common stock that remained authorized and available for future grants.
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
The Company recognized the following share-based compensation expense:

	Three Months Ended
	March 29, 2019	March 30, 2018
Restricted stock units	$774	$124
Adjusted EBITDA vesting awards	102	107
Total share-based compensation expense	$876	$231

Total income tax benefit recognized	$214	$57
As of March 29, 2019, total unrecognized compensation cost related to share-based compensation awards was approximately $6.6 million, which the Company expects to recognize over a weighted average period of approximately 2.2 years.
The following table sets forth the restricted and performance share unit activity:

			Performance Share Units
	Restricted Stock Units		Adjusted EBITDA Vesting Awards
	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2018	3,150	$2.89	908	$1.30
Granted	705	1.64	705	1.64
Issued	(885)	2.42	—	—
Deferred	35	2.98	—	—
Forfeited	(130)	2.96	(23)	1.44
Outstanding at March 29, 2019	2,875	$2.73	1,590	$1.45

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Restricted Stock Units
As of March 29, 2019, there was $5.0 million of unrecognized share-based compensation expense related to 2,551,205 RSU awards, with a weighted-average grant date fair value of $2.42, that are expected to vest over a weighted-average period of 2.1 years. Included within the 2,874,844 RSU awards outstanding as of March 29, 2019 are 323,639 RSU awards for members of our Board of Directors which have vested and issuance of the shares has been deferred, with a weighted-average grant date fair value of $5.15.
In connection with the vesting of RSUs previously granted by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the three months ended March 29, 2019 and March 30, 2018, there were 246,965 and 2,563 shares, respectively, withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ (deficit) equity.
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
As of March 29, 2019, there was $1.6 million of unrecognized share-based compensation expense related to cumulative Adjusted EBITDA based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 2.3 years.
Adjusted EBITDA Vesting Awards - 2019 Grant
In the first quarter of 2019, the Company granted performance share unit awards based on achievement of an Adjusted EBITDA performance target during a three year measurement period ending December 31, 2021. The number of share units awarded can range from zero to 100% depending on achievement of a targeted performance metric, and are payable in common stock within a thirty day period following the end of the performance period.
Compensation expense of the Adjusted EBITDA based performance share unit awards is currently being recognized related to an estimated payout of 100% of target, or 704,500 shares.
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
Compensation expense of the Adjusted EBITDA based performance share unit awards is currently being recognized related to an estimated payout of 100% of target, or 885,180 shares.

10.	Earnings per Share
Basic income (loss) per share is calculated by dividing net income (loss) attributable to Jason Industries’ common shareholders by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including public warrants, RSUs, performance share units and convertible preferred stock. Public warrants (“warrants”) consist of warrants to purchase shares of Jason Industries common stock which are quoted on Nasdaq under the symbol “JASNW.”

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the anti-dilutive shares are as follows:

	Three Months Ended
(share amounts in thousands)	March 29, 2019	March 30, 2018
Net loss per share attributable to Jason Industries common shareholders
Basic and diluted loss per share	$(0.28)	$(0.09)

Numerator:
Net loss available to common shareholders of Jason Industries	$(7,868)	$(2,365)

Denominator:
Basic and diluted weighted-average shares outstanding	27,962	27,329

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock(1)	13,994	13,994
Conversion of Series A 8% Perpetual Convertible Preferred (2)	3,339	3,309
Restricted stock units	2,761	1,023
Performance share units	944	1,316
Total	21,038	19,642

(1)	Each outstanding warrant entitles the holder to purchase one share of the Company’s common stock at a price of $12.00 per share. The warrants expire on June 30, 2019.

(2)
Includes the impact of 809 additional Series A Preferred Stock shares from a stock dividend declared on February 1, 2019 to be paid in additional shares of Series A Preferred Stock on April 1, 2019. The Company included the preferred stock within the condensed consolidated balance sheets as of the declaration date. Conversion is presented at the voluntary conversion ratio of approximately 81.18 common shares for each preferred share.

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
The effective tax rate was (11.2)% and (17.3)% for the three months ended March 29, 2019 and March 30, 2018, respectively. The effective income tax rate for both 2019 and 2018 reflects the amount of taxable income or loss at the U.S. Federal statutory rate, taxable earnings or losses derived in foreign jurisdictions with tax rates that differ from the U.S. Federal statutory rate, the impact of the global intangible low taxed income (“GILTI”) and interest deduction limitations contained in the Tax Cuts and Jobs Act (the “Tax Reform Act”), and discrete items. The net discrete tax expense was $0.1 million for the three months ended March 29, 2019 and the net discrete tax benefit was immaterial for the three months ended March 30, 2018.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The amount of gross unrecognized tax benefits was $2.2 million as of March 29, 2019 and $2.1 million as of December 31, 2018, all of which would reduce the Company’s effective tax rate if recognized.
During the next twelve months, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits will stay the same. The Company recognizes interest and penalties related to tax matters in its tax provision. The Company has an immaterial amount of accrued interest and penalties that were recognized as a component of the income tax provision as of March 29, 2019 and December 31, 2018.

12.	Shareholders’ (Deficit) Equity
The changes in the components of accumulated other comprehensive loss, net of taxes, for the three months ended March 29, 2019 and March 30, 2018 were as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains on cash flow hedges	Total
Balance at December 31, 2018	$(1,831)	$(23,151)	$1,411	$(23,571)
Other comprehensive loss before reclassifications	—	(1,566)	(304)	(1,870)
Amounts reclassified from accumulated other comprehensive loss	15	—	(333)	(318)
Balance at March 29, 2019	$(1,816)	$(24,717)	$774	$(25,759)

	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains on cash flow hedges	Total
Balance at December 31, 2017	$(1,517)	$(18,596)	$51	$(20,062)
Cumulative impact of accounting changes	(137)	—	11	(126)
Other comprehensive income before reclassifications	—	2,415	1,475	3,890
Amounts reclassified from accumulated other comprehensive loss	3	—	152	155
Balance at March 30, 2018	$(1,651)	$(16,181)	$1,689	$(16,143)
Series A Preferred Stock Dividends
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the three months ended March 29, 2019:

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2019	November 15, 2018	$20.00	$796	794
On February 1, 2019, the Company declared a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on April 1, 2019 to holders of record on February 15, 2019. As of March 29, 2019, the Company has recorded the 809 additional Series A Preferred Stock shares declared for the dividend of $0.8 million within preferred stock in the condensed consolidated balance sheets.
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

13.	Business Segments, Geographic and Customer Information
In the first quarter of 2019, as part of a review of the Company’s organizational structure, the Company made certain strategic leadership changes which required a reassessment of reportable segments. Based on this evaluation, the Company changed how it makes operating decisions, assesses performance of the business, and allocates resources. As a result, the Company reduced the number of operating and reportable segments from four to three. Reportable segments include the former finishing segment renamed as the industrial segment, the former seating and components segments combined into one engineered components segment, and the former acoustics segment renamed as the fiber solutions segment. The prior year disclosures have been updated to conform with current year presentation.
Net sales information relating to the Company’s reportable segments was as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
Industrial	$49,737	$53,978
Engineered Components	56,588	69,427
Fiber Solutions	35,653	43,849
Net Sales	$141,978	$167,254
The Company uses “Adjusted EBITDA” as the primary measure of profit or loss for the purposes of assessing the operating performance of its segments. The Company defines EBITDA as net income (loss) before interest expense, tax provision (benefit), depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including goodwill and long-lived asset impairment charges, gains or losses on disposal of property, plant and equipment, divestitures and extinguishment of debt, integration and other restructuring charges, transaction-related expenses, other professional fees, purchase accounting adjustments, lease expense associated with vacated facilities and non-cash share based compensation expense.
Management believes that Adjusted EBITDA provides a clear picture of the Company’s operating results by eliminating expenses and income that are not reflective of the underlying business performance. Certain corporate-level administrative expenses such as payroll and benefits, incentive compensation, travel, marketing, accounting, auditing and legal fees and certain other expenses are kept within the corporate results and are not allocated to the business segments. Shared expenses across the Company that directly relate to the performance of our three reportable segments are allocated to the segments. Adjusted EBITDA is used to facilitate a comparison of the Company’s operating performance on a consistent basis from period to period and to analyze the factors and trends affecting its segments. The Company’s internal plans, budgets and forecasts use Adjusted EBITDA as a key metric. In addition, this measure is used to evaluate its operating performance and segment operating performance and to determine the level of incentive compensation paid to its employees.
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated loss before income taxes:

	Three Months Ended
	March 29, 2019	March 30, 2018
Segment Adjusted EBITDA
Industrial	$6,841	$7,799
Engineered Components	5,736	9,003
Fiber Solutions	3,566	5,778
Total segment Adjusted EBITDA	$16,143	$22,580
Interest expense	(192)	(247)
Depreciation and amortization	(9,204)	(10,704)
Loss on disposal of property, plant and equipment - net	(8)	(234)
Restructuring	(1,400)	(602)
Integration and other restructuring costs	(90)	(356)
Total segment income before income taxes	5,249	10,437
Corporate general and administrative expenses	(2,085)	(2,867)
Corporate interest expense	(8,039)	(7,780)
Corporate depreciation	(157)	(103)
Corporate restructuring	(173)	—
Corporate transaction-related expenses	(340)	—
Corporate integration and other restructuring costs	76	—
Corporate share-based compensation	(876)	(231)
Loss before income taxes	$(6,345)	$(544)
Assets held by reportable segments were as follows:

	March 29, 2019	December 31, 2018
Industrial	$237,187	$230,185
Engineered Components	163,942	145,409
Fiber Solutions	128,051	124,822
Total segments	529,180	500,416
Corporate and eliminations	9,457	3,181
Consolidated total assets	$538,637	$503,597

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

14.	Fair Value Measurements
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
The carrying amounts within the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $385.5 million at March 29, 2019 and $387.4 million at December 31, 2018. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.
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
Environmental Matters
At March 29, 2019 and December 31, 2018, the Company held reserves of $1.0 million for environmental matters at one location. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

16.	Subsequent Events
On April 1, 2019, the Company acquired 100% of the stock of Schaffner Manufacturing Company, Inc. (“Schaffner”), a North American manufacturer of high-quality polishing and finishing products with annual sales of approximately $20 million, for a preliminary cash purchase price of $11 million which was funded with available cash on hand. Schaffner develops products for specialized applications including flap wheels, buffing wheels, and buffing compounds, serving a range of industries. It currently operates four manufacturing facilities in Pennsylvania, Michigan, and Mississippi. Through the acquisition of Schaffner, the Company expanded its polishing product line offerings within North America. The business will be integrated into the Company’s industrial segment. The preliminary purchase price allocation is not disclosed as the initial accounting is incomplete as of the filing date.

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

•
other risks and uncertainties indicated in this report, as well as those disclosed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”), including those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018, which may be amended or supplemented in Part II, Item 1A, “Risk Factors,” of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this report).

Introductory Note
The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018, and related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2018 Annual Report on Form 10-K/A.
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
Fiscal Year
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2019, the Company’s fiscal quarters are comprised of the three months ended March 29, June 28, September 27, and December 31. In 2018, the Company’s fiscal quarters were comprised of the three months ended March 30, June 29, September 28, and December 31. Throughout this MD&A, we refer to the period from January 1, 2019 through March 29, 2019 as the “first quarter of 2019” or the “first quarter ended March 29, 2019”. Similarly, we refer to the period from January 1, 2018 through March 30, 2018 as the “first quarter of 2018” or the “first quarter ended March 30, 2018”.
Revision of the Condensed Consolidated Financial Statements
During the first quarter of 2019, we identified an error in the income tax provision presented within the condensed consolidated financial statements for the three months ended March 30, 2018. This MD&A has been revised to reflect the revision of the income tax provision. See Note 2, “Revision of Previously Reported Financial Information” in the notes to the condensed consolidated financial statements for further information.
Overview
Jason Industries is a global industrial manufacturing company with significant market share positions in each of its three segments: industrial, engineered components, and fiber solutions. The Company provides critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through its global network of 28 manufacturing facilities and 14 sales offices, administrative and/or warehouse facilities throughout the United States and 13 foreign countries. The Company has embedded relationships with long standing customers, superior scale and resources, and specialized capabilities to design and manufacture specialized products on which our customers rely. In the first quarter of 2019, as part of a review of the Company’s organizational structure, the Company made certain strategic leadership changes which required a reassessment of reportable segments. Based on this evaluation, the Company changed how it makes operating decisions, assesses performance of the business, and allocates resources. As a result, the Company reduced the number of operating and reportable segments from four to three: industrial, engineered components, and fiber solutions. The prior year disclosures have been updated to conform with current year presentation.
The Company focuses on markets with sustainable growth characteristics and where it is, or has the opportunity to become, the industry leader. The Company’s industrial segment, formerly the finishing segment, focuses on the production of industrial brushes, polishing buffs and compounds, abrasives, and roller technology products that are used in a broad range of industrial and infrastructure applications. The engineered components segment, the combined former seating and components segments, designs, engineers, and manufactures seating, safety, and filtration products used in heavy industry (construction, agriculture, and material handling), turf care, power sports, rail and general industrial applications. The fiber solutions segment, formerly the acoustics segment, manufactures technical, non-woven fiber-based acoustical, thermal, and structural products serving automotive and other end markets.
During the three months ended March 29, 2019 and March 30, 2018, approximately 30% and 29%, respectively, of the Company’s net sales based on the country of origin of the final sale with the external customer were from outside of the United States. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the wide range of its products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations (in thousands) (unaudited):

	Three Months Ended
	March 29, 2019	March 30, 2018
Net sales	$141,978	$167,254
Cost of goods sold	113,398	131,582
Gross profit	28,580	35,672
Selling and administrative expenses	25,221	27,524
Loss on disposals of property, plant and equipment - net	8	234
Restructuring	1,573	602
Operating income	1,778	7,312
Interest expense	(8,231)	(8,027)
Equity income	84	100
Other income - net	24	71
Loss before income taxes	(6,345)	(544)
Tax provision	711	94
Net loss	$(7,056)	$(638)
Redemption premium and accretion of dividends on preferred stock	812	1,727
Net loss available to common shareholders of Jason Industries	$(7,868)	$(2,365)

Total other comprehensive (loss) income	$(2,188)	$4,045
Other financial data: (1)

	Three Months Ended		Increase/(Decrease)
(in thousands, except percentages)	March 29, 2019	March 30, 2018	$	%
Consolidated
Net sales	$141,978	$167,254	$(25,276)	(15.1)%
Net loss	(7,056)	(638)	6,418	1,006.0
Net loss as a % of net sales	5.0%	0.4%	460 bps
Adjusted EBITDA	14,058	19,713	(5,655)	(28.7)
Adjusted EBITDA % of net sales	9.9%	11.8%	(190) bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for a reconciliation of Adjusted EBITDA to net loss.

The Three Months Ended March 29, 2019 Compared with the Three Months Ended March 30, 2018
Net sales. Net sales were $142.0 million for the three months ended March 29, 2019, a decrease of $25.3 million, or 15.1%, compared with $167.3 million for the three months ended March 30, 2018, reflecting decreased net sales in the engineered components segment of $12.8 million, the fiber solutions segment of $8.2 million and the industrial segment of $4.2 million. See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on net sales for each segment.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $2.7 million on consolidated net sales during the three months ended March 29, 2019 compared with 2018, negatively impacting the industrial segment’s net sales by $2.7 million. This was due principally to the net strengthening of the U.S. dollar against the Euro in the three months ended March 29, 2019 compared to the three months ended March 30, 2018.
Cost of goods sold. Cost of goods sold was $113.4 million for the three months ended March 29, 2019, compared with $131.6 million for the three months ended March 30, 2018. The decrease in cost of goods sold was primarily due to lower sales volumes across all segments, lower manufacturing costs of $4.4 million in the engineered components segment due to the exit from non-core product lines for smart utility meter subassemblies, a $2.0 million decrease related to foreign currency exchange rates, reduced material usage and labor costs as a result of continuous improvement programs in the engineered components and fiber solutions segments and reduced costs resulting from the Company’s global cost reduction and restructuring program as a result of the closure of the Richmond, Indiana facility in the fiber solutions segment. The decrease was partially offset by higher labor and material usage costs in the fiber solutions segment as a result of lower operational efficiencies, labor inefficiencies related to sales volume decline in the engineered components segment and raw material inflation in the engineered components and fiber solutions segments.
Gross profit. For the reasons described above, gross profit was $28.6 million for the three months ended March 29, 2019, compared with $35.7 million for the three months ended March 30, 2018.
Selling and administrative expenses. Selling and administrative expenses were $25.2 million for the three months ended March 29, 2019, compared with $27.5 million for the three months ended March 30, 2018, a decrease of $2.3 million. The decrease is primarily due to decreased incentive compensation, a $0.6 million decrease related to foreign currency exchange rates and lower health care costs. The decrease was partially offset by an increase in share-based compensation expense of $0.6 million due to restricted stock units granted in May 2018 and $0.3 million of transaction-related expenses related to acquisitions.
Loss on disposals of property, plant and equipment - net. Loss on disposals of property, plant and equipment - net for the three months ended March 29, 2019 was $0.0 million compared to $0.2 million for the three months ended March 30, 2018. The loss on disposals of property, plant and equipment - net for the three months ended March 30, 2018 includes a loss of $0.2 million from the disposition of equipment in connection with the consolidation of two U.S. facilities in the engineered components segment.
Restructuring. Restructuring costs were $1.6 million for the three months ended March 29, 2019 compared with $0.6 million for the three months ended March 30, 2018. During 2019, such costs were primarily transitional costs of moving production to U.S. facilities as a result of the closure of a U.K. facility in the engineered components segment, move costs related to the closure of a U.S. facility in the fiber solutions segment and $0.3 million for severance activities in the industrial segment and corporate related to the segment reorganization in the first quarter of 2019. During 2018, such costs were primarily move costs related to the consolidation of two U.S. facilities in the engineered components segment and the closure of a U.S. facility in the fiber solutions segment.
Interest expense. Interest expense was $8.2 million for the three months ended March 29, 2019 compared with $8.0 million for the three months ended March 30, 2018. The increase in interest expense primarily relates to higher interest rates for the three months ended March 29, 2019 as compared to the three months ended March 30, 2018, partially offset by the decrease in outstanding long-term debt balances. The effective interest rate on the Company’s total outstanding indebtedness for the three months ended March 29, 2019 was 8.4% as compared to 7.9% for the three months ended March 30, 2018.
See “Senior Secured Credit Facilities” in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
Equity income. Equity income was $0.1 million for both the three months ended March 29, 2019 and March 30, 2018.
Other income - net. Other income - net was $0.0 million for the three months ended March 29, 2019 and $0.1 million for the three months ended March 30, 2018.
Loss before income taxes. For the reasons described above, loss before income taxes was $6.3 million for the three months ended March 29, 2019, compared with $0.5 million for the three months ended March 30, 2018.

Tax provision. The tax provision was $0.7 million for the three months ended March 29, 2019, compared with $0.1 million for the three months ended March 30, 2018. The effective tax rate for the three months ended March 29, 2019 was (11.2)%, compared with (17.3)% for the three months ended March 30, 2018. The net discrete tax provision was $0.1 million for the three months ended March 29, 2019 and the net discrete tax benefit was immaterial for the three months ended March 30, 2018.
The Company’s tax provision is impacted by a number of factors, including, among others, new provisions included in the Tax Reform Act, the amount of taxable earnings or losses at the U.S. federal statutory rate, the amount of taxable earnings or losses derived in foreign jurisdictions with tax rates that differ from the U.S. federal statutory rate, permanent items, state tax rates, the ability to utilize foreign net operating loss carry forwards and adjustments to valuation allowances. The effective tax rate for the three months ended March 29, 2019 was impacted by the levels of U.S. and foreign pre-tax losses and earnings, respectively, pre-tax losses in foreign jurisdictions for which no tax benefit was recognized, U.S. interest disallowance and the new GILTI tax provisions.
Net loss. For the reasons described above, net loss was $7.1 million for the three months ended March 29, 2019, compared with $0.6 million for the three months ended March 30, 2018.
Other comprehensive (loss) income. Other comprehensive loss was $2.2 million for the three months ended March 29, 2019 compared with other comprehensive income of $4.0 million for the three months ended March 30, 2018.
Other comprehensive loss for unrealized gains on cash flow hedges was $0.6 million for the three months ended March 29, 2019 compared with other comprehensive income of $1.6 million for the three months ended March 30, 2018. Gains and losses on cash flow hedges are based on the changes in current interest rates and market expectations of the timing and amount of future interest rate changes. For the three months ended March 29, 2019, the fair value of the hedging instruments decreased, based on actual and future expectations for short-term interest rate decreases. For the three months ended March 30, 2018, the fair value of the hedging instruments increased, based on actual and future expectations for interest rate increases.
Other comprehensive loss for foreign currency translation adjustments was $1.6 million for the three months ended March 29, 2019 compared with other comprehensive income for foreign currency translation adjustments of $2.4 million for the three months ended March 30, 2018. Foreign currency translation adjustments are based on fluctuations in the value of foreign currencies (primarily the Euro) against the U.S. Dollar each period.
Adjusted EBITDA. Adjusted EBITDA was $14.1 million, or 9.9% of net sales for the three months ended March 29, 2019, compared with $19.7 million, or 11.8% of net sales for the three months ended March 30, 2018, a decrease of $5.7 million, or 28.7%. The decrease reflects lower Adjusted EBITDA in the engineered components segment of $3.3 million, the fiber solutions segment of $2.2 million and the industrial segment of $1.0 million, partially offset by lower corporate expenses of $0.8 million.
Changes in foreign currency exchange rates compared with the U.S. dollar had a negative impact of $0.4 million on consolidated Adjusted EBITDA during the three months ended March 29, 2019 compared to the three months ended March 30, 2018, negatively impacting the industrial segment’s Adjusted EBITDA by $0.4 million.
See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on Adjusted EBITDA for each segment.
Key Measures the Company Uses to Evaluate Its Performance
EBITDA and Adjusted EBITDA. The Company uses “Adjusted EBITDA” as the primary measure of profit or loss for the purposes of assessing the operating performance of its segments. The Company defines EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including goodwill and long-lived asset impairment charges, gains or losses on disposal of property, plant and equipment, divestitures and extinguishment of debt, integration and other restructuring charges, transaction-related expenses, other professional fees, purchase accounting adjustments, lease expense associated with vacated facilities and non-cash share based compensation expense.
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

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Three Months Ended
	March 29, 2019	March 30, 2018
Net loss	$(7,056)	$(638)
Interest expense	8,231	8,027
Tax provision	711	94
Depreciation and amortization	9,361	10,807
EBITDA	11,247	18,290
Adjustments:
Restructuring(1)	1,573	602
Transaction-related expenses (2)	340	—
Integration and other restructuring costs(3)	14	356
Share-based compensation(4)	876	231
Loss on disposals of property, plant and equipment - net(5)	8	234
Total adjustments	2,811	1,423
Adjusted EBITDA	$14,058	$19,713

(1)
Restructuring includes costs associated with exit or disposal activities as defined by GAAP related to facility consolidation, including one-time employee termination benefits, costs to close facilities and relocate employees, and costs to terminate contracts other than financing leases in 2018 and financing and operating leases in 2019. See Note 4, “Restructuring Costs” of the accompanying condensed consolidated financial statements for further information.

(2)	Transaction-related expenses primarily consist of professional fees and other expenses related to acquisitions.

(3)
During the three months ended March 29, 2019, integration and other restructuring costs includes $0.1 million of legal settlement income related to proceeds from a supplier claim in the engineered components segment associated with periods prior to the Company’s go public business combination, partially offset by $0.1 million of lease expense for a facility vacated in connection with plant consolidations in the fiber solutions segment.

During the three months ended March 30, 2018, integration and other restructuring costs includes costs associated with a force majeure incident at a supplier in the engineered components segment that resulted in incremental costs to maintain production. Such costs are not included in restructuring for GAAP purposes and were subsequently recovered through insurance during the remainder of 2018.

(4)
Represents share-based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan. See Note 9, “Share-Based Compensation” of the accompanying condensed consolidated financial statements for further information.

(5)
Loss on disposals of property, plant and equipment - net for the three months ended March 30, 2018 includes a loss of $0.2 million from the disposition of equipment in connection with the consolidation of two U.S. facilities in the engineered components segment.

Adjusted EBITDA percentage of net sales. Adjusted EBITDA as a percentage of net sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments.

Segment Financial Data
The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three months ended March 29, 2019 and March 30, 2018. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for a reconciliation of Adjusted EBITDA to Net Loss which is the nearest GAAP measure.

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 29, 2019	March 30, 2018	$	%
Industrial
Net sales	$49,737	$53,978	$(4,241)	(7.9)%
Adjusted EBITDA	6,841	7,799	(958)	(12.3)
Adjusted EBITDA % of net sales	13.8%	14.4%	(60) bps
Engineered Components
Net sales	$56,588	$69,427	$(12,839)	(18.5)%
Adjusted EBITDA	5,736	9,003	(3,267)	(36.3)
Adjusted EBITDA % of net sales	10.1%	13.0%	(290) bps
Fiber Solutions
Net sales	$35,653	$43,849	$(8,196)	(18.7)%
Adjusted EBITDA	3,566	5,778	(2,212)	(38.3)
Adjusted EBITDA % of net sales	10.0%	13.2%	(320) bps
Corporate
Adjusted EBITDA	$(2,085)	$(2,867)	$782	27.3%
Consolidated
Net sales	$141,978	$167,254	$(25,276)	(15.1)%
Adjusted EBITDA	14,058	19,713	(5,655)	(28.7)
Adjusted EBITDA % of net sales	9.9%	11.8%	(190) bps

Industrial Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 29, 2019	March 30, 2018	$	%
Net sales	$49,737	$53,978	$(4,241)	(7.9)%
Adjusted EBITDA	6,841	7,799	(958)	(12.3)
Adjusted EBITDA % of net sales	13.8%	14.4%	(60) bps
Net sales in the industrial segment for the three months ended March 29, 2019 were $49.7 million, a decrease of 7.9%, compared with $54.0 million for the three months ended March 30, 2018. On a constant currency basis (net negative currency impact of $2.7 million for the three months ended March 29, 2019), revenues decreased by $1.5 million for the three months ended March 29, 2019. The decrease in net sales for the three months ended March 29, 2019 was primarily due to lower sales volume in industrial end markets in Europe and due to timing of orders in the U.S. compared with the prior year, partially offset by increased pricing.
Adjusted EBITDA for the three months ended March 29, 2019 decreased $1.0 million to $6.8 million (13.8% of net sales) from $7.8 million (14.4% of net sales) for the three months ended March 30, 2018. On a constant currency basis (net negative currency impact of $0.4 million for the three months ended March 29, 2019), Adjusted EBITDA decreased by $0.6 million for the three months ended March 29, 2019. Excluding currency impact, the decrease in Adjusted EBITDA for the three months ended March 29, 2019 primarily resulted from lower sales volume in industrial end markets, partially offset by increased pricing.

Engineered Components Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 29, 2019	March 30, 2018	$	%
Net sales	$56,588	$69,427	$(12,839)	(18.5)%
Adjusted EBITDA	5,736	9,003	(3,267)	(36.3)
Adjusted EBITDA % of net sales	10.1%	13.0%	(290) bps
Net sales in the engineered components segment for the three months ended March 29, 2019 were $56.6 million, a decrease of $12.8 million, or 18.5%, compared with $69.4 million for the three months ended March 30, 2018. The decrease during the three months ended March 29, 2019 was primarily due to a $5.7 million decrease related to the exit from non-core product lines for smart utility meter subassemblies, lower sales volumes due to timing of orders in the construction and agriculture markets, lower sales volume due to end market decline in the power sports market and lower sales volumes in rail and perforated and expanded metal product lines. The decrease was partially offset by increased pricing and an increase in sales volume in the turf care market.
Adjusted EBITDA decreased $3.3 million, or 36.3%, for the three months ended March 29, 2019 to $5.7 million (10.1% of net sales) compared with $9.0 million (13.0% of net sales) for the three months ended March 30, 2018. The decrease in Adjusted EBITDA for the three months ended March 29, 2019 primarily resulted from the exit from non-core product lines for smart utility meter subassemblies, lower sales volumes in the rail, perforated and expanded metal, construction, agriculture and power sports markets, operational inefficiencies resulting in higher material and labor usage and raw material inflation. The decrease was partially offset by increased pricing, reduced material usage and labor costs as a result of continuous improvement programs and increased sales volumes in the turf care market, decreased incentive compensation and lower workers compensation costs.
Fiber Solutions Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 29, 2019	March 30, 2018	$	%
Net sales	$35,653	$43,849	$(8,196)	(18.7)%
Adjusted EBITDA	3,566	5,778	(2,212)	(38.3)
Adjusted EBITDA % of net sales	10.0%	13.2%	(320) bps
Net sales in the fiber solutions segment for the three months ended March 29, 2019 were $35.7 million, a decrease of $8.2 million or 18.7%, compared with $43.8 million for the three months ended March 30, 2018. The decrease during the three months ended March 29, 2019 was primarily due to a net decrease in vehicle platforms, a decrease in demand for car platforms due to a shift from passenger cars to light trucks and sport utility vehicles and lower pricing on existing platforms, partially offset by an increase in non-automotive sales.
Adjusted EBITDA decreased $2.2 million, or 38.3%, for the three months ended March 29, 2019 to $3.6 million (10.0% of net sales) compared with $5.8 million (13.2% of net sales) for the three months ended March 30, 2018. The decrease in Adjusted EBITDA for the three months ended March 29, 2019 was primarily due to lower sales volumes, lower pricing on existing platforms, operational inefficiencies resulting in higher material and labor usage and raw material inflation. The decrease was partially offset by lower material usage and labor costs as a result of continuous improvement initiatives, lower manufacturing costs as a result of the closure of the Richmond, Indiana facility, decreased incentive compensation, lower workers compensation costs and reduced health care costs.
Corporate

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 29, 2019	March 30, 2018	$	%
Adjusted EBITDA	$(2,085)	$(2,867)	$782	27.3%
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

The decrease of $0.8 million in expense in the three months ended March 29, 2019 compared with the prior year primarily resulted from decreased incentive compensation and lower professional and audit fees.
Liquidity and Capital Resources
Background
The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its U.S. and foreign credit facilities. As of March 29, 2019, the Company had $45.2 million of available cash, $29.4 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $11.1 million available under revolving loan facilities that the Company maintains outside the U.S. As of March 29, 2019, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $4.9 million. Included in the Company’s consolidated cash balance of $45.2 million at March 29, 2019, is cash of $12.9 million held at the Company’s non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. The Company’s U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures and debt service requirements.
Indebtedness
As of March 29, 2019, the Company’s total outstanding indebtedness of $392.9 million was comprised of term loans outstanding under its Senior Secured Credit Facilities of $375.5 million (net of a debt discount of $2.4 million and deferred financing costs of $3.7 million), various foreign bank term loans and revolving loan facilities of $16.8 million and finance lease obligations of $0.6 million. No borrowings were outstanding under the U.S. revolving credit facility portion of the Senior Secured Credit Facilities as of March 29, 2019.
As of December 31, 2018, the Company’s total outstanding indebtedness of $393.8 million was comprised of term loans outstanding under its Senior Secured Credit Facilities of $375.7 million (net of a debt discount of $2.7 million and deferred financing costs of $4.1 million), various foreign bank term loans and revolving loan facilities of $17.5 million and finance lease obligations of $0.6 million. No borrowings were outstanding under the U.S. revolving credit facility portion of the Senior Secured Credit Facilities as of December 31, 2018.
The Company maintains various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $16.8 million as of March 29, 2019, including borrowings of $14.4 million incurred by the Company’s subsidiaries in Germany, and borrowings totaled $17.5 million as of December 31, 2018, including borrowings of $15.0 million incurred by the Company’s subsidiaries in Germany. The foreign debt obligations in Germany primarily relate to term loans within our industrial segment of $14.2 million at March 29, 2019 and $15.0 million at December 31, 2018. The borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025.
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
The First Lien Credit Agreement, as amended, provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $291.8 million is outstanding as of March 29, 2019, and (ii) a revolving loan of up to $34.3 million (including revolving loans, a $10.0 million swingline loan sublimit, and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the first lien senior secured loan facilities (the “First Lien Credit Facilities”). The Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million, of which $89.9 million is outstanding as of March 29, 2019, under the second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”). The borrowing capacity of the revolving loan remains at $34.3 million until June 30, 2019, and thereafter, $30.0 million until June 30, 2020.

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
Interest Rate Hedge Contracts. To manage exposure to fluctuations in interest rates, the Company entered into forward interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at March 29, 2019 and December 31, 2018. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the three months ended March 29, 2019 and March 30, 2018, the Company recognized $0.4 million of interest income and $0.2 million of interest expense, respectively, related to the Swaps. Based on current interest rates, the Company expects to recognize interest income of $1.1 million related to the Swaps in the next 12 months.
The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The net fair values of the Swaps were net assets of $1.0 million at March 29, 2019 and $1.9 million at December 31, 2018, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	March 29, 2019	December 31, 2018
Interest rate swaps:
Recorded in other current assets	$902	$1,325
Recorded in other assets - net	123	542
Total net asset derivatives designated as hedging instruments	$1,025	$1,867
Mandatory Prepayment. Subject to certain exceptions, the Senior Secured Credit Facilities are subject to mandatory prepayments in amounts equal to: (1) a percentage of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Jason Incorporated or any of its Restricted Subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from the issuance or incurrence of debt by Jason Incorporated or any of its Restricted Subsidiaries (other than indebtedness permitted by the Senior Secured Credit Facilities); and (3) 75% (with step-downs to 50%, 25% and 0% based upon achievement of specified consolidated first lien net leverage ratios under the First Lien Credit

Facilities and specified consolidated total net leverage ratios under the Second Lien Term Facility) of annual excess cash flow, as defined, of Jason Incorporated and its Restricted Subsidiaries. Other than the payment of customary “breakage” costs, Jason Incorporated may voluntarily prepay outstanding loans at any time. At March 29, 2019 and December 31, 2018, there was no required mandatory excess cash flow prepayment required under the Senior Secured Credit Facilities.
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
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed $10.0 million at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 4.50 to 1.00, with a decrease to 4.25 to 1.00 on December 31, 2019 and remaining at that level thereafter. If such outstanding amounts do not exceed $10.0 million at the end of any fiscal quarter, no financial covenants are applicable. As of March 29, 2019, the consolidated first lien net leverage ratio was 4.16 to 1.00 on a pro forma trailing twelve-month basis calculated in accordance with the respective provisions of the Credit Agreements which exclude the Second Lien Term Loans from the calculation of net debt (numerator) and allow the inclusion of certain pro forma adjustments and exclusion of certain specified or nonrecurring costs and expenses in calculating Adjusted EBITDA (denominator). The aggregate outstanding amount of all revolving loans, swingline loans and certain letters of credit was less than $10.0 million at March 29, 2019. As of March 29, 2019, the Company was in compliance with the financial covenants contained in its credit agreements.
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
Series A Preferred Stock
Holders of the 41,421 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at the Company’s option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock.
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the three months ended March 29, 2019:
(in thousands, except share and per share amounts)

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2019	November 15, 2018	$20.00	$796	794
On February 1, 2019, the Company announced a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on April 1, 2019 to holders of record on February 15, 2019. As of March 29, 2019, the Company has recorded the 809 additional Series A Preferred Stock shares declared for the dividend of $0.8 million within preferred stock in the condensed consolidated balance sheets.

Seasonality and Working Capital
The Company uses net operating working capital (“NOWC”), a non-GAAP measure, as a percentage of the previous twelve months of net sales as a key indicator of working capital management. The Company defines this metric as the sum of trade accounts receivable and inventories less trade accounts payable. NOWC as a percentage of trailing twelve month net sales was 14.5% as of March 29, 2019, 12.5% as of December 31, 2018 and 15.5% as of March 30, 2018. The calculation of NOWC as a percentage of sales for March 30, 2018 excludes $14.0 million of trailing twelve month net sales relating to Acoustics Europe, which was sold on August 30, 2017. Set forth below is a table summarizing NOWC as of March 29, 2019, December 31, 2018 and March 30, 2018.
NOWC as a percentage of trailing twelve month net sales was favorably impacted by approximately 0.4% and 0.5% as of March 29, 2019 and December 31, 2018, respectively, related to the exit of the non-core smart utility meter subassemblies product line.

(in thousands)	March 29, 2019	December 31, 2018	March 30, 2018
Accounts receivable—net	$74,956	$60,559	$83,890
Inventories-net	66,700	63,747	75,372
Accounts payable	(56,395)	(47,497)	(62,418)
NOWC	$85,261	$76,809	$96,844
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
Capital expenditures during the three months ended March 29, 2019 were $3.5 million, or 2.4% of net sales. Capital expenditures for 2019 are expected to be approximately 2.0% to 2.5% of net sales, but could vary from that depending on business performance, growth opportunities, project activity and the amount of assets we lease instead of purchase. The Company finances its annual capital requirements with funds generated from operations.
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 29, 2019 and the Three Months Ended March 30, 2018

	Three Months Ended
(in thousands)	March 29, 2019	March 30, 2018
Net cash (used in) provided by operating activities	$(7,249)	$3,817
Net cash used in investing activities	(3,284)	(3,582)
Net cash used in financing activities	(2,318)	(1,504)
Effect of exchange rate changes on cash and cash equivalents	(165)	373
Net decrease in cash and cash equivalents	(13,016)	(896)
Cash and cash equivalents at beginning of period	58,169	48,887
Cash and cash equivalents at end of period	$45,153	$47,991

Depreciation and amortization	$9,361	$10,807
Capital expenditures	3,468	3,622

Cash Flows (Used in) Provided by Operating Activities
Cash flows used in operating activities were $7.2 million for the three months ended March 29, 2019 compared to cash flows provided by operating activities of $3.8 million for the three months ended March 30, 2018, a decrease of $11.8 million. The decrease was primarily driven by lower operating profit across all segments primarily as a result of lower sales volume for the three months ended March 29, 2019 as compared to the three months ended March 30, 2018. In addition, the decrease resulted from lower accruals for freight, customer rebates, and health care due to timing of payments and a lower incentive compensation accrual as a result of lower projected attainment percentages. The decrease was partially offset by $0.7 million of cash flows provided by operating activities related to dividends from the Company’s joint venture received during the three months ended March 29, 2019.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $3.3 million for the three months ended March 29, 2019 compared with $3.6 million for the three months ended March 30, 2018. The decrease in cash flows used in investing activities was primarily the result of higher proceeds from disposals of property, plant and equipment of $0.1 million and lower capital expenditures of $0.2 million compared to the prior year period.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $2.3 million for the three months ended March 29, 2019 compared with $1.5 million for the three months ended March 30, 2018. The increase in cash flows used in financing activities was driven by remittance of $0.7 million of value added tax during the first quarter of 2019 related to the December 2018 building sale of the Company’s U.K. facility.
Depreciation and Amortization
Depreciation and amortization totaled $9.4 million for the three months ended March 29, 2019, compared with $10.8 million for the three months ended March 30, 2018. Depreciation and amortization for the three months ended March 29, 2019 is lower than incurred by the Company in the prior period primarily due to $2.3 million of accelerated intangible amortization expense recorded for a customer relationship intangible asset to reflect the exit of the non-core smart utility meter product lines in the engineered components segment during 2018.
Capital Expenditures
Capital expenditures totaled $3.5 million for the three months ended March 29, 2019, compared with $3.6 million for the three months ended March 30, 2018.
Contractual Obligations
There are no material changes to the disclosures regarding contractual obligations made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of the date of this report, other than changes related to the adoption of the new lease accounting standard as described in Note 6, “Leases”, to the condensed consolidated financial statements, there are no material changes to the disclosures regarding off-balance sheet arrangements made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 5, 2019 for the year ended December 31, 2018 and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Management believes that as of March 29, 2019 and during the period from January 1, 2019 through March 29, 2019, there has been no material change to this information.
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
Currency Risk: The Company has manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $32.8 million, or 23%, of our sales originated in a currency other than the U.S. dollar during the first three months of 2019. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the three months ended March 29, 2019, sales denominated in Euros approximated $24.5 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $2.4 million, respectively, and the change in our net (loss) income would increase or decrease by approximately $0.1 million. The net assets and liabilities of our non-U.S. dollar denominated subsidiaries, which totaled approximately $163.0 million as of March 29, 2019, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ (deficit) equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive loss at March 29, 2019 resulted in a decrease to shareholders’ deficit of $24.7 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled following the initial transaction date, and from the repayment of intercompany loans between subsidiaries using different currencies. The Company periodically identifies areas where it does not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of March 29, 2019, the Company did not have any significant foreign currency hedging instruments in place nor did it have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of March 29, 2019, long-term debt denominated in currencies other than the USD totaled approximately $15.5 million.
Interest Rate Risk: The Company utilizes a combination of short-term and long-term debt to finance our operations and is exposed to interest rate risk on our outstanding floating rate debt instruments, which bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Borrowings under U.S. credit facilities bear interest at rates tied to either the “administrative agent’s prime rate, the federal funds effective rate,” the Eurocurrency rate, or a Eurocurrency rate determined by reference to LIBOR, subject to an established floor. Until recently, applicable interest rates have been lower than the designated floor in our Senior Secured Credit Facilities; therefore, interest rates have not been subject to change. However, now that interest rates exceed the established floor, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt would increase or decrease annual interest expense by approximately $0.4 million, including the impact of interest rate swaps discussed in the paragraph below.
As of March 29, 2019, the Company has entered into various interest rate swaps in order to mitigate a portion of the variable rate interest exposure. The Company is counterparty to certain interest rate swaps with a total notional amount of $210.0 million entered into in November 2015. These swaps are scheduled to mature in June 2020. Under the terms of the agreement, the Company swapped three month LIBOR rates for a fixed interest rate, resulting in the payment of a fixed LIBOR rate of 2.08% on a notional amount of $210.0 million. As of March 29, 2019, LIBOR exceeded 2.08%; therefore, assuming interest rates remain above 2.08%, a 25 basis point increase or decrease in interest rates would increase or decrease annual interest expense by $0.4 million.
Commodity risk: The Company sources a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilizes value analysis and value engineering initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of March 29, 2019, the Company did not have any commodity hedging instruments in place.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2019, our disclosure controls and procedures were not effective at a reasonable level of assurance, due to the material weakness in our internal control over financial reporting discussed below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not maintain effective internal controls over the accounting for the recoverability of deferred tax assets. Specifically, the internal controls to assess the recoverability of a deferred tax asset for disallowed interest expense were not performed at the appropriate level of precision. This control deficiency resulted in the overstatement of the tax provision and net deferred tax liabilities as of and for the year ended December 31, 2018. As a result of this error, we restated our previously reported annual financial statements for the year and quarter ended December 31, 2018 on Form 10-K/A and revised the Company's previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 30, 2018. Additionally, this control deficiency could result in additional misstatements of the aforementioned balances that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting
The adoption and implementation of ASC 842, “Leases” is considered a change in the Company’s internal control over financial reporting during the quarter ended March 29, 2019, that has materially affected the Company’s internal control over financial reporting. The Company implemented internal controls to ensure it properly assessed the impact of the new accounting standard related to leases on its consolidated financial statements to facilitate the adoption on January 1, 2019 and subsequent accounting under the new guidance. Except as stated above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 29, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 29, 2019:

2019 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to February 1	87,958	1.51	—	N/A
February 2 to March 1	1,837	1.40	—	N/A
March 2 to March 29	157,170	1.64	—	N/A
Total	246,965	1.59	—

(a)
Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (1) have the Company reduce the number of shares otherwise deliverable or (2) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the three months ended March 29, 2019, the Company withheld 246,965 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit awards.

(b)	The Company is not currently participating in a share repurchase program.
As disclosed in Note 12, “Shareholders’ (Deficit) Equity” of the accompanying condensed consolidated financial statements and under the heading “Liquidity and Capital Resources-Series A Preferred Stock” in MD&A, the Company paid the January 1, 2019 dividend on its Series A Preferred Stock by issuing an additional 794 shares of Series A Preferred Stock. These shares were issued in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act. Holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock initially into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate.

ITEM 6. EXHIBITS
The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description
10	Employment Agreement between the Company and Timm Fields, dated February 25, 2019.

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