Form 10-Q
period 2019-06-28
Jason Industries, Inc.
filed 2019-08-12
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-36051

JASON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2888322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

833 East Michigan Street, Suite 900 Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (414) 277-9300

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	JASN	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of August 2, 2019, there were 28,118,760 shares of common stock of the Company issued and outstanding.

JASON INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales	$138,303	$168,424	$280,281	$335,678
Cost of goods sold	114,305	131,302	227,703	262,884
Gross profit	23,998	37,122	52,578	72,794
Selling and administrative expenses	26,400	28,888	51,621	56,412
Loss on disposals of property, plant and equipment - net	—	11	8	245
Restructuring	1,212	1,464	2,785	2,066
Operating (loss) income	(3,614)	6,759	(1,836)	14,071
Interest expense	(8,362)	(8,403)	(16,593)	(16,430)
Equity income	38	335	122	435
Other (loss) income - net	(371)	484	(347)	555
Loss before income taxes	(12,309)	(825)	(18,654)	(1,369)
Tax provision (benefit)	807	(470)	1,518	(376)
Net loss	(13,116)	(355)	(20,172)	(993)
Redemption premium and accretion of dividends on preferred stock	828	765	1,640	2,492
Net loss available to common shareholders of Jason Industries	$(13,944)	$(1,120)	$(21,812)	$(3,485)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.49)	$(0.04)	$(0.77)	$(0.13)

Weighted average number of common shares outstanding:
Basic and diluted	28,439	27,677	28,204	27,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net loss	$(13,116)	$(355)	$(20,172)	$(993)
Other comprehensive income (loss):
Employee retirement plan adjustments, net of tax	15	6	30	9
Foreign currency translation adjustments	952	(5,009)	(614)	(2,594)
Net change in unrealized (losses) gains on cash flow hedges, net of tax benefit (expense) of $295, ($125), $500, and ($656), respectively	(913)	383	(1,550)	2,010
Total other comprehensive income (loss)	54	(4,620)	(2,134)	(575)
Comprehensive loss	$(13,062)	$(4,975)	$(22,306)	$(1,568)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	June 28, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$27,911	$58,169
Accounts receivable - net of allowances for doubtful accounts of $1,555 at June 28, 2019 and $1,812 at December 31, 2018	70,179	60,559
Inventories	67,408	63,747
Other current assets	12,112	13,664
Total current assets	177,610	196,139
Property, plant and equipment - net of accumulated depreciation of $125,198 at June 28, 2019 and $112,406 at December 31, 2018	128,068	134,869
Right-of-use operating lease assets	41,957	—
Goodwill	45,961	44,065
Other intangible assets - net	112,049	116,529
Other assets - net	10,888	11,995
Total assets	$516,533	$503,597

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities
Current portion of long-term debt	$6,576	$6,544
Current portion of operating lease liabilities	7,686	—
Accounts payable	48,784	47,497
Accrued compensation and employee benefits	12,063	14,452
Accrued interest	80	89
Other current liabilities	15,021	17,281
Total current liabilities	90,210	85,863
Long-term debt	385,417	387,244
Long-term operating lease liabilities	35,839	—
Deferred income taxes	16,817	17,725
Other long-term liabilities	16,365	20,548
Total liabilities	544,648	511,380

Commitments and contingencies (Note 16)

Shareholders’ (Deficit) Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 42,247 shares issued and outstanding at June 28, 2019, including 826 shares declared on May 1, 2019 and issued on July 1, 2019, and 40,612 shares issued and outstanding at December 31, 2018, including 794 shares declared on November 1, 2018 and issued on January 1, 2019)	42,247	40,612
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized; issued and outstanding: 28,098,640 shares at June 28, 2019 and 27,394,978 shares at December 31, 2018)	3	3
Additional paid-in capital	155,096	155,533
Retained deficit	(199,756)	(180,360)
Accumulated other comprehensive loss	(25,705)	(23,571)
Total shareholders’ (deficit) equity	(28,115)	(7,783)
Total liabilities and shareholders’ (deficit) equity	$516,533	$503,597
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended
	June 28, 2019	June 29, 2018
Cash flows from operating activities
Net loss	$(20,172)	$(993)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	14,702	13,543
Amortization of intangible assets	5,970	8,310
Amortization of deferred financing costs and debt discount	1,475	1,468
Non-cash operating lease expense	4,080	—
Equity income	(122)	(435)
Deferred income taxes	(588)	(1,090)
Loss on disposals of property, plant and equipment - net	8	245
Dividends from joint venture	728	—
Share-based compensation	1,670	784
Net increase (decrease) in cash, net of acquisitions, due to changes in:
Accounts receivable	(7,457)	(11,262)
Inventories	(481)	1,428
Other current assets	(300)	514
Accounts payable	976	2,636
Accrued compensation and employee benefits	(3,173)	99
Accrued interest	(9)	(197)
Accrued income taxes	(59)	(2,360)
Operating lease liabilities, net	(4,114)	—
Other - net	(2,019)	(1,550)
Total adjustments	11,287	12,133
Net cash (used in) provided by operating activities	(8,885)	11,140
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	216	84
Payments for property, plant and equipment	(6,334)	(6,939)
Acquisitions of business, net of cash acquired	(10,474)	—
Acquisitions of patents	(19)	(25)
Net cash used in investing activities	(16,611)	(6,880)
Cash flows from financing activities
Payments of deferred financing costs	(308)	(609)
Payments of First and Second Lien term loans	(1,550)	(4,050)
Proceeds from other long-term debt	2,591	2,241
Payments of other long-term debt	(3,925)	(3,956)
Payments of finance lease obligation	(160)	—
Value added tax paid from building sale	(707)	—
Other financing activities - net	(567)	(16)
Net cash used in financing activities	(4,626)	(6,390)
Effect of exchange rate changes on cash and cash equivalents	(136)	(525)
Net decrease in cash and cash equivalents	(30,258)	(2,655)
Cash and cash equivalents, beginning of period	58,169	48,887
Cash and cash equivalents, end of period	$27,911	$46,232

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$15,126	$15,159
Income taxes, net of refunds	$2,107	$3,562
Non-cash lease activities:
Right-of-use operating assets obtained in exchange for operating lease obligations	$2,674	$—
Right-of-use finance assets obtained in exchange for finance lease obligations	$147	$—
Non-cash investing activities:
Property, plant and equipment acquired through additional liabilities	$834	$822
Non-cash financing activities:
Non-cash preferred stock created from dividends declared	$1,635	$1,511
Exchange of preferred stock for common stock of Jason Industries, Inc.	$—	$12,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ (Deficit) Equity
(In thousands) (Unaudited)

For the three months ended June 28, 2019:	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' (Deficit) Equity
Balance at March 29, 2019	$41,421	$3	$155,203	$(186,640)	$(25,759)	$(15,772)
Dividends declared	826	—	(828)	—	—	(2)
Share-based compensation	—	—	794	—	—	794
Tax withholding related to vesting of restricted stock units	—	—	(73)	—	—	(73)
Net loss	—	—	—	(13,116)	—	(13,116)
Employee retirement plan adjustments, net of tax	—	—	—	—	15	15
Foreign currency translation adjustments	—	—	—	—	952	952
Net changes in unrealized (losses) gains on cash flow hedges, net of tax	—	—	—	—	(913)	(913)
Balance at June 28, 2019	$42,247	$3	$155,096	$(199,756)	$(25,705)	$(28,115)

For the three months ended June 29, 2018:	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' (Deficit) Equity
Balance at March 30, 2018	$38,277	$3	$155,397	$(167,838)	$(16,143)	$9,696
Dividends declared	763	—	(765)	—	—	(2)
Share-based compensation	—	—	553	—	—	553
Net loss	—	—	—	(355)	—	(355)
Employee retirement plan adjustments, net of tax	—	—	—	—	6	6
Foreign currency translation adjustments	—	—	—	—	(5,009)	(5,009)
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	383	383
Balance at June 29, 2018	$39,040	$3	$155,185	$(168,193)	$(20,763)	$5,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ (Deficit) Equity
(In thousands) (Unaudited)

For the six months ended June 28, 2019:	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficit) Equity
Balance at December 31, 2018	$40,612	$3	$155,533	$(180,360)	$(23,571)	$(7,783)
Cumulative impact of accounting changes	—	—	—	776	—	776
Dividends declared	1,635	—	(1,640)	—	—	(5)
Share-based compensation	—	—	1,670	—	—	1,670
Tax withholding related to vesting of restricted stock units	—	—	(467)	—	—	(467)
Net loss	—	—	—	(20,172)	—	(20,172)
Employee retirement plan adjustments, net of tax	—	—	—	—	30	30
Foreign currency translation adjustments	—	—	—	—	(614)	(614)
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	(1,550)	(1,550)
Balance at June 28, 2019	$42,247	$3	$155,096	$(199,756)	$(25,705)	$(28,115)

For the six months ended June 29, 2018:	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficit) Equity
Balance at December 31, 2017	$49,665	$3	$143,788	$(167,710)	$(20,062)	$5,684
Cumulative impact of accounting changes	—	—	—	510	(126)	384
Dividends declared	1,511	—	(1,516)	—	—	(5)
Share-based compensation	—	—	784	—	—	784
Tax withholding related to vesting of restricted stock units	—	—	(7)	—	—	(7)
Net loss	—	—	—	(993)	—	(993)
Employee retirement plan adjustments, net of tax	—	—	—	—	9	9
Foreign currency translation adjustments	—	—	—	—	(2,594)	(2,594)
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	2,010	2,010
Exchange of preferred stock for common stock of Jason Industries, Inc.	(12,136)	—	12,136	—	—	—
Balance at June 29, 2018	$39,040	$3	$155,185	$(168,193)	$(20,763)	$5,272

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
Recently issued accounting standards
Accounting standards adopted in the current fiscal year
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes new accounting and disclosure requirements for leases. See Note 7, “Leases” for further discussion regarding the adoption of this standard.
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Accounting standards to be adopted in future fiscal periods
In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). ASU 2018-14 modifies certain disclosure requirements for pension and other postretirement plans, such as eliminating disclosure requirements to disclose the amounts in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost over the next fiscal year and the impact that a 1% increase or decrease in the medical trend rate would have on the accumulated postretirement benefit obligation. The standard is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. As the scope of ASU 2018-14 is limited to only financial disclosure requirements, the standard will not have an impact on the Company’s condensed consolidated financial statements. The Company is currently assessing the impact that this standard will have on the employee benefit plan disclosures within the notes to the annual consolidated financial statements, as well as the planned timing of adoption.

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
As a result of this error, the Company’s previously reported tax provision for the three and six months ended June 29, 2018 was overstated by $0.2 million and $0.4 million, respectively, within the condensed consolidated statement of operations. While the impact of this error is not material to the previously reported quarterly interim period, the Company has revised its condensed consolidated financial statements for the three and six months ended June 29, 2018 included herein to reflect the correction of this error. Amounts throughout the condensed consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable.
The impact of the required correction to the condensed consolidated statement of operations and comprehensive (loss) income were as follows:

	Three Months Ended June 29, 2018
	As Reported	Adjustments	As Revised
Tax benefit	$(238)	$(232)	$(470)
Net loss	$(587)	$232	$(355)
Net loss available to common shareholders of Jason Industries	$(1,352)	$232	$(1,120)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.05)	$0.01	$(0.04)

Comprehensive loss	$(5,207)	232	$(4,975)

	Six Months Ended June 29, 2018
	As Reported	Adjustments	As Revised
Tax provision (benefit)	$37	$(413)	$(376)
Net loss	$(1,406)	$413	$(993)
Net loss available to common shareholders of Jason Industries	$(3,898)	$413	$(3,485)

Net loss per share available to common shareholders of Jason Industries:
Basic and diluted	$(0.14)	$0.01	(0.13)

Comprehensive loss	$(1,981)	413	$(1,568)

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The above corrections did not impact total net cash provided by (used in) operating, investing or financing activities within the condensed consolidated statements of cash flows for any previous period. Other than the adjustments to net loss for the three and six months ended June 29, 2018, as described above, which impacted recorded retained deficit and total shareholders’ deficit, there were no other impacts to the condensed consolidated statement of shareholders’ (deficit) equity. There was no impact to the Company’s previously reported “segment” Adjusted EBITDA for the three and six months ended June 29, 2018.

3.	Acquisition
On April 1, 2019, the Company acquired all of the outstanding shares of Schaffner Manufacturing Company, Inc. (“Schaffner”). Schaffner is a North American manufacturer of high-quality polishing and finishing products. These products are being manufactured and distributed by the industrial segment. Through the acquisition of Schaffner, the Company expanded its polishing product line offerings within North America. Upon finalization of working capital adjustments and other settlement items, the purchase price was $11.0 million, net of $0.2 million of cash acquired, of which $10.5 million has been paid as of June 28, 2019. Subsequent to the end of the second quarter of 2019, the Company paid the remaining $0.5 million. The related purchase agreement includes customary representations, warranties and covenants between the named parties.
The acquisition was accounted for as a business combination. The operating results and cash flows of Schaffner are included in the Company’s condensed consolidated financial statements from April 1, 2019, the date of the acquisition.
The Company has recorded a preliminary allocation of the purchase price for tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the April 1, 2019 acquisition date. The preliminary purchase price allocation is as follows:

Preliminary Purchase Price Allocation
Accounts receivable	$2,415
Inventories	3,334
Other current assets	18
Property, plant and equipment	2,344
Right-of-use operating lease assets	222
Goodwill	2,033
Other intangible assets	2,670
Current liabilities	(1,911)
Other long-term liabilities	(125)
Total purchase price	$11,000
The preliminary purchase price allocation resulted in goodwill of $2.0 million in the industrial segment, all of which is deductible for tax purposes. Goodwill generated from Schaffner is primarily attributable to expected synergies from leveraging the industrial segment’s global distribution and sales network and cross-selling of Schaffner’s product portfolio to the industrial segment’s customer base. The preliminary allocation of the purchase price is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets are based on preliminary valuations and are subject to adjustments to reflect the final valuations.
The preliminary values allocated to other intangible assets - net and the weighted average useful lives are as follows:

	Gross Carrying Amount	Weighted Average Useful Life (years)
Customer relationships	$1,750	10
Trademarks	400	1
Non-compete agreements	520	5
	$2,670
The Company recognized $0.1 million and $0.3 million of acquisition-related costs that were expensed in the three and six months ended June 28, 2019, respectively. These costs are included in the consolidated statements of operations as “Selling and administrative expenses”.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

During the three and six months ended June 28, 2019, $5.3 million of net sales from Schaffner were included in the Company’s consolidated statements of operations. Pro forma historical results of operations related to the acquisition of Schaffner have not been presented as they are not material to the Company’s condensed consolidated statements of operations.

4.	Net Sales
The industrial segment operates principally as a provider of industrial brushes, polishing buffs and compounds, abrasives and roller technology products that are used in a broad range of industrial and infrastructure applications. The Company typically sells products within this business under purchase orders through both direct to customer and distribution sales channels. The Company generally transfers control and recognizes net sales when the product is shipped to the customer. Within the industrial segment, there are certain custom products for customers with minimum stocking agreements for which the Company recognizes net sales over time. Revenue from products transferred to customers over time accounted for less than 1% of industrial net sales for both the three and six months ended June 28, 2019 and June 29, 2018, respectively.
The engineered components segment operates principally as a seating and component Original Equipment Manufacturer (“OEM”) within the lawn and turf care, agriculture, construction, material handling, power sports, rail and general industrial markets. The Company sells products within this business under both purchase orders and contracts for custom products primarily through the direct to customer sales channel. The Company transfers control and recognizes net sales at a point in time upon shipment to the customer for these contracts.
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
The Company disaggregates net sales by geography based on the country of origin of the final sale with the external customer. In certain cases the products may be manufactured in other countries at facilities within the Company’s global network. The following table summarizes net sales disaggregated by geography and reportable segment:

	Three Months Ended June 28, 2019
	Industrial	Engineered Components	Fiber Solutions	Total
United States	$22,602	$49,610	$24,863	$97,075
Europe	28,711	—	—	28,711
Mexico	2,538	—	8,720	11,258
Other	1,143	116	—	1,259
Total	$54,994	$49,726	$33,583	$138,303

	Three Months Ended June 29, 2018
	Industrial	Engineered Components	Fiber Solutions	Total
United States	$17,993	$67,944	$34,463	$120,400
Europe	34,317	1,608	—	35,925
Mexico	2,049	—	8,955	11,004
Other	1,095	—	—	1,095
Total	$55,454	$69,552	$43,418	$168,424

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

	Six Months Ended June 28, 2019
	Industrial	Engineered Components	Fiber Solutions	Total
United States	$39,561	$106,141	$51,001	$196,703
Europe	58,418	—	—	58,418
Mexico	4,750	—	18,235	22,985
Other	2,002	173	—	2,175
Total	$104,731	$106,314	$69,236	$280,281

	Six Months Ended June 29, 2018
	Industrial	Engineered Components	Fiber Solutions	Total
United States	$35,781	$135,348	$67,844	$238,973
Europe	67,555	3,631	—	71,186
Mexico	4,070	—	19,423	23,493
Other	2,026	—	—	2,026
Total	$109,432	$138,979	$87,267	$335,678
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

	Three Months Ended June 28, 2019
	Industrial	Engineered Components	Fiber Solutions	Total
Direct	$32,056	$48,104	$33,583	$113,743
Distribution	22,938	1,622	—	24,560
Total	$54,994	$49,726	$33,583	$138,303

	Three Months Ended June 29, 2018
	Industrial	Engineered Components	Fiber Solutions	Total
Direct	$29,464	$67,481	$43,418	$140,363
Distribution	25,990	2,071	—	28,061
Total	$55,454	$69,552	$43,418	$168,424

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

	Six Months Ended June 28, 2019
	Industrial	Engineered Components	Fiber Solutions	Total
Direct	$57,760	$102,644	$69,236	$229,640
Distribution	46,971	3,670	—	50,641
Total	$104,731	$106,314	$69,236	$280,281

	Six Months Ended June 29, 2018
	Industrial	Engineered Components	Fiber Solutions	Total
Direct	$60,212	$135,654	$87,267	$283,133
Distribution	49,220	3,325	—	52,545
Total	$109,432	$138,979	$87,267	$335,678

5.	Restructuring Costs
On March 1, 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program (the “2016 program”). The 2016 program, as used herein, refers to costs related to various restructuring activities across business segments. This includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities were ongoing throughout the fiscal years ended 2016, 2017, 2018 and the six months ended June 28, 2019 and are considered substantially complete as of June 28, 2019. As the 2016 program was deemed to be complete for identification of new actions as of December 31, 2018, all costs incurred during 2019 under the program related to completion of actions previously identified prior to closure of the program.
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

2016 Program
The following table presents the restructuring costs recognized by the Company under the 2016 program by reportable segment. The other costs incurred under the 2016 program for the six months ended June 28, 2019 primarily include charges related to the closure of a U.K. plant within the engineered components segment and the consolidation of two U.S. plants within the fiber solutions segment. The other costs incurred under the 2016 program for the six months ended June 29, 2018 primarily include charges related to the consolidation of two U.S. plants within the engineered components segment and the consolidation of two U.S. plants within the fiber solutions segment. The 2016 program is considered substantially complete and no additional costs are expected to be incurred for the remainder of 2019.

2016 Program	Industrial	Engineered Components	Fiber Solutions	Corporate	Total
Restructuring charges - three months ended June 28, 2019:
Severance costs	$—	$20	$—	$(9)	$11
Lease termination costs (1)	—	—	—	—	—
Other costs	40	341	(14)	—	367
Total	$40	$361	$(14)	$(9)	$378

Restructuring charges - six months ended June 28, 2019:
Severance costs	$(35)	$31	$3	$164	$163
Lease termination costs(1)	—	—	—	—	—
Other costs	40	1,356	125	—	1,521
Total	$5	$1,387	$128	$164	$1,684

Restructuring charges - three months ended June 29, 2018:
Severance costs	$98	$308	$104	$—	$510
Lease termination costs (1)	—	—	—	—	—
Other costs	(175)	436	693	—	954
Total	$(77)	$744	$797	$—	$1,464

Restructuring charges - six months ended June 29, 2018:
Severance costs	$19	$308	$104	$—	$431
Lease termination costs (1)	36	—	—	—	36
Other costs	(126)	710	1,015	—	1,599
Total	$(71)	$1,018	$1,119	$—	$2,066
The following table presents the cumulative restructuring costs recognized by the Company under the 2016 program by reportable segment. The 2016 program began in the first quarter of 2016 and as such, the cumulative restructuring charges represent the cumulative charges incurred since the inception of the 2016 program through June 28, 2019.

2016 Program	Industrial	Engineered Components	Fiber Solutions	Corporate	Total
Cumulative restructuring charges - period ended June 28, 2019:
Severance costs	$4,744	$973	$1,080	$752	$7,549
Lease termination costs (1)	428	—	172	—	600
Other costs	2,443	4,023	3,025	—	9,491
Total	$7,615	$4,996	$4,277	$752	$17,640

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table represents the restructuring liabilities under the 2016 program:

	Severance costs	Lease termination costs (1)	Other costs	Total
Balance - December 31, 2018	$457	$—	$325	$782
Current period restructuring charges	163	—	1,521	1,684
Cash payments	(618)	—	(1,842)	(2,460)
Foreign currency translation adjustments	(2)	—	(4)	(6)
Balance - June 28, 2019	$—	$—	$—	$—

	Severance costs	Lease termination costs (1)	Other costs	Total
Balance - December 31, 2017	$907	$76	$1,079	$2,062
Current period restructuring charges	431	36	1,599	2,066
Cash payments	(636)	(64)	(2,006)	(2,706)
Foreign currency translations adjustments	(32)	(2)	(37)	(71)
Balance - June 29, 2018	$670	$46	$635	$1,351

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

At June 28, 2019 and December 31, 2018, the restructuring liabilities related to the 2016 program severance costs were classified as accrued compensation and employee benefits and the other costs were classified as other current liabilities on the condensed consolidated balance sheets. At June 28, 2019 and December 31, 2018, the accrual for other costs primarily relates to the consolidation of two U.S. plants within the engineered components and fiber solutions segments.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Other Restructuring Actions
The following table presents the restructuring costs recognized by the Company for other restructuring actions by reportable segment. Based on the actions identified to date, the Company expects to incur other restructuring costs of approximately $2.3 million.

Other Restructuring Actions	Industrial	Engineered Components	Fiber Solutions	Corporate	Total
Restructuring charges - three months ended June 28, 2019:
Severance costs	$735	$—	$75	$—	$810
Other costs	—	24	—	—	24
Total	$735	$24	$75	$—	$834

Restructuring charges - six months ended June 28, 2019:
Severance costs	$934	$—	$140	$—	$1,074
Other costs	3	24	—	—	27
Total	$937	$24	$140	$—	$1,101
The following table represents the restructuring liabilities:

	Severance costs	Other costs	Total
Balance - December 31, 2018	$—	$—	$—
Current period restructuring charges	1,074	27	1,101
Cash payments	(330)	(27)	(357)
Foreign currency translation adjustments	8	—	8
Balance - June 28, 2019	$752	$—	$752
At June 28, 2019, the restructuring liabilities for severance costs were classified as accrued compensation and employee benefits on the condensed consolidated balance sheet.

6.	Inventories
Inventories consisted of the following:

	June 28, 2019	December 31, 2018
Raw material	$34,359	$31,501
Work-in-process	3,789	3,672
Finished goods	29,260	28,574
Total inventories	$67,408	$63,747

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

7.	Leases
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
The Company determines if an arrangement is a lease at inception. The Company will only reassess the lease classification when modifications or changes to key terms are made to a lease agreement. Generally, the Company’s real estate type leases contain both lease components and non-lease components. Non-lease components of real estate type leases are excluded from the calculation of the ROU asset and lease liability and are excluded from lease expense. For the Company’s non-real estate type leases, non-lease components are included in the calculation of the ROU asset and lease liability and included in lease expense over the term of the lease. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate as the discount rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate based upon the sovereign treasury rate for the currency in which the lease liability is denominated on the date the Company takes possession of the leased asset adjusted for various factors, such as term and an internal credit spread.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The Company’s components of lease expense was as follows:

	Three Months Ended	Six Months Ended
	June 28, 2019	June 28, 2019
Finance lease expense:
Depreciation of right-of-use assets	$13	$53
Interest on lease liabilities	15	26
Operating lease expense	2,766	5,484
Other lease expense	151	330
Total	$2,945	$5,893

Based on the nature of the ROU asset, depreciation of finance right-of-use assets, operating lease expense and other lease expense are recorded within either cost of goods sold or selling and administrative expenses and interest on finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations. Other lease expense includes lease expense for leases with an estimated total term of 12 months or less and variable lease expense related to variations in lease payments as a result of a change in factors or circumstances occurring after the lease possession date.
The Company’s balance sheet information related to leases was as follows:

June 28, 2019
Finance Leases
Property, plant and equipment - net	$269

Current portion of long-term debt	$308
Long-term debt	298
Total finance lease liabilities	$606

Operating Leases
Right-of-use operating lease assets	$41,957

Current portion of operating lease liabilities	$7,686
Long-term operating lease liabilities	35,839
Total operating lease liabilities	$43,525
Other information related to the Company’s leases was as follows:

June 28, 2019
Weighted-average remaining lease term (in years)
Finance leases	2.30
Operating leases	7.47
Weighted-average discount rate
Finance leases	8.2%
Operating leases	7.2%
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 28, 2019
Operating cash flows from finance leases	$17
Operating cash flows from operating leases	5,560
Financing cash flows from finance leases	160

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Future minimum lease payments required under finance and operating leases for each of the 12-month rolling periods below in effect at June 28, 2019 are as follows:

	Finance Leases	Operating Leases
July 2019 to June 2020	$350	$10,419
July 2020 to June 2021	239	8,905
July 2021 to June 2022	50	7,081
July 2022 to June 2023	18	5,661
July 2023 to June 2024	2	4,560
Thereafter	—	20,497
Total future undiscounted lease payments	659	57,123
Less: imputed interest	(53)	(13,598)
Total lease obligations	$606	$43,525
As of June 28, 2019, the operating leases that the Company signed but have not yet commenced are immaterial.
Future minimum lease payments required under long-term operating leases in effect at December 31, 2018 were as follows:

2019	$10,654
2020	8,849
2021	7,296
2022	6,045
2023	4,654
Thereafter	21,691
$59,189
Total rental expense under operating leases was $11.9 million and $12.2 million for the years end December 31, 2018 and December 31, 2017, respectively.

8.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, all of which is within the Company’s industrial segment, was as follows:

Balance as of December 31, 2018	$44,065
Foreign currency impact	(137)
Acquisitions (1)	2,033
Balance as of June 28, 2019	$45,961
(1) Refer to Note 3, “Acquisition” for further discussion on the acquisition completed in the second quarter of 2019.
The Company’s other intangible assets - net consisted of the following:

	June 28, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,053	$(1,192)	$861	$2,038	$(1,018)	$1,020
Customer relationships	107,185	(34,414)	72,771	105,539	(30,634)	74,905
Trademarks and other intangibles	55,852	(17,435)	38,417	56,405	(15,801)	40,604
Total other intangible assets - net	$165,090	$(53,041)	$112,049	$163,982	$(47,453)	$116,529
In accordance with the implementation guidance of ASU 2016-02, the Company reclassified $1.1 million of other intangible assets - net related to below market rents that resulted from the June 30, 2014 go public business combination to the right-of-use operating lease asset as of January 1, 2019. In accordance with the adoption methodology of ASU 2016-02, the other intangible assets-net balance as of December 31, 2018 was not restated.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Amortization of intangible assets was $3.1 million and $4.2 million for the three months ended June 28, 2019 and June 29, 2018, respectively. Amortization of intangible assets was $6.0 million and $8.3 million for the six months ended June 28, 2019 and June 29, 2018, respectively. Included within amortization expense for the six months ended June 29, 2018, was $2.3 million of accelerated amortization expense in the engineered components segment related to the exit from non-core product lines for smart utility meter subassemblies in 2018. Included within the table below is the impact of amortization resulting from the Schaffner acquisition on April 1, 2019. Excluding the impact of any future acquisitions, the Company anticipates the annual amortization for the current full fiscal year and each of the four subsequent fiscal years ended December 31st and thereafter to be the following:

2019	$12,216
2020	12,085
2021	11,843
2022	11,670
2023	11,661
Thereafter	59,724
$119,199

9.	Debt and Hedging Instruments
The Company’s debt consisted of the following:

	June 28, 2019	December 31, 2018
First Lien Term Loans	$290,990	$292,540
Second Lien Term Loans	89,887	89,887
Debt discount on Term Loans	(2,211)	(2,669)
Deferred financing costs on Term Loans	(3,303)	(4,052)
Foreign debt	16,005	17,469
Finance lease obligations and other debt(1)	625	613
Total debt	391,993	393,788
Less: Current portion (1)	(6,576)	(6,544)
Total Long-Term Debt	$385,417	$387,244

(1)
Subsequent to January 1, 2019, the Company recognizes and measures new or modified leases in accordance with ASC 842. Prior to January 1, 2019, the Company recognized and measured leases in accordance with ASC 840, “Leases” and prior period results continue to be reported under the accounting standards in effect for those periods. See Note 7, “Leases” for further information.

Senior Secured Credit Facilities
As of June 28, 2019, the Company’s U.S. credit facility (the “Senior Secured Credit Facilities”) included (i) term loans in an aggregate principal amount of $310.0 million (“First Lien Term Loans”) maturing June 30, 2021, of which $291.0 million is outstanding, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing June 30, 2022, of which $89.9 million is outstanding, and (iii) a revolving loan of up to $25.5 million (“Revolving Credit Facility”) maturing December 31, 2020. During the second quarter of 2019, the Company amended its Revolving Credit Facility to extend the maturity date to December 31, 2020. The amendment reduced the borrowing capacity from $30.0 million to $25.5 million. In connection with the amendment, the Company paid deferred financing costs of $0.3 million which have been recorded within other assets - net within the condensed consolidated balance sheets.
The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to $0.8 million, with the balance payable at maturity. At the Company’s election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.50% or (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings are subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility may be subject to adjustment based upon Jason Incorporated’s (an indirect wholly-owned subsidiary of the Company) consolidated first lien net leverage ratio. At June 28, 2019, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 6.8% and 10.3%, respectively.
Under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations (letters of credit in excess of $5.0 million) exceeds $10.0 million at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries (as defined in the Senior Secured Credit Facilities) will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 4.50 to 1.00, with a decrease to 4.25 to 1.00 on December 31, 2019 and a decrease to 4.00 to 1.00 on June 26, 2020 and thereafter. If such outstanding amounts do not exceed $10.0 million at the end of any fiscal quarter, no financial covenants are applicable. The consolidated first lien net leverage ratio at June 28, 2019 was 4.88 to 1.00; therefore, borrowings under the Revolving Credit Facility, including letters of credit in excess of $5.0 million, would be limited to a total of $10.0 million. At June 28, 2019, the Company had letters of credit outstanding of $4.9 million and there were no outstanding borrowings under the Revolving Credit Facility.
Under the Senior Secured Credit Facilities, the Company is subject to mandatory excess cash flow prepayments if certain requirements are met. At June 28, 2019 and December 31, 2018, there was no required mandatory excess cash flow prepayment required under the Senior Secured Credit Facilities.
The Senior Secured Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of Jason Incorporated and its Restricted Subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business, in each case, subject to certain limited exceptions. To comply with these covenants, Jason Incorporated and its Restricted Subsidiaries are limited in the amount of cash that can be distributed to Jason Industries, Inc. in the form of dividends, loans or other distributions. As of June 28, 2019, this limit was $15.5 million.
Foreign debt
The Company has the following foreign debt obligations, including various overdraft facilities and term loans:

	June 28, 2019	December 31, 2018
Germany	$13,813	$15,002
Mexico	1,643	2,000
India	549	467
Total foreign debt	$16,005	$17,469
These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.2 million to $8.5 million and $0.1 million to $9.3 million as of June 28, 2019 and December 31, 2018, respectively. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and/or maximum leverage ratio, among others. The Company was in compliance with these covenants as of June 28, 2019.
The foreign debt obligations in Germany relate to term loans of $13.8 million at June 28, 2019 and $15.0 million at December 31, 2018. The German borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Interest Rate Hedge Contracts
The Company is exposed to certain financial risks relating to fluctuations in interest rates. To manage exposure to such fluctuations, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at both June 28, 2019 and December 31, 2018. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps have an expiration date of June 30, 2020. For the three months ended June 28, 2019 and June 29, 2018, the Company recognized $0.3 million and $0.1 million of interest income, respectively, related to the Swaps. For the six months ended June 28, 2019 and June 29, 2018, the Company recognized $0.7 million of interest income and $0.1 million of interest expense, respectively, related to the Swaps. Based on current interest rates, the Company expects to recognize interest expense of $0.2 million related to the Swaps in the next 12 months.
The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was a net liability of $0.2 million at June 28, 2019 and a net asset of $1.9 million at December 31, 2018, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	June 28, 2019	December 31, 2018
Interest rate swaps:
Recorded in other current assets	$—	$1,325
Recorded in other assets - net	—	542
Recorded in other current liabilities	(184)	—
Total net (liability) asset derivatives designated as hedging instruments	$(184)	$1,867

10.	Share-Based Compensation
In 2014, the Company’s Board of Directors approved 3,473,435 shares of common stock to be reserved and authorized for issuance under the 2014 Omnibus Incentive Plan (the “2014 Plan”) to certain executive officers, senior management employees, and members of the Board of Directors. On February 27, 2018, the Company’s Board of Directors unanimously approved an amendment to the 2014 Plan to increase the number of authorized shares of common stock by 4,000,000 shares. At June 28, 2019, there were 1,395,673 shares of common stock that remained authorized and available for future grants.
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
The Company recognized the following share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Restricted stock units	$594	$444	$1,368	$568
Adjusted EBITDA vesting awards	200	109	302	216
Total share-based compensation expense	$794	$553	$1,670	$784

Total income tax benefit recognized	$89	$137	$303	$194
As of June 28, 2019, total unrecognized compensation cost related to share-based compensation awards was approximately $5.7 million, which the Company expects to recognize over a weighted average period of approximately 1.9 years.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table sets forth the restricted and performance share unit activity:

			Performance Share Units
	Restricted Stock Units		Adjusted EBITDA Vesting Awards
	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2018	3,150	$2.89	908	$1.30
Granted	705	1.64	705	1.64
Issued	(1,176)	2.65	—	—
Deferred	176	2.98	—	—
Forfeited	(173)	2.97	(23)	1.44
Outstanding at June 28, 2019	2,682	$2.67	1,590	$1.45
Restricted Stock Units
As of June 28, 2019, there was $4.3 million of unrecognized share-based compensation expense related to 2,217,517 RSU awards, with a weighted-average grant date fair value of $2.29, that are expected to vest over a weighted-average period of 1.9 years. Included within the 2,681,896 RSU awards outstanding as of June 28, 2019 are 464,379 RSU awards for members of our Board of Directors which have vested and issuance of the shares has been deferred, with a weighted-average grant date fair value of $4.49.
In connection with the vesting of RSUs previously granted by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the six months ended June 28, 2019 and June 29, 2018, there were 296,408 and 2,837 shares, respectively, withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ (deficit) equity.
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
As of June 28, 2019, there was $1.4 million of unrecognized share-based compensation expense related to cumulative Adjusted EBITDA based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 2.1 years.
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
The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the anti-dilutive shares are as follows:

	Three Months Ended		Six Months Ended
(share amounts in thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net loss per share attributable to Jason Industries common shareholders
Basic and diluted loss per share	$(0.49)	$(0.04)	$(0.77)	$(0.13)

Numerator:
Net loss available to common shareholders of Jason Industries	$(13,944)	$(1,120)	$(21,812)	$(3,485)

Denominator:
Basic and diluted weighted-average shares outstanding	28,439	27,677	28,204	27,505

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock(1)	13,994	13,994	13,994	13,994
Conversion of Series A 8% Perpetual Convertible Preferred (2)	3,406	3,147	3,373	3,227
Restricted stock units	2,741	1,991	2,751	1,512
Performance share units	1,590	1,306	1,272	1,311
Total	21,731	20,438	21,390	20,044

(1)
Public warrants (“warrants”) consist of warrants to purchase shares of Jason Industries common stock which were previously quoted on Nasdaq under the symbol “JASNW” until their expiration on June 30, 2019. Each outstanding warrant entitled the holder to purchase one share of the Company’s common stock at a price of $12.00 per share.

(2)
Includes the impact of 826 additional Series A Preferred Stock shares from a stock dividend declared on May 1, 2019 to be paid in additional shares of Series A Preferred Stock on July 1, 2019. The Company included the preferred stock within the condensed consolidated balance sheets as of the declaration date. Conversion is presented at the voluntary conversion ratio of approximately 81.18 common shares for each preferred share.

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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The effective tax rate was (6.6)% and 57.0% for the three months ended June 28, 2019 and June 29, 2018, respectively. The effective tax rate was (8.1)% and 27.5% for the six months ended June 28, 2019 and June 29, 2018, respectively. The effective income tax rate for both 2019 and 2018 reflects the amount of taxable income or loss at the U.S. Federal statutory rate, taxable earnings or losses derived in foreign jurisdictions with tax rates that differ from the U.S. Federal statutory rate, the impact of the global intangible low taxed income (“GILTI”) and interest deduction limitation provisions contained in the Tax Cuts and Jobs Act (the “Tax Reform Act”), and discrete items. The net discrete tax benefit was $0.1 million and the net discrete tax provision was $0.2 million for the three and six months ended June 28, 2019, respectively. The net discrete tax benefit was $0.5 million for both the three and six months ended June 29, 2018.
The amount of gross unrecognized tax benefits was $2.2 million and $2.1 million as of June 28, 2019 and December 31, 2018, respectively, all of which would reduce the Company’s effective tax rate if recognized.
During the next twelve months, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits will not change. The Company recognizes interest and penalties related to tax matters in its tax provision. The Company has an immaterial amount of accrued interest and penalties that were recorded as a component of the income tax provision as of June 28, 2019 and December 31, 2018.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

13.	Shareholders’ (Deficit) Equity
The changes in the components of accumulated other comprehensive loss, net of taxes, for the three and six months ended June 28, 2019 and June 29, 2018 were as follows:

For the three months ended June 28, 2019:	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized (losses) gains on cash flow hedges	Total
Balance at March 29, 2019	$(1,816)	$(24,717)	$774	$(25,759)
Other comprehensive loss before reclassifications	—	952	(703)	249
Amounts reclassified from accumulated other comprehensive loss	15	—	(210)	(195)
Balance at June 28, 2019	$(1,801)	$(23,765)	$(139)	$(25,705)

For the three months ended June 29, 2018:	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains on cash flow hedges	Total
Balance at March 30, 2018	$(1,651)	$(16,181)	$1,689	$(16,143)
Other comprehensive loss before reclassifications	—	(5,009)	474	(4,535)
Amounts reclassified from accumulated other comprehensive loss	6	—	(91)	(85)
Balance at June 29, 2018	$(1,645)	$(21,190)	$2,072	$(20,763)

For the six months ended June 28, 2019:	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized (losses) gains on cash flow hedges	Total
Balance at December 31, 2018	$(1,831)	$(23,151)	$1,411	$(23,571)
Other comprehensive loss before reclassifications	—	(614)	(1,007)	(1,621)
Amounts reclassified from accumulated other comprehensive loss	30	—	(543)	(513)
Balance at June 28, 2019	$(1,801)	$(23,765)	$(139)	$(25,705)

For the six months ended June 29, 2018:	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains on cash flow hedges	Total
Balance at December 31, 2017	$(1,517)	$(18,596)	$51	$(20,062)
Cumulative impact of accounting changes	(137)	—	11	(126)
Other comprehensive income before reclassifications	—	(2,594)	1,949	(645)
Amounts reclassified from accumulated other comprehensive loss	9	—	61	70
Balance at June 29, 2018	$(1,645)	$(21,190)	$2,072	$(20,763)
Series A Preferred Stock Dividends
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the six months ended June 28, 2019:

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2019	November 15, 2018	$20.00	$796	794
April 1, 2019	February 15, 2019	$20.00	$812	809
On May 1, 2019, the Company declared a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on July 1, 2019 to holders of record on May 15, 2019. As of June 28, 2019, the

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Company has recorded the 826 additional Series A Preferred Stock shares declared for the dividend of $0.8 million within preferred stock in the condensed consolidated balance sheets.
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

14.	Business Segments, Geographic and Customer Information
In the first quarter of 2019, as part of a review of the Company’s organizational structure, the Company made certain strategic leadership changes which required a reassessment of reportable segments. Based on this evaluation, the Company changed how it makes operating decisions, assesses performance of the business, and allocates resources. As a result, the Company reduced the number of operating and reportable segments from four to three. Reportable segments include the former finishing segment renamed as the industrial segment, the former seating and components segments combined into one engineered components segment, and the former acoustics segment renamed as the fiber solutions segment. The prior year disclosures have been updated to conform with current year presentation. On April 1, 2019, the Company acquired Schaffner, which is a North American manufacturer of high-quality polishing and finishing products which are being manufactured and distributed within the industrial segment.
Net sales information relating to the Company’s reportable segments was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Industrial	$54,994	$55,454	$104,731	$109,432
Engineered Components	49,726	69,552	106,314	138,979
Fiber Solutions	33,583	43,418	69,236	87,267
Net Sales	$138,303	$168,424	$280,281	$335,678
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated loss before income taxes:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Segment Adjusted EBITDA
Industrial	$5,927	$8,437	$12,768	$16,236
Engineered Components	3,552	10,433	9,288	19,436
Fiber Solutions	4,262	6,044	7,828	11,822
Total segment Adjusted EBITDA	$13,741	$24,914	$29,884	$47,494
Interest expense	(162)	(244)	(354)	(491)
Depreciation and amortization	(11,154)	(10,938)	(20,358)	(21,642)
Loss on disposal of property, plant and equipment - net	—	(11)	(8)	(245)
Restructuring	(1,221)	(1,464)	(2,621)	(2,066)
Integration and other restructuring costs	(510)	(712)	(600)	(1,068)
Total segment income before income taxes	694	11,545	5,943	21,982
Corporate general and administrative expenses	(2,772)	(3,550)	(4,857)	(6,417)
Corporate interest expense	(8,200)	(8,159)	(16,239)	(15,939)
Corporate depreciation	(157)	(108)	(314)	(211)
Corporate restructuring	9	—	(164)	—
Corporate transaction-related expenses	(1,089)	—	(1,429)	—
Corporate integration and other restructuring costs	—	—	76	—
Corporate share-based compensation	(794)	(553)	(1,670)	(784)
Loss before income taxes	$(12,309)	$(825)	$(18,654)	$(1,369)
Assets held by reportable segments were as follows:

	June 28, 2019	December 31, 2018
Industrial	$249,158	$230,185
Engineered Components	150,312	145,409
Fiber Solutions	126,656	124,822
Total segments	526,126	500,416
Corporate and eliminations	(9,593)	3,181
Consolidated total assets	$516,533	$503,597

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

15.	Fair Value Measurements
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
The carrying amounts within the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $367.0 million at June 28, 2019 and $387.4 million at December 31, 2018. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.
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

16.	Commitments and Contingencies
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
Environmental Matters
At June 28, 2019 and December 31, 2018, the Company held reserves of $1.0 million for environmental matters at one location. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

17.	Subsequent Events
On August 11, 2019, the Company entered into a definitive agreement to sell its Fiber Solutions business to Motus Integrated Technologies for a purchase price of $85 million, which includes $5 million of consideration contingent on certain performance conditions.  The sale transaction is anticipated to be completed during the third quarter of 2019, subject to customary closing conditions.  As the divestiture represents a strategic shift that will have a major effect on the Company’s operations and financial results with the disposition of the entire Fiber Solutions reportable segment and an exit from the automotive acoustical products end market, the business will be presented and reported as discontinued operations beginning with the third quarter of 2019.
On August 12, 2019, the Company announced that its Board of Directors has engaged an advisor to explore strategic alternatives, including a potential sale of the Company.

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
Fiscal Year
Our fiscal year ends on December 31. Throughout the year, we report our results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2019, our fiscal quarters are comprised of the three months ended March 29, June 28, September 27, and December 31. In 2018, our fiscal quarters were comprised of the three months ended March 30, June 29, September 28, and December 31. Throughout this MD&A, we refer to the period from March 30, 2019 through June 28, 2019 as the “second quarter of 2019” or the “second quarter ended June 28, 2019”. Similarly, we refer to the period from March 31, 2018 through June 29, 2018 as the “second quarter of 2018” or the “second quarter ended June 29, 2018.”
Revision of the Condensed Consolidated Financial Statements
During the first quarter of 2019, we identified an error in the income tax provision presented within the condensed consolidated financial statements for the three and six months ended June 29, 2018. This MD&A has been revised to reflect the revision of the income tax provision. See Note 2, “Revision of Previously Reported Financial Information” in the notes to the condensed consolidated financial statements for further information.
Overview
Jason Industries is a global industrial manufacturing company with significant market share positions in each of its three segments: industrial, engineered components, and fiber solutions. We provide critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through our global network of 32 manufacturing facilities and 15 sales offices, administrative and/or warehouse facilities throughout the United States and 13 foreign countries. We have embedded relationships with long standing customers, superior scale and resources, and specialized capabilities to design and manufacture specialized products on which our customers rely. In the first quarter of 2019, as part of a review of our organizational structure, we made certain strategic leadership changes which required a reassessment of reportable segments. Based on this evaluation, we changed how we make operating decisions, assess performance of the business, and allocate resources. As a result, we reduced the number of operating and reportable segments from four to three: industrial, engineered components, and fiber solutions. The prior year disclosures have been updated to conform with current year presentation.
We focus on markets with sustainable growth characteristics and where we are or have the opportunity to become, the industry leader. Our industrial segment, formerly the finishing segment, focuses on the production of industrial brushes, polishing buffs and compounds, abrasives, and roller technology products that are used in a broad range of industrial and infrastructure applications. The engineered components segment, the combined former seating and components segments, designs, engineers, and manufactures seating, safety, and filtration products used in heavy industry (construction, agriculture, and material handling), turf care, power sports, rail and general industrial applications. The fiber solutions segment, formerly the acoustics segment, manufactures technical, non-woven fiber-based acoustical, thermal, and structural products serving automotive and other end markets.
During the six months ended June 28, 2019 and June 29, 2018, approximately 30% and 29%, respectively, of our net sales were from outside of the United States based on the country of origin of the final sale with the external customer. As a diversified, global business, our operations are affected by worldwide, regional and industry-specific economic and political factors. Our geographic and industry diversity, as well as the wide range of our products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations (in thousands) (unaudited):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales	$138,303	$168,424	$280,281	$335,678
Cost of goods sold	114,305	131,302	227,703	262,884
Gross profit	23,998	37,122	52,578	72,794
Selling and administrative expenses	26,400	28,888	51,621	56,412
Loss on disposals of property, plant and equipment - net	—	11	8	245
Restructuring	1,212	1,464	2,785	2,066
Operating (loss) income	(3,614)	6,759	(1,836)	14,071
Interest expense	(8,362)	(8,403)	(16,593)	(16,430)
Equity income	38	335	122	435
Other (loss) income - net	(371)	484	(347)	555
Loss before income taxes	(12,309)	(825)	(18,654)	(1,369)
Tax provision (benefit)	807	(470)	1,518	(376)
Net loss	$(13,116)	$(355)	$(20,172)	$(993)
Redemption premium and accretion of dividends on preferred stock	828	765	1,640	2,492
Net loss available to common shareholders of Jason Industries	$(13,944)	$(1,120)	$(21,812)	$(3,485)

Total other comprehensive income (loss)	$54	$(4,620)	$(2,134)	$(575)
Other financial data: (1)

	Three Months Ended		Increase/(Decrease)
(in thousands, except percentages)	June 28, 2019	June 29, 2018	$	%
Consolidated
Net sales	$138,303	$168,424	$(30,121)	(17.9)%
Net loss	(13,116)	(355)	12,761	3,594.6
Net loss as a % of net sales	9.5%	0.2%	930 bps
Adjusted EBITDA	10,969	21,364	(10,395)	(48.7)
Adjusted EBITDA % of net sales	7.9%	12.7%	(480) bps

	Six Months Ended		Increase/(Decrease)
(in thousands, except percentages)	June 28, 2019	June 29, 2018	$	%
Consolidated
Net sales	$280,281	$335,678	$(55,397)	(16.5)%
Net loss	(20,172)	(993)	19,179	1,931.4
Net loss as a % of net sales	7.2%	0.5%	670 bps
Adjusted EBITDA	25,027	41,077	(16,050)	(39.1)
Adjusted EBITDA % of net sales	8.9%	12.2%	(330) bps

(1)
Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for a reconciliation of Adjusted EBITDA to net loss.

The Three and Six Months Ended June 28, 2019 Compared with the Three and Six Months Ended June 29, 2018
Net sales. Net sales were $138.3 million for the three months ended June 28, 2019, a decrease of $30.1 million, or 17.9%, compared with $168.4 million for the three months ended June 29, 2018, reflecting decreased net sales in the engineered components segment of $19.8 million, the fiber solutions segment of $9.8 million and the industrial segment of $0.5 million. The $19.8 million decrease in the engineered components segment was partially due to an $8.0 million decrease related to the exit from non-core product lines for smart utility meter subassemblies. See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on net sales for each segment.
Net sales were $280.3 million for the six months ended June 28, 2019, a decrease of $55.4 million, or 16.5%, compared with $335.7 million for the six months ended June 29, 2018, reflecting decreased net sales in the engineered components segment of $32.7 million, the fiber solutions segment of $18.0 million and the industrial segment of $4.7 million. The $32.7 million decrease in the engineered components segment was partially due to an $13.7 million decrease related to the exit from non-core product lines for smart utility meter subassemblies. See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on net sales for each segment.
On April 1, 2019, the Company acquired Schaffner. Schaffner’s results of operations are included within the industrial segment and the Company’s condensed consolidated results of operations since the date of acquisition. Net sales from Schaffner were $5.3 million for both the three and six months ended June 28, 2019. See Note 3, “Acquisition” in the condensed consolidated financial statements for further discussion on the Schaffner acquisition.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $2.0 million on consolidated net sales during the three months ended June 28, 2019 compared with 2018, negatively impacting the industrial segment’s net sales by $2.0 million. This was due principally to the net strengthening of the U.S. dollar against the Euro in the three months ended June 28, 2019 compared to the three months ended June 29, 2018. Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $4.7 million on consolidated net sales during the six months ended June 28, 2019 compared with 2018, negatively impacting the industrial segment’s net sales by $4.7 million. This was due principally to the net strengthening of the U.S. dollar against the Euro for the first six months of 2019 compared to the first six months of 2018.
Cost of goods sold. Cost of goods sold was $114.3 million for the three months ended June 28, 2019, compared with $131.3 million for the three months ended June 29, 2018. The decrease in cost of goods sold was primarily due to lower sales volumes across all segments, lower manufacturing costs of $6.0 million in the engineered components segment due to the exit from non-core product lines for smart utility meter subassemblies, a $1.5 million decrease related to foreign currency exchange rates, reduced material usage and labor costs as a result of continuous improvement programs in the engineered components and fiber solutions segments and reduced costs resulting from our global cost reduction and restructuring program as a result of the closure of the Richmond, Indiana facility in the fiber solutions segment. The decrease was partially offset by higher manufacturing costs in the industrial segment due to the Schaffner acquisition of $4.2 million, lower operational efficiencies on lower volumes in the fiber solutions segment, material and labor inefficiencies related to sales volume declines in the engineered components and industrial segments, raw material inflation in the engineered components and industrial segments, and accelerated depreciation expense of $1.5 million in the engineered components segment related to facility consolidation.
Cost of goods sold was $227.7 million for the six months ended June 28, 2019, compared with $262.9 million for the six months ended June 29, 2018. The decrease in cost of goods sold was primarily due to lower sales volumes across all segments, lower manufacturing costs of $10.4 million in the engineered components segment due to the exit from non-core product lines for smart utility meter subassemblies, a $3.5 million decrease related to foreign currency exchange rates, reduced material usage and labor costs as a result of continuous improvement programs in the engineered components and fiber solutions segments and reduced costs resulting from our global cost reduction and restructuring program as a result of the closure of the Richmond, Indiana facility in the fiber solutions segment. The decrease was partially offset by higher manufacturing costs in the industrial segment due to the Schaffner acquisition of $4.2 million, lower operational efficiencies on lower volumes in the fiber solutions segment, material and labor inefficiencies related to sales volume declines in the engineered components and industrial segments, raw material inflation across all segments, and accelerated depreciation expense of $1.5 million in the engineered components segment related to facility consolidation.
Gross profit. For the reasons described above, gross profit was $24.0 million for the three months ended June 28, 2019, compared with $37.1 million for the three months ended June 29, 2018 and $52.6 million for the six months ended June 28, 2019, compared with $72.8 million for the six months ended June 29, 2018.
Selling and administrative expenses. Selling and administrative expenses were $26.4 million for the three months ended June 28, 2019, compared with $28.9 million for the three months ended June 29, 2018, a decrease of $2.5 million. The decrease is primarily due to decreased incentive compensation, the acceleration of amortization expense of $1.2 million on intangible assets in the engineered components segment related to the exit from non-core product lines for smart utility meter subassemblies in 2018 and a $0.5 million decrease related to foreign currency exchange rates. The decrease was partially offset by $0.8 million of transaction-related expenses, higher selling and administrative costs in the industrial segment due to the Schaffner acquisition of $1.1 million, $0.3 million of integration costs related to acquisitions and an increase in share-based compensation expense of $0.2 million due to restricted stock units granted in May 2018 and March 2019.
Selling and administrative expenses were $51.6 million for the six months ended June 28, 2019 compared with $56.4 million for the six months ended June 29, 2018, a decrease of $4.8 million. The decrease is primarily due to decreased incentive compensation, the acceleration of amortization expense of $2.3 million on intangible assets in the engineered components segment related to the exit from non-core product lines for smart utility meter subassemblies in 2018 and a $1.1 million decrease related to foreign currency exchange rates. The decrease was partially offset by $1.1 million of transaction-related expenses, higher selling and administrative costs in the industrial segment due to the Schaffner acquisition of $1.1 million, an increase in share-based compensation expense of $0.9 million due to restricted stock units granted in May 2018 and March 2019 and $0.3 million of integration costs related to acquisitions.
Loss on disposals of property, plant and equipment - net. Loss on disposals of property, plant and equipment - net for both the three months ended June 28, 2019 and June 29, 2018 was $0.0 million.     Loss on disposals of property, plant and equipment - net for the six months ended June 28, 2019 was $0.0 million compared to $0.2 million for the six months ended June 29, 2018. The loss on disposals of property, plant and equipment - net for the six months ended June 29, 2018 includes $0.2 million from the disposition of equipment in connection with the consolidation of two U.S. facilities in the engineered components segment.
Restructuring. Restructuring costs were $1.2 million for the three months ended June 28, 2019 compared with $1.5 million for the three months ended June 29, 2018. Restructuring costs were $2.8 million for the six months ended June 28, 2019 compared with $2.1 million for the six months ended June 29, 2018. During 2019, such costs included severance costs in corporate and the industrial segment related to the segment reorganization in the first quarter of 2019 and work force reductions in the second quarter of 2019 in response to declining end market demand. Other restructuring costs included transitional costs of moving production to U.S. facilities as a result of the closure of a U.K. facility in the engineered components segment and move costs related to the closure of a U.S. facility in the fiber solutions segment. During 2018, such costs were primarily move costs related to the consolidation of two U.S. facilities in the engineered components segment and the closure of a U.S. facility in the fiber solutions segment.
Interest expense. Interest expense was $8.4 million for both the three months ended June 28, 2019 and June 29, 2018. The effective interest rate on the Company’s total outstanding indebtedness for the three months ended June 28, 2019 was 8.3% as compared to 8.2% for the three months ended June 29, 2018.
Interest expense was $16.6 million for the six months ended June 28, 2019 compared with $16.4 million for the six months ended June 29, 2018. The increase in interest expense primarily relates to higher variable interest rates for the six months ended June 28, 2019 as compared to the six months ended June 29, 2018, partially offset by the decrease in outstanding long-term debt balances. The effective interest rate on the Company’s total outstanding indebtedness for the six months ended June 28, 2019 was 8.4% as compared to 8.1% for the six months ended June 29, 2018.
See “Senior Secured Credit Facilities” in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
Equity income. Equity income was $0.0 million for the three months ended June 28, 2019 and $0.3 million for the three months ended June 29, 2018. Equity income was $0.1 million for the six months ended June 28, 2019 and $0.4 million for the six months ended June 29, 2018.
Other (loss) income - net. Other (loss) income - net was a loss of $0.4 million for the three months ended June 28, 2019 and income of $0.5 million for the three months ended June 29, 2018. Other (loss) income - net was a loss of $0.3 million for the six months ended June 28, 2019 and income of $0.6 million for the six months ended June 29, 2018. Other loss - net for both the three and six months ended June 28, 2019 includes $0.3 million of transaction-related expenses related to debt financing activities. Other income - net for both the three and six months ended June 29, 2018 includes $0.4 million of income related to proceeds from a settlement in the engineered components segment associated with periods prior to the Company’s go public business combination.
Loss before income taxes. For the reasons described above, loss before income taxes was $12.3 million for the three months ended June 28, 2019, compared with $0.8 million for the three months ended June 29, 2018. Loss before income taxes was $18.7 million for the six months ended June 28, 2019 compared with $1.4 million for the six months ended June 29, 2018.
Tax provision (benefit). The tax provision was $0.8 million for the three months ended June 28, 2019, compared with a tax benefit of $0.5 million for the three months ended June 29, 2018. The tax provision was $1.5 million for the six months ended June 28, 2019 compared with a tax benefit of $0.4 million for the six months ended June 29, 2018. The effective tax rate for the three months ended June 28, 2019 was (6.6)%, compared with 57.0% for the three months ended June 29, 2018. The effective tax rate was (8.1)% for the six months ended June 28, 2019 compared with 27.5% for the six months ended June 29,

2018. The net discrete tax benefit was $0.1 million and the net discrete tax provision was $0.2 million for the three and six months ended June 28, 2019, respectively, and the net discrete tax benefit was $0.5 million for both the three and six months ended June 29, 2018.
The Company’s tax provision is impacted by a number of factors, including, among others, new provisions included in the Tax Reform Act, the amount of taxable earnings or losses at the U.S. federal statutory rate, the amount of taxable earnings or losses derived in foreign jurisdictions with tax rates that differ from the U.S. federal statutory rate, permanent items, state tax rates, the ability to utilize foreign net operating loss carry forwards and adjustments to valuation allowances. The effective tax rate for the three and six months ended June 28, 2019 was impacted by the levels of U.S. and foreign pre-tax losses and earnings, respectively, pre-tax losses in foreign jurisdictions for which no tax benefit was recognized, U.S. interest disallowance and the new GILTI tax provisions.
Net loss. For the reasons described above, net loss was $13.1 million for the three months ended June 28, 2019, compared with $0.4 million for the three months ended June 29, 2018. Net loss was $20.2 million for the six months ended June 28, 2019 compared with $1.0 million for the six months ended June 29, 2018.
Other comprehensive income (loss). Other comprehensive income was $0.1 million for the three months ended June 28, 2019 compared with other comprehensive loss of $4.6 million for the three months ended June 29, 2018. Other comprehensive loss was $2.1 million for the six months ended June 28, 2019 compared with other comprehensive loss of $0.6 million for the six months ended June 29, 2018.
Other comprehensive loss for the net change in unrealized (losses) gains on cash flow hedges was $0.9 million for the three months ended June 28, 2019 compared with other comprehensive income of $0.4 million for the three months ended June 29, 2018. Other comprehensive loss for the net change in unrealized (losses) gains on cash flow hedges was $1.6 million for the six months ended June 28, 2019 compared with other comprehensive income of $2.0 million for the six months ended June 29, 2018. Gains and losses on cash flow hedges are based on the changes in current interest rates and market expectations of the timing and amount of future interest rate changes. For the three and six months ended June 28, 2019, the fair value of the hedging instruments decreased, based on actual and future expectations for short-term interest rate decreases. For the three and six months ended June 29, 2018, the fair value of the hedging instruments increased, based on actual and future expectations for interest rate increases.
Other comprehensive income for foreign currency translation adjustments was $1.0 million for the three months ended June 28, 2019 compared with other comprehensive loss for foreign currency translation adjustments of $5.0 million for the three months ended June 29, 2018. Other comprehensive loss for foreign currency translation adjustments was $0.6 million for the six months ended June 28, 2019 compared with other comprehensive loss for foreign currency translation adjustments of $2.6 million for the six months ended June 29, 2018. Foreign currency translation adjustments are based on fluctuations in the value of foreign currencies (primarily the Euro) against the U.S. Dollar each period.
Adjusted EBITDA. Adjusted EBITDA was $11.0 million, or 7.9% of net sales for the three months ended June 28, 2019, compared with $21.4 million, or 12.7% of net sales for the three months ended June 29, 2018, a decrease of $10.4 million, or 48.7%. The decrease reflects lower Adjusted EBITDA in the engineered components segment of $6.9 million, the industrial segment of $2.5 million and the fiber solutions segment of $1.8 million, partially offset by lower corporate expenses of $0.8 million.
Adjusted EBITDA was $25.0 million, or 8.9% of net sales for the six months ended June 28, 2019, compared with $41.1 million, or 12.2%, of net sales for the six months ended June 29, 2018, a decrease of $16.1 million, or 39.1%. The decrease reflects lower Adjusted EBITDA in the engineered components segment of $10.1 million, the fiber solutions segment of $4.0 million and the industrial segment of $3.5 million, partially offset by lower corporate expenses of $1.6 million.
Changes in foreign currency exchange rates compared with the U.S. dollar had a negative impact of $0.3 million on consolidated Adjusted EBITDA during the three months ended June 28, 2019 compared to the three months ended June 29, 2018, negatively impacting the industrial segment’s Adjusted EBITDA by $0.3 million.
During the six months ended June 28, 2019, changes in foreign currency exchange rates had a negative impact of $0.7 million on consolidated Adjusted EBITDA compared to the six months ended June 29, 2018, negatively impacting the industrial segment’s Adjusted EBITDA by $0.7 million.
See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on Adjusted EBITDA for each segment.

Key Measures the Company Uses to Evaluate Its Performance
EBITDA and Adjusted EBITDA. We use “Adjusted EBITDA” as the primary measure of profit or loss for the purposes of assessing the operating performance of our segments. We define EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including goodwill and long-lived asset impairment charges, gains or losses on disposal of property, plant and equipment, divestitures and extinguishment of debt, integration and other restructuring charges, transaction-related expenses, other professional fees, purchase accounting adjustments, lease expense associated with vacated facilities and non-cash share based compensation expense.
Management believes that Adjusted EBITDA provides a more clear picture of our operating results by eliminating expenses and income that are not reflective of the underlying business performance. We use this metric to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our segments. Our internal plans, budgets and forecasts use Adjusted EBITDA as a key metric and we use this measure to evaluate our operating performance and segment operating performance and to determine the level of incentive compensation paid to its employees.
The Senior Secured Credit Facilities (defined in Note 9, “Debt and Hedging Instruments”, and below) definition of EBITDA excludes income of partially owned affiliates, unless such earnings have been received in cash.
Set forth below is a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
		(Revised)		(Revised)
Net loss	$(13,116)	$(355)	$(20,172)	$(993)
Interest expense	8,362	8,403	16,593	16,430
Tax provision (benefit)	807	(470)	1,518	(376)
Depreciation and amortization	11,311	11,046	20,672	21,853
EBITDA	7,364	18,624	18,611	36,914
Adjustments:
Restructuring(1)	1,212	1,464	2,785	2,066
Transaction-related expenses (2)	1,089	—	1,429	—
Integration and other restructuring costs(3)	510	712	524	1,068
Share-based compensation(4)	794	553	1,670	784
Loss on disposals of property, plant and equipment - net(5)	—	11	8	245
Total adjustments	3,605	2,740	6,416	4,163
Adjusted EBITDA	$10,969	$21,364	$25,027	$41,077

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

(2)	Transaction-related expenses primarily consist of professional fees and other expenses related to acquisitions, divestitures and financing activities.

(3)
During the three and six months ended June 28, 2019, integration and other restructuring costs includes $0.3 million of integration costs related to an acquisition in the industrial segment and $0.2 million of lease expense for a facility vacated in connection with plant consolidations in the fiber solutions segment.

During the three and six months ended June 29, 2018, integration and other restructuring costs of $1.1 million and $1.5 million, respectively, were incurred associated with a force majeure incident at a supplier in the engineered components segment that resulted in incremental costs to maintain production. Such costs are not included in restructuring for GAAP purposes and were subsequently recovered through insurance during the remainder of 2018. The integration and other restructuring costs were partially offset in both the three and six months ended June 29, 2018 by a $0.4 million settlement gain on proceeds from a supplier claim in the engineered components segment associated with periods prior to the Company’s go public business combination.

(4)
Represents share-based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan. See Note 10, “Share-Based Compensation” of the accompanying condensed consolidated financial statements for further information.

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

Segment Financial Data
The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three and six months ended June 28, 2019 and June 29, 2018. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for a reconciliation of Adjusted EBITDA to Net Loss which is the nearest GAAP measure.

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 28, 2019	June 29, 2018	$	%
Industrial
Net sales	$54,994	$55,454	$(460)	(0.8)%
Adjusted EBITDA	5,927	8,437	(2,510)	(29.7)
Adjusted EBITDA % of net sales	10.8%	15.2%	(440) bps
Engineered Components
Net sales	$49,726	$69,552	$(19,826)	(28.5)%
Adjusted EBITDA	3,552	10,433	(6,881)	(66.0)
Adjusted EBITDA % of net sales	7.1%	15.0%	(790) bps
Fiber Solutions
Net sales	$33,583	$43,418	$(9,835)	(22.7)%
Adjusted EBITDA	4,262	6,044	(1,782)	(29.5)
Adjusted EBITDA % of net sales	12.7%	13.9%	(120) bps
Corporate
Adjusted EBITDA	$(2,772)	$(3,550)	$778	21.9%
Consolidated
Net sales	$138,303	$168,424	$(30,121)	(17.9)%
Adjusted EBITDA	10,969	21,364	(10,395)	(48.7)
Adjusted EBITDA % of net sales	7.9%	12.7%	(480) bps

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 28, 2019	June 29, 2018	$	%
Industrial
Net sales	$104,731	$109,432	$(4,701)	(4.3)%
Adjusted EBITDA	12,768	16,236	(3,468)	(21.4)
Adjusted EBITDA % of net sales	12.2%	14.8%	(260) bps
Engineered Components
Net sales	$106,314	$138,979	$(32,665)	(23.5)%
Adjusted EBITDA	9,288	19,436	$(10,148)	(52.2)
Adjusted EBITDA % of net sales	8.7%	14.0%	(530) bps
Fiber Solutions
Net sales	$69,236	$87,267	$(18,031)	(20.7)%
Adjusted EBITDA	7,828	11,822	(3,994)	(33.8)
Adjusted EBITDA % of net sales	11.3%	13.5%	(220) bps
Corporate
Adjusted EBITDA	$(4,857)	$(6,417)	$1,560	24.3%
Consolidated
Net sales	$280,281	$335,678	$(55,397)	(16.5)%
Adjusted EBITDA	25,027	41,077	$(16,050)	(39.1)
Adjusted EBITDA % of net sales	8.9%	12.2%	(330) bps

Industrial Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 28, 2019	June 29, 2018	$	%
Net sales	$54,994	$55,454	$(460)	(0.8)%
Adjusted EBITDA	5,927	8,437	(2,510)	(29.7)
Adjusted EBITDA % of net sales	10.8%	15.2%	(440) bps
Net sales in the industrial segment for the three months ended June 28, 2019 were $55.0 million, a decrease of 0.8%, compared with $55.5 million for the three months ended June 29, 2018. On a constant currency basis (net negative currency impact of $2.0 million for the three months ended June 28, 2019), revenues increased by $1.5 million for the three months ended June 28, 2019. Excluding currency impact, the increase in net sales for the three months ended June 28, 2019 was primarily due to $5.3 million of net sales as result of the Schaffner acquisition on April 1, 2019 and increased pricing, partially offset by lower sales volume in industrial end markets in Europe and the U.S.
Adjusted EBITDA for the three months ended June 28, 2019 decreased $2.5 million to $5.9 million (10.8% of net sales) from $8.4 million (15.2% of net sales) for the three months ended June 29, 2018. On a constant currency basis (net negative currency impact of $0.3 million for the three months ended June 28, 2019), Adjusted EBITDA decreased by $2.2 million for the three months ended June 28, 2019. Excluding currency impact, the decrease in Adjusted EBITDA for the three months ended June 28, 2019 primarily resulted from lower sales volume in industrial end markets, raw material inflation, higher freight costs, lower labor productivity related to the sales volume decline, and lower equity income due to lower sales volumes in our joint ventures in China and Taiwan. The decrease was partially offset by decreased incentive compensation, increased sales pricing and incremental Adjusted EBITDA from the Schaffner acquisition on April 1, 2019.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 28, 2019	June 29, 2018	$	%
Net sales	$104,731	$109,432	$(4,701)	(4.3)%
Adjusted EBITDA	12,768	16,236	(3,468)	(21.4)
Adjusted EBITDA % of net sales	12.2%	14.8%	(260) bps
Net sales in the industrial segment for the six months ended June 28, 2019 were $104.7 million, a decrease of $4.7 million or 4.3%, compared with $109.4 million for the six months ended June 29, 2018. On a constant currency basis (net negative currency impact of $4.7 million for the six months ended June 28, 2019), revenues were consistent with the six months ended June 28, 2019. Excluding currency impact, net sales for the six months ended June 28, 2019 benefited from $5.3 million of net sales as result of the Schaffner acquisition on April 1, 2019 and increased pricing, which was offset by lower sales volume in industrial end markets in Europe and the U.S.
Adjusted EBITDA for the six months ended June 28, 2019 decreased $3.5 million to $12.8 million (12.2% of net sales) from $16.2 million (14.8% of net sales) for the six months ended June 29, 2018. On a constant currency basis (net negative currency impact of $0.7 million for the six months ended June 28, 2019), Adjusted EBITDA decreased by $2.8 million for the six months ended June 28, 2019. Excluding currency impact, the decrease in Adjusted EBITDA for the six months ended June 28, 2019 primarily resulted from lower sales volume in industrial end markets, raw material inflation, higher freight costs, lower labor productivity related to the sales volume decline, and lower equity income due to lower sales volumes in our joint ventures in China and Taiwan. The decrease was partially offset by increased sales pricing, decreased incentive compensation and incremental Adjusted EBITDA from the Schaffner acquisition on April 1, 2019.
Engineered Components Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 28, 2019	June 29, 2018	$	%
Net sales	$49,726	$69,552	$(19,826)	(28.5)%
Adjusted EBITDA	3,552	10,433	(6,881)	(66.0)
Adjusted EBITDA % of net sales	7.1%	15.0%	(790) bps
Net sales in the engineered components segment for the three months ended June 28, 2019 were $49.7 million, a decrease of $19.8 million, or 28.5%, compared with $69.6 million for the three months ended June 29, 2018. The decrease during the three months ended June 28, 2019 was primarily due to an $8.0 million decrease related to the exit from non-core product lines for smart utility meter subassemblies and lower sales volumes due to end market declines in the construction, agriculture, power sports, turf care, rail and perforated and expanded metal product lines. The decrease was partially offset by increased pricing on core product lines.
Adjusted EBITDA decreased $6.9 million, or 66.0%, for the three months ended June 28, 2019 to $3.6 million (7.1% of net sales) compared with $10.4 million (15.0% of net sales) for the three months ended June 29, 2018. The decrease in Adjusted EBITDA for the three months ended June 28, 2019 primarily resulted from non-recurring price increases during the 2018 exit of the non-core product lines for smart utility meter subassemblies, lower sales volumes, material and labor inefficiencies related to the sales volume decline, and raw material inflation. The decrease was partially offset by increased pricing on core product lines, reduced material usage and labor costs as a result of continuous improvement programs and decreased incentive compensation.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 28, 2019	June 29, 2018	$	%
Net sales	$106,314	$138,979	$(32,665)	(23.5)%
Adjusted EBITDA	9,288	19,436	(10,148)	(52.2)
Adjusted EBITDA % of net sales	8.7%	14.0%	(530) bps
Net sales in the engineered components segment for the six months ended June 28, 2019 were $106.3 million, a decrease of $32.7 million, or 23.5%, compared with $139.0 million for the six months ended June 29, 2018. The decrease during the six months ended June 28, 2019 was primarily due to a $13.7 million decrease related to the exit from non-core product lines for smart utility meter subassemblies, and lower sales volumes due to end market declines in the construction, agriculture, power sports, turf care, rail and perforated and expanded metal product lines. The decrease was partially offset by increased pricing on core product lines.
Adjusted EBITDA decreased $10.1 million, or 52.2%, for the six months ended June 28, 2019 to $9.3 million (8.7% of net sales) compared with $19.4 million (14.0% of net sales) for the six months ended June 29, 2018. The decrease in Adjusted EBITDA for the six months ended June 28, 2019 primarily resulted from price increases during the 2018 wind down of the non-core product lines for smart utility meter subassemblies, lower sales volumes, material and labor inefficiencies related to the sales volume decline and raw material inflation. The decrease was partially offset by increased pricing on core product lines, reduced material usage and labor costs as a result of continuous improvement programs and decreased incentive compensation.
Fiber Solutions Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 28, 2019	June 29, 2018	$	%
Net sales	$33,583	$43,418	$(9,835)	(22.7)%
Adjusted EBITDA	4,262	6,044	(1,782)	(29.5)
Adjusted EBITDA % of net sales	12.7%	13.9%	(120) bps
Net sales in the fiber solutions segment for the three months ended June 28, 2019 were $33.6 million, a decrease of $9.8 million or 22.7%, compared with $43.4 million for the three months ended June 29, 2018. The decrease during the three months ended June 28, 2019 was primarily due to a net decrease in vehicle platforms, lower overall vehicle production levels in North America and lower pricing on existing platforms.
Adjusted EBITDA decreased $1.8 million, or 29.5%, for the three months ended June 28, 2019 to $4.3 million (12.7% of net sales) compared with $6.0 million (13.9% of net sales) for the three months ended June 29, 2018. The decrease in Adjusted EBITDA for the three months ended June 28, 2019 was primarily due to lower sales volumes, lower pricing on existing platforms and lower operational efficiencies on lower volumes. The decrease was partially offset by lower material usage and labor costs as a result of continuous improvement initiatives, lower manufacturing costs as a result of the closure of the Richmond, Indiana facility, decreased incentive compensation and reduced health care costs.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 28, 2019	June 29, 2018	$	%
Net sales	$69,236	$87,267	$(18,031)	(20.7)%
Adjusted EBITDA	7,828	11,822	(3,994)	(33.8)
Adjusted EBITDA % of net sales	11.3%	13.5%	(220) bps
Net sales in the fiber solutions segment for the six months ended June 28, 2019 were $69.2 million, a decrease of $18.0 million, or 20.7%, compared with $87.3 million for the six months ended June 29, 2018. The decrease during the six months ended June 29, 2018 was primarily due to a net decrease in vehicle platforms, lower overall vehicle production levels in North America and lower pricing on existing platforms, partially offset by an increase in non-automotive sales.
Adjusted EBITDA decreased to $7.8 million (11.3% of net sales) for the six months ended June 28, 2019 compared with $11.8 million (13.5% of net sales) for the six months ended June 29, 2018. The decrease in Adjusted EBITDA for the six months ended June 28, 2019 was primarily due to lower sales volumes, lower pricing on existing platforms, lower operational efficiencies on lower volumes and raw material inflation. The decrease was partially offset by lower material usage and labor costs as a result of continuous improvement initiatives, lower manufacturing costs as a result of the closure of the Richmond, Indiana facility, decreased incentive compensation and reduced health care costs.
Corporate

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 28, 2019	June 29, 2018	$	%
Adjusted EBITDA	$(2,772)	$(3,550)	$778	21.9%
Corporate expense is principally comprised of the costs of corporate operations, including the compensation and benefits of the Company’s executive team and personnel responsible for treasury, finance, insurance, legal, information technology, human resources, tax compliance and planning and the administration of employee benefits. Corporate expense also includes third party legal, audit, tax and other professional fees and expenses, board of director compensation and expenses, and other corporate operating costs.
The decrease of $0.8 million in expense in the three months ended June 28, 2019 compared with the prior year primarily resulted from decreased incentive compensation, partially offset by increased health care costs.

	Six Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	June 28, 2019	June 29, 2018	$	%
Adjusted EBITDA	$(4,857)	$(6,417)	$1,560	24.3%
The decrease of $1.6 million in expense in the six months ended June 28, 2019 compared with the prior year primarily resulted from decreased incentive compensation and lower professional fees, partially offset by increased health care costs.

Liquidity and Capital Resources
Background
Our primary sources of liquidity are cash generated from our operations, available cash and borrowings under our U.S. and foreign credit facilities. As of June 28, 2019, we had $27.9 million of available cash, $10.0 million of additional borrowings available under the Revolving Credit Facility portion of our U.S. credit agreement, and $12.6 million available under revolving loan facilities that we maintain outside the U.S. As of June 28, 2019, available borrowings under our U.S. Revolving Credit Facility were reduced by outstanding letters of credit of $4.9 million. Included in our consolidated cash balance of $27.9 million at June 28, 2019, is cash of $11.3 million held at our non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by us. Our U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes. We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures and debt service requirements.
Indebtedness
As of June 28, 2019, our total outstanding indebtedness of $392.0 million was comprised of term loans outstanding under our Senior Secured Credit Facilities of $375.4 million (net of a debt discount of $2.2 million and deferred financing costs of $3.3 million), various foreign bank term loans and revolving loan facilities of $16.0 million and finance lease obligations of $0.6 million. No borrowings were outstanding under the U.S. Revolving Credit Facility portion of the Senior Secured Credit Facilities as of June 28, 2019.
As of December 31, 2018, our total outstanding indebtedness of $393.8 million was comprised of term loans outstanding under its Senior Secured Credit Facilities of $375.7 million (net of a debt discount of $2.7 million and deferred financing costs of $4.1 million), various foreign bank term loans and revolving loan facilities of $17.5 million and finance lease obligations of $0.6 million. No borrowings were outstanding under the U.S. Revolving Credit Facility portion of the Senior Secured Credit Facilities as of December 31, 2018.
We maintain various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $16.0 million as of June 28, 2019, including borrowings of $13.8 million incurred by our subsidiaries in Germany, compared to $17.5 million as of December 31, 2018, including borrowings of $15.0 million incurred by our subsidiaries in Germany. The foreign debt obligations in Germany primarily relate to term loans within our industrial segment of $13.8 million at June 28, 2019 and $15.0 million at December 31, 2018. The borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025.
Senior Secured Credit Facilities
General. On June 30, 2014, Jason Incorporated, as the borrower, entered into (i) the First Lien Credit Agreement, with Jason Partners Holdings Inc., Jason Holdings, Inc. I, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “First Lien Credit Agreement”) and (ii) the Second Lien Credit Agreement, dated as of June 30, 2014, with Jason Partners Holdings Inc., Jason Holdings, Inc. I, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”). Jason Incorporated, Jason Partners Holdings, Inc., and Jason Holdings, Inc. I are indirect wholly-owned subsidiaries of Jason Industries, Inc.
The First Lien Credit Agreement, as amended, provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $291.0 million is outstanding as of June 28, 2019, and (ii) a revolving loan of up to $25.5 million (including revolving loans, a $10.0 million swingline loan sublimit, and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the first lien senior secured loan facilities (the “First Lien Credit Facilities”). The Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million, of which $89.9 million is outstanding as of June 28, 2019, under the second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”). During the second quarter of 2019, we amended our Revolving Credit Facility to extend the maturity date to December 31, 2020. The amendment reduced the borrowing capacity from $30.0 million to $25.5 million. In connection with the amendment, we paid deferred financing costs of $0.3 million which have been recorded within other assets - net within the condensed consolidated balance sheets.
The Revolving Credit Facility matures December 31, 2020, the First Lien Term Loans mature June 30, 2021 and the Second Lien Term Loans mature June 30, 2022. The principal amount of the First Lien Term Loans amortizes in equal $0.8 million installments, with the balance payable at maturity. Neither the Revolving Credit Facility nor the Second Lien Term Loans amortize, however, each is repayable in full at maturity.
Security Interests. In connection with the Senior Secured Credit Facilities, Jason Partners Holdings Inc., Jason Holdings, Inc. I, Jason Incorporated and certain of Jason Incorporated’s subsidiaries (the “Subsidiary Guarantors”), entered into a (i) First Lien Security Agreement (the “First Lien Security Agreement”), dated as of June 30, 2014, and (ii) a Second Lien Security Agreement (the “Second Lien Security Agreement”, together with the First Lien Security Agreement, the “Security Agreements”), dated as of June 30, 2014. Pursuant to the Security Agreements, amounts borrowed under the Senior Secured Credit Facilities and any swap agreements and cash management arrangements provided by any lender party to the Senior Secured Credit Facilities or any of its affiliates are secured (i) with respect to the First Lien Credit Facilities, on a first priority basis and (ii) with respect to the Second Lien Term Facility, on a second priority basis, by a perfected security interest in substantially all of Jason Incorporated’s, Jason Partners Holdings Inc.’s, Jason Holdings, Inc. I’s and each Subsidiary Guarantor’s tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property and all of the capital stock of each of Jason Incorporated’s direct and indirect wholly-owned material Restricted Subsidiaries (as defined in the Credit Agreements) (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries). In addition, pursuant to the Credit Agreements, Jason Partners Holdings Inc., Jason Holdings, Inc. I and the Subsidiary Guarantors guaranteed amounts borrowed under the Senior Secured Credit Facilities.
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
Interest Rate Hedge Contracts. To manage exposure to fluctuations in interest rates, we entered into forward interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at June 28, 2019 and December 31, 2018. The Swaps have been designated by us as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. For the three months ended June 28, 2019 and June 29, 2018, the Company recognized $0.3 million and $0.1 million of interest income, respectively, related to the Swaps. For the six months ended June 28, 2019 and June 29, 2018, we recognized $0.7 million of interest income and $0.1 million of interest expense, respectively, related to the Swaps. Based on current interest rates, we would expect to recognize interest expense of $0.2 million related to the Swaps in the next 12 months.
The fair values of our Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair values of the Swaps was a net liability of $0.2 million at June 28, 2019 and a net asset of $1.9 million at December 31, 2018, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	June 28, 2019	December 31, 2018
Interest rate swaps:
Recorded in other current assets	$—	$1,325
Recorded in other assets - net	—	542
Recorded in other current liabilities	(184)	—
Total net asset derivatives designated as hedging instruments	$(184)	$1,867
Mandatory Prepayment. Subject to certain exceptions, the Senior Secured Credit Facilities are subject to mandatory prepayments in amounts equal to: (1) a percentage of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Jason Incorporated or any of its Restricted Subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from the issuance or incurrence of debt by Jason Incorporated or any of its Restricted Subsidiaries (other than indebtedness permitted by the Senior Secured Credit Facilities); and (3) 75% (with step-downs to 50%, 25% and 0% based upon achievement of specified consolidated first lien net leverage ratios under the First Lien Credit Facilities and specified consolidated total net leverage ratios under the Second Lien Term Facility) of annual excess cash flow, as defined, of Jason Incorporated and its Restricted Subsidiaries. Other than the payment of customary “breakage” costs, Jason Incorporated may voluntarily prepay outstanding loans at any time. At June 28, 2019 and December 31, 2018, there was no required mandatory excess cash flow prepayment required under the Senior Secured Credit Facilities.
Covenants. The Senior Secured Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of Jason Incorporated and its Restricted Subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business, in each case, subject to certain limited exceptions. To comply with these covenants, Jason Incorporated and its Restricted Subsidiaries are limited in the amount of cash that can be distributed to Jason Industries, Inc. in the form of dividends, loans or other distributions. As of June 28, 2019, this limit was $15.5 million.
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed $10.0 million at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 4.50 to 1.00, with a decrease to 4.25 to 1.00 on December 31, 2019 and a decrease to 4.00 to 1.00 on June 26, 2020 and thereafter. If such outstanding amounts do not exceed $10.0 million at the end of any fiscal quarter, no financial covenants are applicable. As of June 28, 2019, the consolidated first lien net leverage ratio was 4.88 to 1.00 on a pro forma trailing twelve-month basis calculated in accordance with the respective provisions of the Credit Agreements which exclude the Second Lien Term Loans from the calculation of net debt (numerator) and allow the inclusion of certain pro forma adjustments and exclusion of certain specified or nonrecurring costs and expenses in calculating Adjusted EBITDA (denominator). Because the consolidated first lien net leverage ratio at June 28, 2019 exceeded 4.50 to 1.00, borrowings under the Revolving Credit Facility, including letters of credit in excess of $5.0 million, would be limited to a total of $10.0 million. At June 28, 2019, we had letters of credit outstanding of $4.9 million and there were no outstanding borrowings outstanding under the Revolving Credit Facility. As of June 28, 2019, we were in compliance with the financial covenants contained in our credit agreements.
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
Series A Preferred Stock
Holders of the 42,247 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at our option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock.
We paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the six months ended June 28, 2019:

(in thousands, except share and per share amounts)
Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2019	November 15, 2018	$20.00	$796	794
April 1, 2019	February 15, 2019	$20.00	$812	809
On May 1, 2019, we announced a $20.00 per share dividend on our Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on July 1, 2019 to holders of record on May 15, 2019. As of June 28, 2019, we have recorded the 826 additional Series A Preferred Stock shares declared for the dividend of $0.8 million within preferred stock in the condensed consolidated balance sheets.

Seasonality and Working Capital
We use net operating working capital (“NOWC”), a non-GAAP measure, as a percentage of the previous twelve months of net sales as a key indicator of working capital management. We define this metric as the sum of trade accounts receivable and inventories less trade accounts payable. NOWC as a percentage of trailing twelve month net sales was 15.9% as of June 28, 2019, 12.5% as of December 31, 2018 and 14.5% as of June 29, 2018.
Set forth below is a table summarizing NOWC as of June 28, 2019, December 31, 2018 and June 29, 2018:

(in thousands)	June 28, 2019	December 31, 2018	June 29, 2018
Accounts receivable - net	$70,179	60,559	$79,436
Inventories	67,408	63,747	68,424
Accounts payable	(48,784)	(47,497)	(55,652)
NOWC	$88,803	$76,809	$92,208
The table below reconciles our NOWC from our working capital:

(in thousands)	June 28, 2019	December 31, 2018	June 29, 2018
Working Capital	$87,400	$110,276	$114,452
Less: Cash and cash equivalents	(27,911)	(58,169)	(46,232)
Less: Other current assets	(12,112)	(13,664)	(16,344)
Add: Current portion long-term debt	6,576	6,544	6,652
Add: Current portion operating lease liabilities	7,686	—	—
Add: Accrued compensation and employee benefits	12,063	14,452	17,322
Add: Accrued interest	80	89	79
Add: Other current liabilities	15,021	17,281	16,279
NOWC	$88,803	$76,809	$92,208
In overall dollar terms, our NOWC is generally lower at the end of the calendar year due to reduced sales activity around the holiday season. NOWC generally peaks at the end of the first quarter as we experience high seasonal demand from certain customers, particularly those serving the motorcycle and lawn and turf care markets to fill the supply chain for the spring season. There are, however, variations in the seasonal demands from year to year depending on weather, customer inventory levels, customer planning, and model year changes. We historically generate approximately 51%-55% of our annual net sales in the first half of the year.
NOWC as a percentage of trailing twelve month net sales was unfavorably impacted by approximately 0.7% as of June 28, 2019 related to the April 1, 2019 acquisition of Schaffner. NOWC as a percentage of trailing twelve month net sales was favorably impacted by approximately 0.3% and 0.5% as of June 28, 2019 and December 31, 2018, respectively, related to the exit of the non-core smart utility meter subassemblies product line. NOWC as a percentage of trailing twelve month sales was favorably impacted by approximately 0.1% as of June 29, 2018 related to Acoustics Europe Sales, which was sold on August 30, 2017.
Short-Term and Long-Term Liquidity Requirements
Our ability to make principal and interest payments on borrowings under our U.S. and foreign credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations, we believe that our existing cash balances and expected cash flows from operations will be sufficient to meet our operating requirements for at least the next 12 months. However, we may require borrowings under our credit facilities and alternative forms of financings or investments to achieve our longer-term strategic plans.
Capital expenditures during the six months ended June 28, 2019 were $6.3 million, or 2.3% of net sales. Capital expenditures for 2019 are expected to be approximately 2.0% to 2.5% of net sales, but could vary from that depending on business performance, growth opportunities, project activity and the amount of assets we lease instead of purchase. We finance our annual capital requirements with funds generated from operations.

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 28, 2019 and the Six Months Ended June 29, 2018

	Six Months Ended
(in thousands)	June 28, 2019	June 29, 2018
Net cash (used in) provided by operating activities	$(8,885)	$11,140
Net cash used in investing activities	(16,611)	(6,880)
Net cash used in financing activities	(4,626)	(6,390)
Effect of exchange rate changes on cash and cash equivalents	(136)	(525)
Net decrease in cash and cash equivalents	(30,258)	(2,655)
Cash and cash equivalents at beginning of period	58,169	48,887
Cash and cash equivalents at end of period	$27,911	$46,232

Depreciation and amortization	$20,672	$21,853
Capital expenditures	6,334	6,939

Cash Flows (Used in) Provided by Operating Activities
Cash flows used in operating activities were $8.9 million for the six months ended June 28, 2019 compared to cash flows provided by operating activities of $11.1 million for the six months ended June 29, 2018, a decrease of $20.0 million. The decrease was primarily driven by lower operating profit across all segments principally as a result of lower sales volume for the six months ended June 28, 2019 as compared to the six months ended June 29, 2018. In addition, the decrease resulted from lower accruals for freight and customer rebates due to timing of payments and a lower incentive compensation accrual as a result of lower projected attainment percentages. The decrease was partially offset by $0.7 million of cash related to dividends from our joint venture received during the six months ended June 28, 2019.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $16.6 million for the six months ended June 28, 2019 compared with $6.9 million for the six months ended June 29, 2018. The increase in cash flows used in investing activities was primarily the result of cash used for the acquisition of Schaffner of $10.5 million, net of cash acquired, partially offset by lower capital expenditures of $0.6 million compared to the prior year period.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $4.6 million for the six months ended June 28, 2019 compared with $6.4 million for the six months ended June 29, 2018. The decrease in cash flows used in financing activities was driven by lower payments of $2.5 million on First and Second Lien Term Loans and lower payments of deferred financing costs of $0.3 million. This decrease was partially offset by remittance of $0.7 million of value added tax during the first quarter of 2019 related to the December 2018 building sale of our U.K. facility.
Depreciation and Amortization
Depreciation and amortization totaled $20.7 million for the six months ended June 28, 2019, compared with $21.9 million for the six months ended June 29, 2018. Depreciation and amortization for the six months ended June 28, 2019 is lower than the prior period primarily due to $2.3 million of accelerated intangible amortization expense recorded for a customer relationship intangible asset to reflect the exit of the non-core smart utility meter product lines in the engineered components segment during 2018, partially offset by $1.5 million of accelerated depreciation expense recorded in the engineered components segment during 2019.
Capital Expenditures
Capital expenditures totaled $6.3 million for the six months ended June 28, 2019, compared with $6.9 million for the six months ended June 29, 2018.
Contractual Obligations
There are no material changes to the disclosures regarding contractual obligations made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements
As of the date of this report, other than changes related to the adoption of the new lease accounting standard as described in Note 7, “Leases”, to the condensed consolidated financial statements, there are no material changes to the disclosures regarding off-balance sheet arrangements made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K/A filed with the SEC on March 13, 2019 for the year ended December 31, 2018 and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Management believes that as of June 28, 2019 and during the period from March 30, 2019 through June 28, 2019, there has been no material change to this information.
New Accounting Pronouncements
See Note 1, “Description of Business and Basis of Presentation” under the heading “Recently issued accounting standards” of the accompanying condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in foreign currency exchange rates and interest rates and, to a lesser extent, commodities. To reduce such risks, we selectively use financial instruments and other proactive management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading or speculative purposes.
Currency Risk: We have manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $65.3 million, or 23%, of our sales originated in a currency other than the U.S. dollar during the first six months of 2019. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the six months ended June 28, 2019, sales denominated in Euros approximated $48.7 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $4.9 million, respectively, and the change in our net (loss) income would increase or decrease by approximately $0.4 million. The net assets and liabilities of our non-U.S. dollar denominated subsidiaries, which totaled approximately $162.3 million as of June 28, 2019, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ (deficit) equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive loss at June 28, 2019 resulted in a decrease to shareholders’ deficit of $23.8 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled following the initial transaction date, and from the repayment of intercompany loans between subsidiaries using different currencies. We periodically identify areas where we do not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of June 28, 2019, we did not have any significant foreign currency hedging instruments in place nor did we have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of June 28, 2019, long-term debt denominated in currencies other than the USD totaled approximately $15.0 million.
Interest Rate Risk: We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on our outstanding floating rate debt instruments, which bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Borrowings under U.S. credit facilities bear interest at rates tied to either the “administrative agent’s prime rate, the federal funds effective rate,” the Eurocurrency rate, or a Eurocurrency rate determined by reference to LIBOR, subject to an established floor. Until the second quarter of 2018, applicable interest rates were lower than the designated floor in our Senior Secured Credit Facilities; therefore, until that point, interest rates were not subject to change. However, now that interest rates exceed the established floor, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt would increase or decrease annual interest expense by approximately $0.4 million, net of the impact of interest rate swaps discussed in the paragraph below.
As of June 28, 2019, we have entered into various interest rate swaps in order to mitigate a portion of the variable rate interest exposure. We are counterparty to certain interest rate swaps with a total notional amount of $210.0 million entered into in November 2015. These swaps are scheduled to mature in June 2020. Under the terms of the agreement, we swapped three month LIBOR rates for a fixed interest rate, resulting in the payment of a fixed LIBOR rate of 2.08% on a notional amount of $210.0 million. As of June 28, 2019, LIBOR exceeded 2.08%; therefore, assuming interest rates remain above 2.08%, a 25 basis point increase or decrease in interest rates would increase or decrease annual interest expense by $0.4 million.
Commodity risk: We source a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, fiber, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and utilize value analysis and value engineering initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of June 28, 2019, we did not have any commodity hedging instruments in place.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2019, our disclosure controls and procedures were not effective at a reasonable level of assurance, due to the material weakness in our internal control over financial reporting discussed below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not maintain effective internal controls over the accounting for the recoverability of deferred tax assets. Specifically, the internal controls to assess the recoverability of a deferred tax asset for disallowed interest expense were not performed at the appropriate level of precision. This control deficiency resulted in the overstatement of the tax provision and net deferred tax liabilities as of and for the year ended December 31, 2018. As a result of this error, we restated our previously reported annual financial statements for the year and quarter ended December 31, 2018 on Form 10-K/A and revised the Company's previously issued unaudited condensed consolidated financial statements as of and for the three months ended June 29, 2018. Additionally, this control deficiency could result in additional misstatements of the aforementioned balances that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan
During the second quarter of 2019, in conjunction with the preparation of the interim tax provision, the Company has enhanced the control activities related to the analysis of the recoverability of our deferred tax assets. The enhancements include (1) expanded consultation with third party specialists on complex income tax accounting matters, and (2) enhanced documentation regarding the considerations and accounting guidance evaluated as part of the analysis supporting the recoverability of our deferred tax assets to allow for a more precise review process. We believe this remediation plan will effectively remediate the material weakness, however, due to the inherent differences in the process of accounting for income taxes during an interim versus an annual period, the Company's process for remediating the material weakness will not be deemed complete until management has concluded, through testing, that such control is operating effectively in conjunction with the preparation of the Company’s tax provision for the year ended December 31, 2019.
Changes in Internal Control Over Financial Reporting
The remediation efforts related to the material weakness are considered a change in the Company’s internal control over financial reporting during the quarter ended June 28, 2019 that has materially affected the Company’s internal control over financial reporting. Except as stated above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 28, 2019:

2019 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30 to May 3	49,443	1.47	—	N/A
May 4 to May 31	—	—	—	N/A
June 1 to June 28	—	—	—	N/A
Total	49,443	1.47	—

(a)
Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (1) have the Company reduce the number of shares otherwise deliverable or (2) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the six months ended June 28, 2019, the Company withheld 296,408 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit awards.

(b)	The Company is not currently participating in a share repurchase program.
As disclosed in Note 13, “Shareholders’ (Deficit) Equity” of the accompanying condensed consolidated financial statements and under the heading “Liquidity and Capital Resources-Series A Preferred Stock” in MD&A, the Company paid the April 1, 2019 dividend on its Series A Preferred Stock by issuing an additional 809 shares of Series A Preferred Stock. These shares were issued in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act. Holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock initially into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate.

ITEM 6. EXHIBITS
The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description
10.1	Fourth Amendment to First Lien Credit Agreement

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

JASON INDUSTRIES, INC.

Dated: August 12, 2019	/s/ Brian K. Kobylinski
Brian K. Kobylinski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: August 12, 2019	/s/ Chad M. Paris
Chad M. Paris Senior Vice President and Chief Financial Officer (Principal Accounting Officer)