Form 10-Q
period 2019-09-27
Jason Industries, Inc.
filed 2019-11-08
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 1, 2019, there were 28,413,351 shares of common stock of the Company issued and outstanding.
1

JASON INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net sales	$85,610	$107,029	$296,654	$355,440
Cost of goods sold	70,840	84,562	239,218	275,495
Gross profit	14,770	22,467	57,436	79,945
Selling and administrative expenses	20,416	20,169	63,699	67,717
Impairment charges	20,597	—	20,597	—
Loss (gain) on disposals of property, plant and equipment - net	14	(88)	18	94
Restructuring	1,277	298	3,795	1,245
Operating (loss) income	(27,534)	2,088	(30,673)	10,889
Interest expense	(8,180)	(8,326)	(24,738)	(24,709)
Equity income	45	468	167	903
Other income - net	932	51	611	606
Loss from continuing operations before income taxes	(34,737)	(5,719)	(54,633)	(12,311)
Tax benefit	(4,691)	(1,435)	(5,424)	(2,773)
Net loss from continuing operations	(30,046)	(4,284)	(49,209)	(9,538)
Net (loss) income from discontinued operations, net of tax	(3,121)	(174)	(4,130)	4,087
Net loss	(33,167)	(4,458)	(53,339)	(5,451)
Accretion of dividends on preferred stock and redemption premium	845	781	2,485	3,274
Net loss allocable to common shareholders of Jason Industries	$(34,012)	$(5,239)	$(55,824)	$(8,725)

Basic and diluted net (loss) income per share allocable to common shareholders of Jason Industries:
Net loss per share from continuing operations	$(1.08)	$(0.18)	$(1.82)	$(0.46)
Net (loss) income per share from discontinued operations	(0.11)	(0.01)	(0.15)	0.15
Basic and diluted net loss per share	$(1.19)	$(0.19)	$(1.97)	$(0.32)

Weighted average number of common shares outstanding:
Basic and diluted	28,632	27,683	28,348	27,565
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net loss	$(33,167)	$(4,458)	$(53,339)	$(5,451)
Other comprehensive income (loss):
Employee retirement plan adjustments, net of tax	15	4	45	13
Foreign currency translation adjustments	(4,556)	(879)	(5,170)	(3,473)
Net change in unrealized gains (losses) on cash flow hedges, net of tax (expense) benefit of ($10), ($60), $490, ($716), respectively	31	185	(1,519)	2,195
Total other comprehensive loss	(4,510)	(690)	(6,644)	(1,265)
Comprehensive loss	$(37,677)	$(5,148)	$(59,983)	$(6,716)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	September 27, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$92,695	$46,457
Accounts receivable - net of allowances for doubtful accounts of $1,329 at September 27, 2019 and $1,519 at December 31, 2018	41,641	41,325
Inventories	55,435	55,627
Other current assets	8,039	7,049
Current assets held for sale	—	45,681
Total current assets	197,810	196,139
Property, plant and equipment - net of accumulated depreciation of $89,370 at September 27, 2019 and $77,490 at December 31, 2018	82,048	90,909
Right-of-use operating lease assets	28,585	—
Goodwill	45,111	44,065
Other intangible assets - net	70,004	96,446
Other assets - net	10,132	11,679
Noncurrent assets held for sale	—	64,359
Total assets	$433,690	$503,597

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities
Current portion of long-term debt	$5,769	$5,687
Current portion of operating lease liabilities	5,469	—
Accounts payable	27,578	35,331
Accrued compensation and employee benefits	10,325	12,154
Accrued interest	1	89
Other current liabilities	14,307	13,923
Current liabilities held for sale	—	18,679
Total current liabilities	63,449	85,863
Long-term debt	384,170	386,101
Long-term operating lease liabilities	25,567	—
Deferred income taxes	10,002	17,613
Other long-term liabilities	15,409	19,506
Noncurrent liabilities held for sale	—	2,297
Total liabilities	498,597	511,380

Commitments and contingencies (Note 17)

Shareholders’ (Deficit) Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 43,090 shares issued and outstanding at September 27, 2019, including 843 shares declared on August 1, 2019 and issued on October 1, 2019, and 40,612 shares issued and outstanding at December 31, 2018, including 794 shares declared on November 1, 2018 and issued on January 1, 2019)	43,090	40,612
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized; issued and outstanding: 28,413,351 shares at September 27, 2019 and 27,394,978 shares at December 31, 2018)	3	3
Additional paid-in capital	155,138	155,533
Retained deficit	(232,923)	(180,360)
Accumulated other comprehensive loss	(30,215)	(23,571)
Total shareholders’ (deficit) equity	(64,907)	(7,783)
Total liabilities and shareholders’ (deficit) equity	$433,690	$503,597
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended
Includes cash flow activities from both continuing and discontinued operations	September 27, 2019	September 28, 2018
Cash flows from operating activities
Net loss	$(53,339)	$(5,451)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	19,996	20,415
Amortization of intangible assets	8,787	11,242
Amortization of deferred financing costs and debt discount	2,211	2,199
Non-cash operating lease expense	6,193	—
Equity income	(167)	(903)
Deferred income taxes	(6,684)	(2,580)
Loss on disposals of property, plant and equipment - net	14	154
Non-cash impact of business divestitures and dissolutions	(1,050)	—
Non-cash impairment charge	20,597	—
Dividends from joint venture	728	—
Share-based compensation	2,609	1,728
Net increase (decrease) in cash, net of acquisitions and dispositions, due to changes in:
Accounts receivable	1,919	(5,155)
Inventories	2,686	4,368
Other current assets	(1,029)	811
Accounts payable	(9,462)	(506)
Accrued compensation and employee benefits	(2,702)	(689)
Accrued interest	(88)	(194)
Accrued income taxes	(115)	(3,548)
Operating lease liabilities, net	(5,923)	—
Other - net	(996)	(1,876)
Total adjustments	37,524	25,466
Net cash (used in) provided by operating activities	(15,815)	20,015
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	1,145	202
Payments for property, plant and equipment	(8,743)	(9,636)
Proceeds from divestiture, net of cash divested and liabilities assumed by buyer	75,021	—
Acquisition of business, net of cash acquired	(11,000)	—
Acquisitions of patents	(32)	(44)
Net cash provided by (used in) investing activities	56,391	(9,478)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended
Includes cash flow activities from both continuing and discontinued operations	September 27, 2019	September 28, 2018
Cash flows from financing activities
Payments of deferred financing costs	(331)	(609)
Payments of First and Second Lien term loans	(2,325)	(4,825)
Proceeds from other long-term debt	3,298	3,314
Payments of other long-term debt	(4,585)	(5,358)
Payments of finance lease obligation	(246)	—
Value added tax paid from building sale	(707)	—
Other financing activities - net	(627)	(14)
Net cash used in financing activities	(5,523)	(7,492)
Effect of exchange rate changes on cash and cash equivalents	(527)	(562)
Net increase in cash and cash equivalents	34,526	2,483
Cash and cash equivalents, beginning of period	58,169	48,887
Cash and cash equivalents, end of period	$92,695	$51,370

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$22,664	$22,772
Income taxes, net of refunds	$3,040	$3,454
Acquisition-related transaction costs used in operating activities	$373	$—
Divestiture-related transaction costs used in operating activities	$3,380	$—
Non-cash lease activities:
Right-of-use operating assets obtained in exchange for operating lease obligations	$3,113	$—
Right-of-use finance assets obtained in exchange for finance lease obligations	$442	$—
Non-cash investing activities:
Property, plant and equipment acquired through additional liabilities	$423	$1,005
Non-cash financing activities:
Non-cash preferred stock created from dividends declared	$2,478	$2,289
Exchange of preferred stock for common stock of Jason Industries, Inc.	$—	$12,136
Debt and pension liability assumed by buyer with divestiture	$2,206	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ (Deficit) Equity
(In thousands) (Unaudited)

For the three months ended September 27, 2019:	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' (Deficit) Equity
Balance at June 28, 2019	$42,247	$3	$155,096	$(199,756)	$(25,705)	$(28,115)
Dividends declared	843	—	(845)	—	—	(2)
Share-based compensation	—	—	939	—	—	939
Tax withholding related to vesting of restricted stock units	—	—	(52)	—	—	(52)
Net loss	—	—	—	(33,167)	—	(33,167)
Employee retirement plan adjustments, net of tax	—	—	—	—	15	15
Foreign currency translation adjustments	—	—	—	—	(4,556)	(4,556)
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	31	31
Balance at September 27, 2019	$43,090	$3	$155,138	$(232,923)	$(30,215)	$(64,907)

For the three months ended September 28, 2018:	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' (Deficit) Equity
Balance at June 29, 2018	$39,040	$3	$155,185	$(168,193)	$(20,763)	$5,272
Dividends declared	778	—	(781)	—	—	(3)
Share-based compensation	—	—	944	—	—	944
Net loss	—	—	—	(4,458)	—	(4,458)
Employee retirement plan adjustments, net of tax	—	—	—	—	4	4
Foreign currency translation adjustments	—	—	—	—	(879)	(879)
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	185	185
Balance at September 28, 2018	$39,818	$3	$155,348	$(172,651)	$(21,453)	$1,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ (Deficit) Equity
(In thousands) (Unaudited)

For the nine months ended September 27, 2019:	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficit) Equity
Balance at December 31, 2018	$40,612	$3	$155,533	$(180,360)	$(23,571)	$(7,783)
Cumulative impact of accounting changes	—	—	—	776	—	776
Dividends declared	2,478	—	(2,485)	—	—	(7)
Share-based compensation	—	—	2,609	—	—	2,609
Tax withholding related to vesting of restricted stock units	—	—	(519)	—	—	(519)
Net loss	—	—	—	(53,339)	—	(53,339)
Employee retirement plan adjustments, net of tax	—	—	—	—	45	45
Foreign currency translation adjustments	—	—	—	—	(5,170)	(5,170)
Net changes in unrealized losses on cash flow hedges, net of tax	—	—	—	—	(1,519)	(1,519)
Balance at September 27, 2019	$43,090	$3	$155,138	$(232,923)	$(30,215)	$(64,907)

For the nine months ended September 28, 2018:	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficit) Equity
Balance at December 31, 2017	$49,665	$3	$143,788	$(167,710)	$(20,062)	$5,684
Cumulative impact of accounting changes	—	—	—	510	(126)	384
Dividends declared	2,289	—	(2,297)	—	—	(8)
Share-based compensation	—	—	1,728	—	—	1,728
Tax withholding related to vesting of restricted stock units	—	—	(7)	—	—	(7)
Net loss	—	—	—	(5,451)	—	(5,451)
Employee retirement plan adjustments, net of tax	—	—	—	—	13	13
Foreign currency translation adjustments	—	—	—	—	(3,473)	(3,473)
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	2,195	2,195
Exchange of preferred stock for common stock of Jason Industries, Inc.	(12,136)	—	12,136	—	—	—
Balance at September 28, 2018	$39,818	$3	$155,348	$(172,651)	$(21,453)	$1,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

1.	Description of Business and Basis of Presentation
Description of Business
Jason Industries, Inc. (“Jason Industries”), including its subsidiaries (collectively, the “Company”), is a global industrial manufacturing company. In the first quarter of 2019, as part of a review of the Company’s organizational structure, the Company made certain strategic leadership changes which required a reassessment of reportable segments. Based on this evaluation, the Company changed how it makes operating decisions, assesses performance of the business, and allocates resources. As a result of the evaluation, the Company reduced the number of operating and reportable segments from four to three: industrial, engineered components, and fiber solutions. The prior year segment disclosures have been updated to conform with current year presentation.
The Company operates in the United States and 13 foreign countries. The Company’s industrial segment, formerly the finishing segment, focuses on the production of industrial brushes, polishing buffs and compounds, abrasives, and roller technology products that are used in a broad range of industrial and infrastructure applications. The engineered components segment, the combined former seating and components segments, designs, engineers, and manufactures seating, safety and filtration products used in heavy industry (construction, agriculture, and material handling), turf care, power sports, rail and general industrial applications. The fiber solutions segment, formerly the acoustics segment, manufactured technical, non-woven fiber-based acoustical, thermal, and structural products serving automotive and other end markets.
During the third quarter of 2019, the Company determined that the North American fiber solutions business met the criteria to be classified as a discontinued operation. As a result, the Company's prior period results of operations, financial position and notes to financial statements have been recast to be presented on a continuing operations basis, except where noted. The assets and liabilities of the North American fiber solutions business have been presented as held for sale for periods prior to the sale. On August 30, 2019, the Company completed the divestiture of its North American fiber solutions business.
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
Recently issued accounting standards
Accounting standards adopted in the current fiscal year
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes new accounting and disclosure requirements for leases. See Note 8, “Leases” for further discussion regarding the adoption of this standard.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 broadens the scope of financial and nonfinancial strategies eligible for hedge accounting and makes certain targeted improvements to simplify the application of hedge accounting guidance. In addition, the standard amends the presentation and disclosure requirements for hedges and is intended to more closely align the hedge accounting guidance with a company’s risk management strategies. The Company adopted ASU 2017-12 effective January 1, 2019. The adoption of this guidance did not have any impact on the Company’s condensed consolidated financial statements or the related disclosures within the accompanying notes.
Accounting standards to be adopted in future fiscal periods
In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). ASU 2018-14 modifies certain disclosure requirements for pension and other postretirement plans, such as eliminating requirements to disclose the amounts in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost over the next fiscal year and the impact that a 1% increase or decrease in the medical trend rate would have on the accumulated postretirement benefit obligation. The standard is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. As the scope of ASU 2018-14 is limited to only financial disclosure requirements, the standard will not have an impact on the Company’s condensed consolidated financial statements. The Company is currently assessing the impact that this standard will have on the employee benefit plan disclosures within the notes to the annual consolidated financial statements, as well as the planned timing of adoption.

2.	Revision of Previously Reported Financial Information
During the first quarter of 2019, the Company identified an error in the income tax provision and deferred income taxes as of and for the year ended December 31, 2018. As a result of this error, the Company restated its consolidated financial statements as of and for the year ended December 31, 2018 on Form 10-K/A. See the Form 10-K/A for additional details regarding the error.
As a result of this error, the Company’s previously reported tax provision for the three and nine months ended September 28, 2018 was overstated by $1.1 million and $1.5 million, respectively, within the condensed consolidated statement of operations. While the impact of this error is not material to the previously reported quarterly interim periods, the Company has revised its condensed consolidated financial statements for the three and nine months ended September 28, 2018 included herein to reflect the correction of this error. Amounts throughout the condensed consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The impact of the required correction to the condensed consolidated statement of operations and comprehensive (loss) income were as follows:

	Three Months Ended September 28, 2018
	As Reported (1)	Adjustments	As Revised
Tax benefit	$(381)	$(1,054)	$(1,435)
Net loss from continuing operations	$(5,338)	$1,054	$(4,284)
Net loss	$(5,512)	$1,054	$(4,458)
Net loss allocable to common shareholders of Jason Industries	$(6,293)	$1,054	$(5,239)

Net loss per share allocable to common shareholders of Jason Industries:
Basic and diluted from continuing operations	$(0.22)	$0.04	$(0.18)

Comprehensive loss	$(6,202)	1,054	$(5,148)

	Nine Months Ended September 28, 2018
	As Reported (1)	Adjustments	As Revised
Tax benefit	$(1,306)	$(1,467)	$(2,773)
Net loss from continuing operations	$(11,005)	$1,467	$(9,538)
Net loss	$(6,918)	$1,467	$(5,451)
Net loss allocable to common shareholders of Jason Industries	$(10,192)	$1,467	$(8,725)

Net loss per share allocable to common shareholders of Jason Industries:
Basic and diluted from continuing operations	$(0.52)	$0.06	(0.46)

Comprehensive loss	$(8,183)	1,467	$(6,716)
(1)The previously reported balances have been adjusted to conform to results from continuing operations due to the sale of the former North American fiber solutions business. Refer to Note 3, “Discontinued Operations” for further discussion on the transaction completed in the third quarter of 2019.
The above corrections did not impact total net cash provided by (used in) operating, investing or financing activities within the condensed consolidated statements of cash flows for any previous period. Other than the adjustments to net loss for the three and nine months ended September 28, 2018, as described above, which impacted recorded retained deficit and total shareholders’ deficit, there were no other impacts to the condensed consolidated statement of shareholders’ (deficit) equity. There was no impact to the Company’s previously reported “segment” Adjusted EBITDA for the three and nine months ended September 28, 2018.

3.	Discontinued Operations
On August 30, 2019, the Company completed the sale of its North American fiber solutions business to ACR II Motus Integrated Technologies Cooperatief U.A., Motus Pivot MX Holding B.V, Motus Pivot Holding B.V. and Motus Pivot Inc. (collectively, the “Motus Group”), pursuant to an agreement dated as of August 11, 2019, by and between two subsidiaries of the Company and the Motus Group (the “Sale Agreement”), for a purchase price of $85.0 million, subject to certain adjustments as set forth in the Sale Agreement (the “Transaction”). The purchase price was reduced by $5 million due to the outcome of certain commercial activities for which the measurement period ended on October 31, 2019. The purchase price is also subject to a net working capital adjustment to be settled within 110 days of the closing date.

The following table summarizes the cash received from the sale of the North American fiber solutions business before transaction costs, income taxes and certain retained liabilities:

Base purchase price	$85,000
Less: contingent purchase price not earned	(5,000)
Less: debt and pension liabilities assumed by the Motus Group	(2,206)
Plus: preliminary working capital surplus	5
Plus: excess cash at closing	1,394
Adjusted purchase price	79,193
Less: cash divested	(3,894)
Less: consideration held in escrow and closing balance sheet adjustments	(278)
Sale proceeds from divestiture, net of cash divested and liabilities assumed by buyer	$75,021
Total divestiture-related costs for the sale of the North American fiber solutions business were $5.2 million, of which $0.5 million is non-cash share-based compensation expense. Of the remaining cash transaction expenses, $3.4 million has been paid as of September 27, 2019. Of the divestiture-related costs, $3.0 million were deemed to be direct costs of the sale and were included as a component of the loss on divestiture within net loss from discontinued operations. The remaining costs related to retention agreements with key personnel and other professional related costs which are included within selling and administrative expenses and termination benefits with the former general manager of the business which are included within restructuring, both within net loss from discontinued operations.
The divestiture reduced the Company’s automotive market exposure, increased its liquidity, and simplified its portfolio of businesses. In addition, the simplified portfolio will allow the Company to invest in and focus on margin expansion and growth in the engineered components and industrial segments.
The Company determined that the North American fiber solutions business met the criteria to be classified as a discontinued operation. As a result, the historical results of the North American fiber solutions business are reflected in the Company’s condensed consolidated financial statements as a discontinued operation and the assets and liabilities of the North American fiber solutions business have been retrospectively reclassified as assets and liabilities held for sale.
The following table summarizes the results of the North American fiber solutions business reclassified as discontinued operations for both the three and nine months ended September 27, 2019 and September 28, 2018. As the North American fiber solutions business sale occurred on August 30, 2019, there are only two months of North American fiber solutions business results included in the three months ended September 27, 2019 and only eight months of North American fiber solutions business results included in the nine months ended September 27, 2019.

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net sales	$21,280	$38,266	$90,516	$125,533
Cost of goods sold	18,456	32,256	77,781	104,207
Gross profit	2,824	6,010	12,735	21,326
Selling and administrative expenses	3,781	4,345	11,538	13,209
(Gain) loss on disposals of property, plant and equipment - net	(8)	(3)	(4)	60
Restructuring	735	887	1,003	2,006
(Loss) income from operations	(1,684)	781	198	6,051
Interest expense	(12)	(22)	(47)	(69)
Loss on divestiture	(1,912)	—	(2,492)	—
Other income (loss) - net	16	—	(10)	—
(Loss) income before income taxes	(3,592)	759	(2,351)	5,982
Tax (benefit) provision	(471)	933	1,779	1,895
Net (loss) income from discontinued operations, net of tax	$(3,121)	$(174)	$(4,130)	$4,087

The following table summarizes the major classes of assets and liabilities of the North American fiber solutions business classified as held for sale as of December 31, 2018.

December 31, 2018
Assets
Current assets
Cash and cash equivalents	$11,712
Accounts receivable - net	19,234
Inventories - net	8,120
Other current assets	6,615
Total current assets held for sale	45,681
Property, plant and equipment - net	43,960
Other intangible assets - net	20,083
Other assets - net	316
Total noncurrent assets held for sale	64,359
Total assets held for sale	$110,040

Liabilities
Current liabilities
Current portion of long-term debt	$857
Accounts payable	12,166
Accrued compensation and employee benefits	2,298
Other current liabilities	3,358
Total current liabilities held for sale	18,679
Long-term debt	1,143
Deferred income taxes	112
Other long-term liabilities	1,042
Total noncurrent liabilities held for sale	2,297
Total liabilities held for sale	$20,976
The current portion of long-term debt and long-term debt which were assumed by the Buyer with the divestiture relates to foreign debt previously held in Mexico.
The following table summarizes significant cash flow disclosures for the North American fiber solutions business for the nine months ended September 27, 2019 and September 28, 2018.

	Nine Months Ended
	September 27, 2019	September 28, 2018
Depreciation	$5,123	$6,544
Amortization of intangible assets	$1,094	$1,415
Non-cash operating lease expense	$1,577	$—
Payments for property, plant and equipment	$(1,547)	$(3,265)
Non-cash impact of business divestitures and dissolutions	$(192)	$—
Debt and pension liability assumed by buyer with divestiture	$2,206	$—

4.	Acquisition
On April 1, 2019, the Company acquired all of the outstanding shares of Schaffner Manufacturing Company, Inc. (“Schaffner”). Schaffner is a North American manufacturer of high-quality polishing and finishing products. These products are manufactured and distributed by the industrial segment. Through the acquisition of Schaffner, the Company expanded its

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

polishing product line offerings within North America. Upon finalization of working capital adjustments and other settlement items, the purchase price was $11.0 million, net of $0.2 million of cash acquired, all of which has been paid as of September 27, 2019. The related purchase agreement includes customary representations, warranties and covenants between the named parties.
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
The Company has recorded a preliminary allocation of the purchase price for tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the April 1, 2019 acquisition date. The preliminary purchase price allocation is as follows:

Preliminary Purchase Price Allocation
Accounts receivable	$2,415
Inventories	3,334
Other current assets	18
Property, plant and equipment	2,299
Right-of-use operating lease assets	222
Goodwill	2,078
Other intangible assets	2,670
Current liabilities	(1,911)
Other long-term liabilities	(125)
Total purchase price	$11,000
The preliminary purchase price allocation resulted in goodwill of $2.1 million in the industrial segment, all of which is deductible for tax purposes. Goodwill generated from Schaffner is primarily attributable to expected synergies from leveraging the industrial segment’s global distribution and sales network and cross-selling of Schaffner’s product portfolio to the industrial segment’s customer base. The preliminary allocation of the purchase price is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets are based on preliminary valuations and are subject to adjustments to reflect the final valuations.
The preliminary values allocated to other intangible assets - net and the weighted average useful lives are as follows:

	Gross Carrying Amount	Weighted Average Useful Life (years)
Customer relationships	$1,750	10
Trademarks	400	1
Non-compete agreements	520	5
	$2,670
The Company recognized $0.4 million of acquisition-related transaction costs that were expensed in the nine months ended September 27, 2019. These costs are included in the consolidated statements of operations as “Selling and administrative expenses”.
During the three and nine months ended September 27, 2019, $4.4 million and $9.7 million of net sales from Schaffner were included in the Company’s consolidated statements of operations, respectively. Pro forma historical results of operations related to the acquisition of Schaffner have not been presented as they are not material to the Company’s condensed consolidated statements of operations.

5.	Net Sales
The industrial segment operates principally as a provider of industrial brushes, polishing buffs and compounds, abrasives and roller technology products that are used in a broad range of industrial and infrastructure applications. The Company typically sells products within this business under purchase orders through both direct to customer and distribution sales channels. The Company generally transfers control and recognizes net sales when the product is shipped to the customer. Within the industrial segment, there are certain custom products for customers with minimum stocking agreements for which the Company recognizes net sales over time. Revenue from products transferred to customers over time accounted for less than 1% of industrial net sales for both the three and nine months ended September 27, 2019 and September 28, 2018.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The engineered components segment operates principally as a seating and component supplier to Original Equipment Manufacturers (“OEM”) within the lawn and turf care, agriculture, construction, material handling, power sports, rail and general industrial markets. The Company sells products within this business under both purchase orders and contracts for custom products primarily through the direct to customer sales channel. The Company transfers control and recognizes net sales at a point in time upon shipment to the customer under these contracts.
The Company disaggregates net sales by geography based on the country of origin of the final sale with the external customer. In certain cases the products may be manufactured in other countries at facilities within the Company’s global network. The following table summarizes net sales disaggregated by geography and reportable segment:

	Three Months Ended September 27, 2019			Three Months Ended September 28, 2018
	Industrial	Engineered Components	Total	Industrial	Engineered Components	Total
United States	$19,175	$36,660	$55,835	$16,868	$54,899	$71,767
Europe	26,327	—	26,327	30,749	1,114	31,863
Mexico	2,315	—	2,315	2,453	—	2,453
Other	1,042	91	1,133	946	—	946
Total	$48,859	$36,751	$85,610	$51,016	$56,013	$107,029

	Nine Months Ended September 27, 2019			Nine Months Ended September 28, 2018
	Industrial	Engineered Components	Total	Industrial	Engineered Components	Total
United States	$58,736	$142,801	$201,537	$52,649	$190,247	$242,896
Europe	84,744	—	84,744	98,304	4,745	103,049
Mexico	7,065	—	7,065	6,523	—	6,523
Other	3,044	264	3,308	2,972	—	2,972
Total	$153,589	$143,065	$296,654	$160,448	$194,992	$355,440
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

	Three Months Ended September 27, 2019			Three Months Ended September 28, 2018
	Industrial	Engineered Components	Total	Industrial	Engineered Components	Total
Direct	$28,312	$35,110	$63,422	$27,175	$53,762	$80,937
Distribution	20,547	1,641	22,188	23,841	2,251	26,092
Total	$48,859	$36,751	$85,610	$51,016	$56,013	$107,029

	Nine Months Ended September 27, 2019			Nine Months Ended September 28, 2018
	Industrial	Engineered Components	Total	Industrial	Engineered Components	Total
Direct	$86,071	$137,754	$223,825	$87,387	$189,416	$276,803
Distribution	67,518	5,311	72,829	73,061	5,576	78,637
Total	$153,589	$143,065	$296,654	$160,448	$194,992	$355,440

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

6.	Restructuring Costs
On March 1, 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program (the “2016 program”). The 2016 program, as used herein, refers to costs related to various restructuring activities across business segments. This includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities were ongoing throughout fiscal 2016, 2017, 2018 and the six months ended June 28, 2019 and were considered substantially complete as of June 28, 2019. As the 2016 program was deemed to be complete for identification of new actions as of December 31, 2018, all costs incurred during 2019 under the program related to completion of actions previously identified prior to closure of the program.
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
2016 Program
The following table presents the restructuring costs recognized by the Company under the 2016 program by reportable segment. The other costs incurred under the 2016 program for the nine months ended September 27, 2019 primarily include charges related to the closure of a U.K. plant within the engineered components segment. The other costs incurred under the 2016 program for the nine months ended September 28, 2018 primarily include charges related to the consolidation of two U.S. plants within the engineered components segment. The Company did not incur any costs under the 2016 program during the three months ended September 27, 2019. The 2016 program is considered complete and no additional costs are expected to be incurred for the remainder of 2019.

2016 Program	Industrial	Engineered Components	Corporate	Total
Restructuring charges - nine months ended September 27, 2019:
Severance costs	$(35)	$31	$164	$160
Lease termination costs (1)	—	—	—	—
Other costs	40	1,356	—	1,396
Total	$5	$1,387	$164	$1,556

Restructuring charges - three months ended September 28, 2018:
Severance costs	$(7)	$81	$—	$74
Lease termination costs (1)	(25)	—	—	(25)
Other costs	219	30	—	249
Total	$187	$111	$—	$298

Restructuring charges - nine months ended September 28, 2018:
Severance costs	$12	$389	$—	$401
Lease termination costs (1)	10	—	—	10
Other costs	94	740	—	834
Total	$116	$1,129	$—	$1,245

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table presents the cumulative restructuring costs recognized by the Company under the 2016 program by reportable segment. The 2016 program began in the first quarter of 2016 and as such, the cumulative restructuring charges represent the cumulative charges incurred since the inception of the 2016 program through completion in June 2019.

2016 Program	Industrial	Engineered Components	Corporate	Total
Cumulative restructuring charges - period ended September 27, 2019:
Severance costs	$4,744	$973	$752	$6,469
Lease termination costs (1)	428	—	—	428
Other costs	2,443	4,023	—	6,466
Total	$7,615	$4,996	$752	$13,363
The following table represents the restructuring liabilities under the 2016 program:

	Severance costs	Lease termination costs (1)	Other costs	Total
Balance - December 31, 2018	$457	$—	$24	$481
Current period restructuring charges	160	—	1,396	1,556
Cash payments	(615)	—	(1,416)	(2,031)
Foreign currency translation adjustments	(2)	—	(4)	(6)
Balance - September 27, 2019	$—	$—	$—	$—

	Severance costs	Lease termination costs (1)	Other costs	Total
Balance - December 31, 2017	$907	$76	$904	$1,887
Current period restructuring charges	401	10	834	1,245
Cash payments	(815)	(70)	(1,426)	(2,311)
Foreign currency translations adjustments	(35)	(2)	(42)	(79)
Balance - September 28, 2018	$458	$14	$270	$742
(1)Commencing on January 1, 2019, the Company recognizes lease termination costs in accordance with Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”) which addresses termination costs related to both financing and operating lease obligations. Prior to January 1, 2019, the Company recognized such costs in accordance with ASC 420, “Exit and Disposal Cost Obligations” related to operating leases. Prior period results continue to be reported under the accounting standards in effect for those periods.
At December 31, 2018, the restructuring liabilities related to the 2016 program severance costs were classified as accrued compensation and employee benefits and the other costs were classified as other current liabilities on the condensed consolidated balance sheets. At December 31, 2018, the accrual for other costs primarily relates to the consolidation of two U.S. plants within the engineered components segment.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Other Restructuring Actions
The following table presents the restructuring costs recognized by the Company for other restructuring actions by reportable segment. Based on the actions identified to date, the Company expects to incur other restructuring costs of approximately $1.2 million. During the three and nine months ended September 27, 2019, other costs included costs to consolidate a Schaffner facility in the industrial segment and costs to vacate a distribution facility in the engineered components segment.

Other Restructuring Actions	Industrial	Engineered Components	Corporate	Total
Restructuring charges - three months ended September 27, 2019:
Severance costs	$439	$25	$—	$464
Other costs	360	453	—	813
Total	$799	$478	$—	$1,277

Restructuring charges - nine months ended September 27, 2019:
Severance costs	$1,374	$25	$—	$1,399
Other costs	363	477	—	840
Total	$1,737	$502	$—	$2,239
The following table represents the restructuring liabilities:

	Severance costs	Other costs	Total
Balance - December 31, 2018	$—	$—	$—
Current period restructuring charges	1,399	840	2,239
Cash payments	(633)	(839)	(1,472)
Foreign currency translation adjustments	(20)	—	(20)
Balance - September 27, 2019	$746	$1	$747
At September 27, 2019, the restructuring liabilities for severance costs were classified as accrued compensation and employee benefits on the condensed consolidated balance sheet.

7.	Inventories
Inventories consisted of the following:

	September 27, 2019	December 31, 2018
Raw material	$28,254	$27,187
Work-in-process	2,477	2,542
Finished goods	24,704	25,898
Total inventories	$55,435	$55,627

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

8.	Leases
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
Under the modified retrospective approach for the adoption of ASC 842, the adoption resulted in the recording of a right-of-use (“ROU”) asset of $28.4 million and a lease liability of $30.9 million within the condensed consolidated balance sheet on January 1, 2019. The difference between the ROU asset and lease liability on the date of adoption relates to the reclassification of $2.3 million of certain previously recorded deferred rent balances to the ROU asset.
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
Finance and Operating Lease Obligations
The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office, warehouse and manufacturing facilities and non-real estate leases generally include office equipment, manufacturing machinery, vehicles and other transportation equipment. The Company’s leases have remaining lease terms of less than 1 year to 13 years. Many of the leases include provisions that enable the Company to renew the lease, and a number of leases are subject to various escalation clauses. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the ROU asset and lease liability. Operating lease ROU assets and lease liabilities are recorded on the balance sheet on the date the Company takes possession of the leased assets with expense recognized on a straight-line basis over the lease term. Leases with an estimated total term of 12 months or less are not recorded on the balance sheet and the lease expense is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The Company’s components of lease expense was as follows:

	Three Months Ended	Nine Months Ended
	September 27, 2019	September 27, 2019
Finance lease expense:
Depreciation of right-of-use assets	$36	$82
Interest on lease liabilities	11	32
Operating lease expense	1,876	5,745
Other lease expense	20	(23)
Total	$1,943	$5,836
Based on the nature of the ROU asset, depreciation of finance right-of-use assets, operating lease expense and other lease expense are recorded within either cost of goods sold or selling and administrative expenses while interest on finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations. Other lease expense includes lease expense for leases with an estimated total term of 12 months or less and variable lease expense related to variations in lease payments as a result of a change in factors or circumstances occurring after the lease possession date.
The Company’s balance sheet information related to leases was as follows:

September 27, 2019
Finance Leases
Property, plant and equipment - net	$443

Current portion of long-term debt	$442
Long-term debt	277
Total finance lease liabilities	$719

Operating Leases
Right-of-use operating lease assets	$28,585

Current portion of operating lease liabilities	$5,469
Long-term operating lease liabilities	25,567
Total operating lease liabilities	$31,036
Other information related to the Company’s leases was as follows:

September 27, 2019
Weighted-average remaining lease term (in years)
Finance leases	3.79
Operating leases	9.88
Weighted-average discount rate
Finance leases	6.9%
Operating leases	7.1%

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 27, 2019 are as follows:

	Continuing Operations	Discontinued Operations	Total
Operating cash flows from finance leases	$26	$3	$29
Operating cash flows from operating leases	$5,977	$2,310	$8,287
Financing cash flows from finance leases	$238	$8	$246
Future minimum lease payments required under finance and operating leases for each of the 12-month rolling periods below in effect at September 27, 2019 are as follows:

	Finance Leases	Operating Leases
October 2019 to September 2020	$475	$7,397
October 2020 to September 2021	101	5,823
October 2021 to September 2022	85	4,406
October 2022 to September 2023	71	3,637
October 2023 to September 2024	47	3,270
Thereafter	—	16,803
Total future undiscounted lease payments	779	41,336
Less: imputed interest	(60)	(10,300)
Total lease obligations	$719	$31,036
As of September 27, 2019, the operating leases that the Company signed but have not yet commenced are immaterial.
Future minimum lease payments required under long-term operating leases in effect at December 31, 2018 were as follows:

2019	$7,403
2020	5,868
2021	4,519
2022	3,515
2023	3,015
Thereafter	16,324
$40,644
Total rental expense under operating leases was $7.6 million and $7.9 million for the years ended December 31, 2018 and December 31, 2017, respectively.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

9.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, all of which is within the Company’s industrial segment, was as follows:

Balance as of December 31, 2018	$44,065
Foreign currency impact	(1,032)
Acquisitions (1)	2,078
Balance as of September 27, 2019	$45,111
(1)Refer to Note 4, “Acquisition” for further discussion on the acquisition completed in the second quarter of 2019.
The Company’s other intangible assets - net consisted of the following:

	September 27, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,061	$(1,278)	$783	$2,038	$(1,018)	$1,020
Customer relationships	76,920	(30,978)	45,942	90,825	(26,220)	64,605
Trademarks and other intangibles	37,298	(14,019)	23,279	42,544	(11,723)	30,821
Total other intangible assets - net	$116,279	$(46,275)	$70,004	$135,407	$(38,961)	$96,446
Long-lived assets, including amortizable intangible assets, are evaluated for potential impairment whenever events or circumstances indicate that carrying value may not be recoverable. During the third quarter of 2019, a triggering event was identified due to sustained sales and profitability declines within a business in the engineered components segment, which resulted in the Company performing an analysis to assess long-lived assets of the asset group for impairment. The estimated fair value of the long-lived assets was determined using a probability weighted approach using both discounted cash flow projections based on future financial performance and a market approach. The fair value determination is categorized as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. As a result of this analysis, non-cash impairment charges of $14.9 million and $5.7 million were recorded for customer relationship and trademark intangible assets, respectively, in the engineered components segment during the third quarter of 2019. These intangible asset impairment charges are recorded as impairment charges in the condensed consolidated statements of operations and as a reduction of the gross carrying amount of the other intangible assets - net in the condensed consolidated balance sheets.
Amortization of intangible assets was $2.6 million and $2.5 million for the three months ended September 27, 2019 and September 28, 2018, respectively. Amortization of intangible assets was $7.6 million and $9.9 million for the nine months ended September 27, 2019 and September 28, 2018, respectively. Included within amortization expense for the nine months ended September 28, 2018, was $2.3 million of accelerated amortization expense in the engineered components segment related to the exit from non-core product lines for smart utility meter subassemblies in 2018. Included within the table below is the impact of amortization resulting from the Schaffner acquisition on April 1, 2019. Excluding the impact of any future acquisitions, the Company anticipates the annual amortization for the current full fiscal year and each of the four subsequent fiscal years and thereafter to be the following:

2019	$9,830
2020	8,185
2021	7,943
2022	7,770
2023	7,761
Thereafter	37,031
$78,520

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

10.	Debt and Hedging Instruments
The Company’s debt consisted of the following:

	September 27, 2019	December 31, 2018
First Lien Term Loans	$290,215	$292,540
Second Lien Term Loans	89,887	89,887
Debt discount on Term Loans	(1,982)	(2,669)
Deferred financing costs on Term Loans	(2,928)	(4,052)
Foreign debt	14,015	15,469
Finance lease obligations and other debt (1)	732	613
Total debt	389,939	391,788
Less: Current portion (1)	(5,769)	(5,687)
Total Long-Term Debt	$384,170	$386,101
(1)Subsequent to January 1, 2019, the Company recognizes and measures new or modified leases in accordance with ASC 842. Prior to January 1, 2019, the Company recognized and measured leases in accordance with ASC 840, “Leases” and prior period results continue to be reported under the accounting standards in effect for those periods. See Note 8, “Leases” for further information.
Senior Secured Credit Facilities
As of September 27, 2019, the Company’s U.S. credit facility (the “Senior Secured Credit Facilities”) included (i) term loans in an aggregate principal amount of $310.0 million (“First Lien Term Loans”) maturing June 30, 2021, of which $290.2 million is outstanding, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing June 30, 2022, of which $89.9 million is outstanding, and (iii) a revolving loan of up to $25.5 million (“Revolving Credit Facility”) maturing December 31, 2020. During the second quarter of 2019, the Company amended its Revolving Credit Facility to extend the maturity date to December 31, 2020. The amendment reduced the borrowing capacity from $30.0 million to $25.5 million. In connection with the amendment, the Company paid deferred financing costs of $0.3 million which have been recorded within other assets - net within the condensed consolidated balance sheets.
The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to $0.8 million, with the balance payable at maturity. At the Company’s election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.50% or (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings are subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility may be subject to adjustment based upon Jason Incorporated’s (an indirect wholly-owned subsidiary of the Company) consolidated first lien net leverage ratio. At September 27, 2019, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 6.8% and 10.3%, respectively.
Under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations (letters of credit in excess of $5.0 million) exceeds $10.0 million at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries (as defined in the Senior Secured Credit Facilities) will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 4.50 to 1.00, with a decrease to 4.25 to 1.00 on December 31, 2019 and a decrease to 4.00 to 1.00 on June 26, 2020 and thereafter. If such outstanding amounts do not exceed $10.0 million at the end of any fiscal quarter, no financial covenants are applicable. The consolidated first lien net leverage ratio at September 27, 2019 was 6.62 to 1.00; therefore, borrowings under the Revolving Credit Facility is limited to a total of $10.0 million, which includes letters of credit in excess of $5.0 million. At September 27, 2019, the Company had letters of credit outstanding of $4.7 million and had no outstanding borrowings under the Revolving Credit Facility.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Under the Senior Secured Credit Facilities, the Company is subject to mandatory excess cash flow prepayments if certain requirements are met. At September 27, 2019 and December 31, 2018, there was no required mandatory excess cash flow prepayment required under the Senior Secured Credit Facilities. Additionally, the Company is required to make mandatory prepayments resulting from non-ordinary course sales or other dispositions of assets, subject to certain exceptions and subject to customary reinvestment provisions. In connection with the August 30, 2019 sale of the North American fiber solutions business, the Company received net cash proceeds, as defined by the Senior Secured Credit Facilities, of $63.1 million. The Company intends to reinvest these net proceeds as permitted under the terms of the Senior Secured Credit Facilities. Permitted reinvestments include capital expenditures, repairs and maintenance and permitted acquisitions, if such reinvestments occur within twelve months following receipt of such net cash proceeds or within 180 days of a contractual commitment if such a commitment is made during the twelve month period. To the extent there are net cash proceeds that are not reinvested during the aforementioned period, a mandatory prepayment of debt is required.
The Senior Secured Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of Jason Incorporated and its Restricted Subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business, in each case, subject to certain limited exceptions. To comply with these covenants, Jason Incorporated and its Restricted Subsidiaries are limited in the amount of cash that can be distributed to Jason Industries, Inc. in the form of dividends, loans or other distributions. As of September 27, 2019, this limit was $17.0 million.
Foreign debt
The Company has the following foreign debt obligations, including various overdraft facilities and term loans:

	September 27, 2019	December 31, 2018
Germany	$13,481	$15,002
India	534	467
Total foreign debt	$14,015	$15,469
These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.2 million to $8.2 million and $0.1 million to $9.3 million as of September 27, 2019 and December 31, 2018, respectively. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and/or maximum leverage ratio, among others. The Company was in compliance with these covenants as of September 27, 2019.
The foreign debt obligations in Germany relate to term loans of $13.2 million at September 27, 2019 and $15.0 million at December 31, 2018. The German borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025.
Interest Rate Hedge Contracts
The Company is exposed to certain financial risks relating to fluctuations in interest rates. To manage exposure to such fluctuations, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at both September 27, 2019 and December 31, 2018. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps have an expiration date of June 30, 2020. For the three months ended September 27, 2019 and September 28, 2018, the Company recognized $0.1 million and $0.1 million of interest income, respectively, related to the Swaps. For the nine months ended September 27, 2019 and September 28, 2018, the Company recognized $0.9 million and $0.1 million of interest income, respectively, related to the Swaps. Based on current interest rates, the Company expects to recognize interest expense of $0.1 million related to the Swaps in the next 12 months.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was a net liability of $0.1 million at September 27, 2019 and a net asset of $1.9 million at December 31, 2018, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	September 27, 2019	December 31, 2018
Interest rate swaps:
Recorded in other current assets	$—	$1,325
Recorded in other assets - net	—	542
Recorded in other current liabilities	(143)	—
Total net (liability) asset derivatives designated as hedging instruments	$(143)	$1,867

11.	Share-Based Compensation
In 2014, the Company’s Board of Directors approved 3,473,435 shares of common stock to be reserved and authorized for issuance under the 2014 Omnibus Incentive Plan (the “2014 Plan”) to certain executive officers, senior management employees, and members of the Board of Directors. On February 27, 2018, the Company’s Board of Directors unanimously approved an amendment to the 2014 Plan to increase the number of authorized shares of common stock by 4,000,000 shares. At September 27, 2019, there were 1,252,915 shares of common stock that remained authorized and available for future grants.
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
The Company recognized the following share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Restricted stock units	$525	$742	$1,717	$1,252
Adjusted EBITDA vesting awards	(168)	104	108	308
Share-based compensation from continuing operations	357	846	1,825	1,560
Share-based compensation from discontinued operations	581	98	784	167
Total share-based compensation expense	$938	$944	$2,609	$1,727

Total income tax benefit recognized from continuing and discontinued operations	$210	$234	$513	$428
Share-based compensation expense from discontinued operations during the three and nine months ended September 27, 2019 includes $0.5 million of accelerated expense for 303,030 restricted and performance share units that vested upon the sale of the North American fiber solutions business.
As of September 27, 2019, total unrecognized compensation cost related to share-based compensation awards was approximately $3.4 million, which the Company expects to recognize over a weighted average period of approximately 1.6 years.
In connection with the vesting of RSUs previously granted by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the nine months ended September 27, 2019 and September 28, 2018, there were 392,115 and 2,837 shares, respectively, withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ (deficit) equity.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table sets forth the restricted and performance share unit activity:

			Performance Share Units
	Restricted Stock Units		Adjusted EBITDA Vesting Awards
	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2018	3,150	$2.89	908	$1.30
Granted	985	$1.36	705	$1.64
Issued	(1,487)	$2.60	(50)	$1.64
Deferred	126	$1.60	—	$—
Forfeited	(255)	$2.77	(77)	$1.52
Outstanding at September 27, 2019	2,519	$2.42	1,486	$1.44
Restricted Stock Units
As of September 27, 2019, there was $3.2 million of unrecognized share-based compensation expense related to 2,103,937 RSU awards, with a weighted-average grant date fair value of $2.05, that are expected to vest over a weighted-average period of 1.7 years. Included within the 2,518,736 RSU awards outstanding as of September 27, 2019 are 414,799 RSU awards for members of our Board of Directors which have vested and issuance of the shares has been deferred, with a weighted-average grant date fair value of $4.25.
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
In the third quarter of 2019, the Company lowered its estimated vesting of the performance share unit awards from 100% of target, or 613,000 shares, to an estimated vesting payout of 0%, or 0 shares, resulting in $0.1 million of share-based compensation income due to declines in projected profitability. As of September 27, 2019, there was no unrecognized compensation expense related to the Adjusted EBITDA based vesting performance share unit awards expected to be recognized in subsequent periods.
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
In the third quarter of 2019, the Company lowered its estimated vesting of the performance share unit awards from 100% of target, or 872,180 shares, to an estimated payout of 80%, or 697,744 shares, resulting in $0.1 million of share-based compensation income due to declines in profitability. As of September 27, 2019, there was $0.2 million of unrecognized share-based compensation expense related to cumulative Adjusted EBITDA based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 0.5 years.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

12.	Earnings per Share
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including public warrants, RSUs, performance share units and convertible preferred stock.
The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the anti-dilutive shares are as follows:

	Three Months Ended		Nine Months Ended
(share amounts in thousands)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Basic and diluted net (loss) income per share
Net loss per share from continuing operations	$(1.08)	$(0.18)	$(1.82)	$(0.46)
Net (loss) income per share from discontinued operations	(0.11)	(0.01)	(0.15)	0.15
Basic and diluted net loss per share	$(1.19)	$(0.19)	$(1.97)	$(0.32)

Numerator:
Net loss from continuing operations	$(30,046)	$(4,284)	$(49,209)	$(9,538)
Less: Accretion of dividends on preferred stock and redemption premium	845	781	2,485	3,274
Total net loss from continuing operations less accretion of dividends on preferred stock and redemption premium	(30,891)	(5,065)	(51,694)	(12,812)
Net (loss) income from discontinued operations, net of tax	(3,121)	(174)	(4,130)	4,087
Net loss allocable to common shareholders of Jason Industries	$(34,012)	$(5,239)	$(55,824)	$(8,725)

Denominator:
Basic and diluted weighted-average shares outstanding	28,632	27,683	28,348	27,565

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock (1)	154	13,994	9,329	13,994
Conversion of Series A 8% Perpetual Convertible Preferred (2)	3,473	3,212	3,407	3,222
Restricted stock units	2,839	3,119	2,780	2,052
Performance share units	1,573	1,305	1,374	1,309
Total	8,039	21,630	16,890	20,577
(1)Public warrants (“warrants”) consist of warrants to purchase shares of Jason Industries common stock which were previously quoted on Nasdaq under the symbol “JASNW” until their expiration on June 30, 2019. Each outstanding warrant entitled the holder to purchase one share of the Company’s common stock at a price of $12.00 per share.
(2)Includes the impact of 843 additional Series A Preferred Stock shares from a stock dividend declared on August 1, 2019 to be paid in additional shares of Series A Preferred Stock on October 1, 2019. The Company included the preferred stock within the condensed consolidated balance sheets as of the declaration date. Conversion is presented at the voluntary conversion ratio of approximately 81.18 common shares for each preferred share.
Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period. Performance share units are considered anti-dilutive if the performance targets upon which the issuance of the shares are contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Due to losses allocable to the Company’s common shareholders for each of the periods presented, potentially dilutive shares are excluded from the diluted net loss per share calculation because they were anti-dilutive under the treasury stock method, in accordance with ASC 260.

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
The effective tax rate was 13.5% and 25.1% for the three months ended September 27, 2019 and September 28, 2018, respectively. The effective tax rate was 9.9% and 22.5% for the nine months ended September 27, 2019 and September 28, 2018, respectively. The effective income tax rate for both 2019 and 2018 reflects the amount of taxable income or loss at the U.S. Federal statutory rate, taxable earnings or losses derived in foreign jurisdictions with tax rates that differ from the U.S. Federal statutory rate, the impact of the global intangible low taxed income (“GILTI”) and interest deduction limitation provisions contained in the Tax Cuts and Jobs Act (the “Tax Reform Act”), and discrete items including the impairment charge recorded in the engineered components segment for the three months ended September 27, 2019. The net discrete tax benefit was $3.3 million and $3.2 million for the three and nine months ended September 27, 2019, respectively. The net discrete tax benefit was $0.3 million and $0.9 million for the three and nine months ended September 28, 2018.
The amount of gross unrecognized tax benefits was $2.3 million and $2.1 million as of September 27, 2019 and December 31, 2018, respectively, all of which would reduce the Company’s effective tax rate if recognized.
In connection with the August 30, 2019 sale of the North American fiber solutions business, the Company recognized a $24.9 million taxable gain. The Company expects to use certain interest expense limitation carryovers and federal and state net operating loss carryovers to offset this gain. The Company does not expect to pay any significant U.S. taxes on the gain. As a result of the sale, the Company expects an insignificant amount of federal and state net operating loss carryforwards to be available to reduce future taxable earnings, and as a result, taxes payable in the future may be greater than they would have been in the absence of such sale.
During the next twelve months, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits will not change. The Company recognizes interest and penalties related to tax matters in its tax provision. The Company has an immaterial amount of accrued interest and penalties that were recorded as a component of the income tax provision as of September 27, 2019 and December 31, 2018.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

14.	Shareholders’ (Deficit) Equity
The changes in the components of accumulated other comprehensive loss, net of taxes, for the three and nine months ended September 27, 2019 and September 28, 2018 were as follows:

For the three months ended September 27, 2019:	Employee retirement plan adjustments	Foreign currency translation adjustments (1)	Net unrealized (losses) gains on cash flow hedges	Total
Balance at June 28, 2019	$(1,801)	$(23,765)	$(139)	$(25,705)
Other comprehensive loss before reclassifications	—	(3,444)	135	(3,309)
Amounts reclassified from accumulated other comprehensive loss	15	(1,112)	(104)	(1,201)
Balance at September 27, 2019	$(1,786)	$(28,321)	$(108)	$(30,215)

For the three months ended September 28, 2018:	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains on cash flow hedges	Total
Balance at June 29, 2018	$(1,645)	$(21,190)	$2,072	$(20,763)
Other comprehensive loss before reclassifications	—	(879)	288	(591)
Amounts reclassified from accumulated other comprehensive loss	4	—	(103)	(99)
Balance at September 28, 2018	$(1,641)	$(22,069)	$2,257	$(21,453)

For the nine months ended September 27, 2019:	Employee retirement plan adjustments	Foreign currency translation adjustments (1)	Net unrealized (losses) gains on cash flow hedges	Total
Balance at December 31, 2018	$(1,831)	$(23,151)	$1,411	$(23,571)
Other comprehensive loss before reclassifications	—	(4,058)	(872)	(4,930)
Amounts reclassified from accumulated other comprehensive loss	45	(1,112)	(647)	(1,714)
Balance at September 27, 2019	$(1,786)	$(28,321)	$(108)	$(30,215)

For the nine months ended September 28, 2018:	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains on cash flow hedges	Total
Balance at December 31, 2017	$(1,517)	$(18,596)	$51	$(20,062)
Cumulative impact of accounting changes	(137)	—	11	(126)
Other comprehensive income before reclassifications	—	(3,473)	2,237	(1,236)
Amounts reclassified from accumulated other comprehensive loss	13	—	(42)	(29)
Balance at September 28, 2018	$(1,641)	$(22,069)	$2,257	$(21,453)
(1)Amounts reclassified from accumulated other comprehensive loss and included in other income - net in the condensed consolidated statements of operations for the three and nine months ended September 27, 2019 includes the reclassification to earnings of foreign currency translation gain of $0.8 million for the wind down and substantial dissolution of certain U.K. entities. Amounts reclassified from accumulated other comprehensive loss and included in net loss (income) from discontinued operations, net of tax for the three and nine months ended September 27, 2019 includes the reclassification to earnings of a foreign currency translation gain of $0.3 million from the sale of the North American fiber solutions business.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Series A Preferred Stock Dividends
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the nine months ended September 27, 2019:

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2019	November 15, 2018	$20.00	$796	794
April 1, 2019	February 15, 2019	$20.00	$812	809
July 1, 2019	May 15, 2019	$20.00	$828	826
On August 1, 2019, the Company declared a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on October 1, 2019 to holders of record on August 15, 2019. As of September 27, 2019, the Company has recorded the 843 additional Series A Preferred Stock shares declared for the dividend of $0.8 million within preferred stock in the condensed consolidated balance sheets.
Shareholder Rights Agreement
On September 1, 2019, the Board of Directors adopted a Shareholder Rights Agreement (the "Rights Agreement") between the Company and Continental Stock Transfer & Trust Company, as rights agent. Pursuant to the Rights Agreement, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock, payable to the shareholders of record on September 6, 2019. The Rights will also accompany any new shares of common stock issued after September 6, 2019. The Rights trade with and are inseparable from the Company's common stock and will not be evidenced by separate certificates unless they become exercisable. The Rights will expire on March 1, 2021.
In general terms the Rights Agreement works by imposing a significant penalty upon any person or group which acquires 30% or more of the Company's outstanding common stock without approval of the Company's Board of Directors.
Each right will allow its holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock for $5.00, subject to adjustment as set forth in the Rights Agreement, once the Rights become exercisable. Per the Rights Agreement, the Rights will not be exercisable until the earlier of (1) 10 days after the public announcement that a person or group has become an Acquiring Person (as defined in the Rights Agreement) by obtaining beneficial ownership of 30% or more of the Company's outstanding common stock or (2) 10 business days (or such later date as the Company's Board of Directors shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.
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

15.	Business Segments, Geographic and Customer Information
In the first quarter of 2019, as part of a review of the Company’s organizational structure, the Company made certain strategic leadership changes which required a reassessment of reportable segments. Based on this evaluation, the Company changed how it makes operating decisions, assesses performance of the business, and allocates resources. As a result, the Company reduced the number of operating and reportable segments from four to three. Reportable segments include the former finishing segment renamed as the industrial segment, the former seating and components segments combined into one engineered components segment, and the former acoustics segment renamed as the fiber solutions segment. On August 30, 2019, the Company completed the sale of its North American fiber solutions business, which comprised all of the fiber solutions segment for the periods presented, is classified as a discontinued operation and excluded from the disclosures below. The prior year disclosures have been updated to conform with current year presentation. Previously, on August 30, 2017, the

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Company completed the sale of the European fiber solutions, which did not meet the criteria for discontinued operations presentation at the time of the divestiture.
Net sales information relating to the Company’s reportable segments was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Industrial	$48,859	$51,016	$153,589	$160,448
Engineered Components	36,751	56,013	143,065	194,992
Net Sales	$85,610	$107,029	$296,654	$355,440
The Company uses “Adjusted EBITDA” as the primary measure of profit or loss for the purposes of assessing the operating performance of its segments. The Company defines EBITDA as net income (loss) from continuing operations before interest expense, tax provision (benefit), depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including goodwill and long-lived asset impairment charges, gains or losses on disposal of property, plant and equipment, divestitures and extinguishment of debt, integration and other restructuring charges, transaction-related expenses, other professional fees, purchase accounting adjustments, lease expense associated with vacated facilities and non-cash share based compensation expense.
Management believes that Adjusted EBITDA provides a clear picture of the Company’s operating results by eliminating expenses and income that are not reflective of the underlying business performance. Certain corporate-level administrative expenses such as payroll and benefits, incentive compensation, travel, marketing, accounting, auditing and legal fees and certain other expenses are kept within the corporate results and are not allocated to the business segments. Shared expenses across the Company that directly relate to the performance of our reportable segments are allocated to the segments. Adjusted EBITDA is used to facilitate a comparison of the Company’s operating performance on a consistent basis from period to period and to analyze the factors and trends affecting its segments. The Company’s internal plans, budgets and forecasts use Adjusted EBITDA as a key metric. In addition, this measure is used to evaluate its operating performance and segment operating performance and to determine the level of incentive compensation paid to its employees.
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated loss before income taxes:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Segment Adjusted EBITDA
Industrial	$5,004	$7,579	$17,772	$23,815
Engineered Components	1,424	6,150	10,712	25,587
Total segment Adjusted EBITDA	$6,428	$13,729	$28,484	$49,402
Interest expense	(157)	(212)	(476)	(656)
Depreciation and amortization	(6,823)	(7,007)	(22,103)	(23,378)
Impairment charges	(20,597)	—	(20,597)	—
Gain (Loss) on disposal of property, plant and equipment - net	(14)	88	(18)	(94)
Restructuring	(1,277)	(298)	(3,631)	(1,245)
Integration and other restructuring costs	(323)	—	(621)	(1,068)
Total segment income before income taxes	(22,763)	6,300	(18,962)	22,961
Corporate general and administrative expenses	(3,347)	(2,949)	(8,175)	(9,339)
Corporate interest expense	(8,023)	(8,114)	(24,262)	(24,053)
Corporate depreciation	(150)	(110)	(463)	(320)
Corporate restructuring	—	—	(164)	—
Corporate transaction-related expenses	(28)	—	(670)	—
Corporate integration and other restructuring costs	(69)	—	(112)	—
Corporate share-based compensation	(357)	(846)	(1,825)	(1,560)
Loss from continuing operations before income taxes	$(34,737)	$(5,719)	$(54,633)	$(12,311)
Assets held by reportable segments were as follows:

	September 27, 2019	December 31, 2018
Industrial	$236,497	$230,185
Engineered Components	118,704	145,409
Total segments	355,201	375,594
Assets held for sale	—	110,040
Corporate and eliminations	78,489	17,963
Consolidated total assets	$433,690	$503,597

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

16.	Fair Value Measurements
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
•Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.
•Level 3 — Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.
Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.
The carrying amounts within the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $342.4 million at September 27, 2019 and $387.4 million at December 31, 2018. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.
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

17.	Commitments and Contingencies
Litigation Matters
The Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, labor, and employment claims. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Environmental Matters
At September 27, 2019 and December 31, 2018, the Company held reserves of $1.0 million for environmental matters at one location. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

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
This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Specifically, forward-looking statements may include statements relating to:
•the Company’s future financial performance;
•changes in the market for the Company’s products;
•the Company’s expansion plans and opportunities; and
•other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.
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
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, among others:
•the level of demand for the Company’s products;
•competition in the Company’s markets;
•volatility in the prices of raw materials and the Company’s ability to pass along increased costs;
•the Company’s ability to grow and manage growth profitably;
•the Company’s ability to access additional capital;
•changes in applicable laws or regulations;
•the Company’s ability to attract and retain qualified personnel;
•the impact of proposed and potential regulations related to the U.S. Tax Cuts and Jobs Act;
•the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and
•other risks and uncertainties indicated in this report, as well as those disclosed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”), including those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018, which may be amended or supplemented in Part II, Item 1A, “Risk Factors,” of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this report).
Introductory Note
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2018, and related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report on Form 10-K/A.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular the presentation of EBITDA and Adjusted EBITDA, which are not presented in accordance with GAAP. These non-GAAP financial measures are being presented because they provide readers of this MD&A with additional insight into our operational performance relative to comparable prior periods presented and relative to our peer group. EBITDA and Adjusted EBITDA are key measures used by us to evaluate our performance. We do not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this MD&A should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of EBITDA and Adjusted EBITDA to net income, the most comparable GAAP measure, are provided in this MD&A.
Fiscal Year
Our fiscal year ends on December 31. Throughout the year, we report our results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2019, our fiscal quarters are comprised of the three months ended March 29, June 28, September 27, and December 31. In 2018, our fiscal quarters were comprised of the three months ended March 30, June 29, September 28, and December 31. Throughout this MD&A, we refer to the period from June 29, 2019 through September 27, 2019 as the “third quarter of 2019” or the “third quarter ended September 27, 2019”. Similarly, we refer to the period from June 30, 2018 through September 28, 2018 as the “third quarter of 2018” or the “third quarter ended September 28, 2018.”
Revision of the Condensed Consolidated Financial Statements
During the first quarter of 2019, we identified an error in the income tax provision presented within the condensed consolidated financial statements for the three and nine months ended September 28, 2018. This MD&A has been revised to reflect the revision of the income tax provision. See Note 2, “Revision of Previously Reported Financial Information” in the notes to the condensed consolidated financial statements for further information.
Overview
We are a global industrial manufacturing company with significant market share positions in each of our two segments: industrial and engineered components. We provide critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through our global network of 26 manufacturing facilities and 9 sales offices, administrative and/or warehouse facilities throughout the United States and 13 foreign countries. We have embedded relationships with long standing customers, superior scale and resources, and specialized capabilities to design and manufacture specialized products on which our customers rely. In the first quarter of 2019, as part of a review of our organizational structure, we made certain strategic leadership changes which required a reassessment of reportable segments. Based on this evaluation, we changed how we make operating decisions, assess performance of the business, and allocate resources. As a result of the evaluation, we reduced the number of operating and reportable segments from four to three: industrial, engineered components and fiber solutions. The prior year disclosures have been updated to conform with current year presentation.
During the third quarter of 2019, we determined that the North American fiber solutions business met the criteria to be classified as a discontinued operation. As a result, our prior period results of operations and financial position have been recast to be presented on a continuing operations basis, except where noted. The assets and liabilities of the North American fiber solutions business have been presented as held for sale for periods prior to the sale. On August 30, 2019, we completed the divestiture of our North American fiber solutions business. Previously, on August 30, 2017, we completed the sale of the European fiber solutions, which did not meet the criteria for discontinued operations presentation at the time of the divestiture.
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
During both the nine months ended September 27, 2019 and September 28, 2018, approximately 32% of our net sales were from outside of the United States based on the country of origin of the final sale with the external customer. As a diversified, global business, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations (unaudited):

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net sales	$85,610	$107,029	$296,654	$355,440
Cost of goods sold	70,840	84,562	239,218	275,495
Gross profit	14,770	22,467	57,436	79,945
Selling and administrative expenses	20,416	20,169	63,699	67,717
Impairment charges	20,597	—	20,597	—
Loss (gain) on disposals of property, plant and equipment - net	14	(88)	18	94
Restructuring	1,277	298	3,795	1,245
Operating (loss) income	(27,534)	2,088	(30,673)	10,889
Interest expense	(8,180)	(8,326)	(24,738)	(24,709)
Equity income	45	468	167	903
Other income - net	932	51	611	606
Loss from continuing operations before income taxes	(34,737)	(5,719)	(54,633)	(12,311)
Tax benefit	(4,691)	(1,435)	(5,424)	(2,773)
Net loss from continuing operations	$(30,046)	$(4,284)	$(49,209)	$(9,538)
Net (loss) income from discontinued operations, net of tax	(3,121)	(174)	(4,130)	4,087
Net loss	(33,167)	(4,458)	(53,339)	(5,451)
Accretion of dividends on preferred stock and redemption premium	845	781	2,485	3,274
Net loss allocable to common shareholders of Jason Industries	(34,012)	(5,239)	(55,824)	(8,725)

Total other comprehensive loss	$(4,510)	$(690)	$(6,644)	$(1,265)
Other financial data: (1)

	Three Months Ended		Increase/(Decrease)
(in thousands, except percentages)	September 27, 2019	September 28, 2018	$	%
Consolidated
Net sales	$85,610	$107,029	$(21,419)	(20.0)%
Net loss from continuing operations	(30,046)	(4,284)	25,762	601.4
Net loss from continuing operations as a % of net sales	35.1%	4.0%	3,110 bps
Adjusted EBITDA	3,081	10,780	(7,699)	(71.4)
Adjusted EBITDA % of net sales	3.6%	10.1%	(650) bps

	Nine Months Ended		Increase/(Decrease)
(in thousands, except percentages)	September 27, 2019	September 28, 2018	$	%
Consolidated
Net sales	$296,654	$355,440	$(58,786)	(16.5)%
Net loss from continuing operations	(49,209)	(9,538)	39,671	415.9
Net loss from continuing operations as a % of net sales	16.6%	2.7%	1,390 bps
Adjusted EBITDA	20,309	40,063	(19,754)	(49.3)
Adjusted EBITDA % of net sales	6.8%	11.3%	(450) bps
(1)Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for a reconciliation of Adjusted EBITDA to net loss.

The Three and Nine Months Ended September 27, 2019 Compared with the Three and Nine Months Ended September 28, 2018
Net sales. Net sales were $85.6 million for the three months ended September 27, 2019, a decrease of $21.4 million, or 20.0%, compared with $107.0 million for the three months ended September 28, 2018, reflecting decreased net sales in the engineered components segment of $19.3 million and the industrial segment of $2.2 million. The $19.3 million decrease in the engineered components segment was partially due to a $5.8 million decrease related to the exit from non-core product lines for smart utility meter subassemblies. See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on net sales for each segment.
Net sales were $296.7 million for the nine months ended September 27, 2019, a decrease of $58.8 million, or 16.5%, compared with $355.4 million for the nine months ended September 28, 2018, reflecting decreased net sales in the engineered components segment of $51.9 million and the industrial segment of $6.9 million. The $51.9 million decrease in the engineered components segment was partially due to a $19.5 million decrease related to the exit from non-core product lines for smart utility meter subassemblies. See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on net sales for each segment.
On April 1, 2019, we acquired Schaffner. Schaffner’s results of operations are included within the industrial segment and the Company’s condensed consolidated results of operations since the date of acquisition. Net sales from Schaffner were $4.4 million and $9.7 million for the three and nine months ended September 27, 2019, respectively. See Note 4, “Acquisition” in the condensed consolidated financial statements for further discussion on the Schaffner acquisition.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $1.5 million on consolidated net sales during the three months ended September 27, 2019 compared with 2018, negatively impacting the industrial segment’s net sales by $1.5 million. This was due principally to the net strengthening of the U.S. dollar against the Euro in the three months ended September 27, 2019 compared to the three months ended September 28, 2018. Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $6.2 million on consolidated net sales during the nine months ended September 27, 2019 compared with 2018, negatively impacting the industrial segment’s net sales by $6.2 million. This was due principally to the net strengthening of the U.S. dollar against the Euro for the first nine months of 2019 compared to the first nine months of 2018.
Cost of goods sold. Cost of goods sold was $70.8 million for the three months ended September 27, 2019, compared with $84.6 million for the three months ended September 28, 2018. The decrease in cost of goods sold was primarily due to lower sales volumes across all segments, lower manufacturing costs of $4.7 million in the engineered components segment due to the exit from non-core product lines for smart utility meter subassemblies, a $1.1 million decrease related to foreign currency exchange rates, reduced material usage and labor costs as a result of continuous improvement programs, lower material costs in the engineered components segment and reduced freight costs. The decrease was partially offset by higher manufacturing costs in the industrial segment due to the Schaffner acquisition of $4.0 million, lower material and labor efficiencies related to sales volume declines in the engineered components and industrial segments and unfavorable product mix in the engineered components segment.
Cost of goods sold was $239.2 million for the nine months ended September 27, 2019, compared with $275.5 million for the nine months ended September 28, 2018. The decrease in cost of goods sold was primarily due to lower sales volumes across all segments, lower manufacturing costs of $15.2 million in the engineered components segment due to the exit from non-core product lines for smart utility meter subassemblies, a $4.6 million decrease related to foreign currency exchange rates, reduced material usage and labor costs as a result of continuous improvement programs in the engineered components segment and reduced freight costs across both segments. The decrease was partially offset by higher manufacturing costs in the industrial segment due to the Schaffner acquisition of $8.2 million, lower material and labor efficiencies related to sales volume declines in both the engineered components and industrial segments, raw material inflation across all segments, unfavorable product mix in the engineered components segment and accelerated depreciation expense of $1.5 million in the engineered components segment related to facility consolidation.
Gross profit. For the reasons described above, gross profit was $14.8 million for the three months ended September 27, 2019, compared with $22.5 million for the three months ended September 28, 2018 and $57.4 million for the nine months ended September 27, 2019, compared with $79.9 million for the nine months ended September 28, 2018.
Selling and administrative expenses. Selling and administrative expenses were $20.4 million for the three months ended September 27, 2019, compared with $20.2 million for the three months ended September 28, 2018, an increase of $0.2 million. The increase is primarily due to higher selling and administrative costs in the industrial segment due to the Schaffner acquisition of $0.7 million and $0.4 million of integration and transaction costs related to the Schaffner acquisition. The increase was partially offset by a decrease in share-based compensation expense of $0.5 million, lower headcount across the segments and a $0.3 million decrease related to foreign currency exchange rates. The decrease in share-based compensation was primarily due to a decrease in assumed vesting of Adjusted EBITDA based awards in the third quarter of 2019, which resulted in a $0.2 million reversal of previously recorded expense.
Selling and administrative expenses were $63.7 million for the nine months ended September 27, 2019 compared with $67.7 million for the nine months ended September 28, 2018, a decrease of $4.0 million. The decrease is primarily due to the acceleration of amortization expense of $2.3 million on intangible assets in the engineered components segment related to the exit from non-core product lines for smart utility meter subassemblies in 2018, a $1.4 million decrease related to foreign currency exchange rates, lower headcount across the segments and decreased incentive compensation. The decrease was partially offset by higher selling and administrative costs in the industrial segment due to the Schaffner acquisition of $1.8 million, a $0.3 million increase in integration and transaction costs related to Schaffner acquisition and an increase in share-based compensation expense of $0.3 million due to restricted stock units granted in May 2018 and March 2019.
Impairment charges. Non-cash impairment charges were $20.6 million for both the three and nine months ended September 27, 2019. Non-cash impairment charges of $14.9 million and $5.7 million were recorded for customer relationship and trademark intangible assets, respectively, related to a business in the engineered components segment due to sustained sales and profitability declines. See Note 9, “Goodwill and Other Intangible Assets” in the condensed consolidated financial statements for further discussion.
Loss (gain) on disposals of property, plant and equipment - net. Loss on disposals of property, plant and equipment - net for the three months ended September 27, 2019 was $0.0 million compared to a gain of $0.1 million for the three months ended September 28, 2018. Loss on disposals of property, plant and equipment - net for the nine months ended September 27, 2019 was $0.0 million compared to $0.1 million for the nine months ended September 28, 2018. The loss on disposals of property, plant and equipment - net for the nine months ended September 28, 2018 includes $0.2 million from the disposition of equipment in connection with the consolidation of two U.S. facilities in the engineered components segment.
Restructuring. Restructuring costs were $1.3 million for the three months ended September 27, 2019 compared with $0.3 million for the three months ended September 28, 2018. Restructuring costs were $3.8 million for the nine months ended September 27, 2019 compared with $1.2 million for the nine months ended September 28, 2018. During 2019, such costs included severance costs in corporate and the industrial segment related to the segment reorganization in the first quarter of 2019 and work force reductions in the second and third quarters of 2019 in response to declining end market demand. Other restructuring costs included plant closure and consolidation in the industrial and engineered components segments and transitional costs of moving production to U.S. facilities as a result of the closure of a U.K. facility in the engineered components segment. During 2018, such costs were primarily move costs related to the consolidation of two U.S. facilities in the engineered components segment.
Interest expense. Interest expense was $8.2 million for the three months ended September 27, 2019 compared to $8.3 million for the three months ended September 28, 2018. The effective interest rate on the Company’s total outstanding indebtedness for both the three months ended September 27, 2019 and September 28, 2018 was 8.3%.
Interest expense was $24.7 million for both the nine months ended September 27, 2019 and September 28, 2018 as the increase in interest expense caused by higher variable interest rates for the nine months ended September 27, 2019 as compared to the nine months ended September 28, 2018, was offset by the decrease in outstanding long-term debt balances. The effective interest rate on the Company’s total outstanding indebtedness for the nine months ended September 27, 2019 was 8.4% as compared to 8.3% for the nine months ended September 28, 2018.
See “Senior Secured Credit Facilities” in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
Equity income. Equity income was $0.0 million for the three months ended September 27, 2019 and $0.5 million for the three months ended September 28, 2018. Equity income was $0.2 million for the nine months ended September 27, 2019 and $0.9 million for the nine months ended September 28, 2018. The decrease in equity income is due to lower sales volumes in our joint ventures in China and Taiwan.
Other income - net. Other income - net was income of $0.9 million for the three months ended September 27, 2019 and income of $0.1 million for the three months ended September 28, 2018. Other income - net was income of $0.6 million for both the nine months ended September 27, 2019 and September 28, 2018. Other income - net for both the three and nine months ended September 27, 2019 includes the reclassification to earnings of foreign currency translation gains of $0.8 million for the wind down and substantial dissolution of certain U.K. entities. Other income - net for the nine months ended September 27, 2019 also includes $0.3 million of transaction-related expenses related to debt financing activities. Other income - net for both the three and nine months ended September 28, 2018 includes $0.4 million of income related to proceeds from a settlement in the engineered components segment associated with periods prior to the Company’s go public business combination.
Loss from continuing operations before income taxes. For the reasons described above, loss from continuing operations before income taxes was $34.7 million for the three months ended September 27, 2019, compared with $5.7 million for the three months ended September 28, 2018. Loss from continuing operations before income taxes was $54.6 million for the nine months ended September 27, 2019 compared with $12.3 million for the nine months ended September 28, 2018.
Tax benefit. The tax benefit was $4.7 million for the three months ended September 27, 2019, compared with a tax benefit of $1.4 million for the three months ended September 28, 2018. The tax benefit was $5.4 million for the nine months ended September 27, 2019 compared with a tax benefit of $2.8 million for the nine months ended September 28, 2018. The effective tax rate for the three months ended September 27, 2019 was 13.5%, compared with 25.1% for the three months ended September 28, 2018. The effective tax rate was 9.9% for the nine months ended September 27, 2019 compared with 22.5% for the nine months ended September 28, 2018. The net discrete tax benefit was $3.3 million and $3.2 million for the three and nine months ended September 27, 2019, respectively, and the net discrete tax benefit was $0.3 million and $0.9 million for the three and nine months ended September 28, 2018. The net discrete tax benefits during the three and nine months ended September 27, 2019 primarily related to the impairment charge recorded in the engineered components segment.
The tax provision is impacted by a number of factors, including, among others, new provisions included in the Tax Reform Act, the amount of taxable earnings or losses at the U.S. federal statutory rate, the amount of taxable earnings or losses derived in foreign jurisdictions with tax rates that differ from the U.S. federal statutory rate, permanent items, state tax rates, the ability to utilize foreign net operating loss carry forwards and adjustments to valuation allowances. The effective tax rate for the three and nine months ended September 27, 2019 was impacted by the levels of U.S. and foreign pre-tax losses and earnings, respectively, pre-tax losses in foreign jurisdictions for which no tax benefit was recognized, U.S. interest disallowance, the new GILTI tax provisions, and the impairment charge in the engineered components segment.
Net loss from continuing operations. For the reasons described above, net loss from continuing operations was $30.0 million for the three months ended September 27, 2019, compared with $4.3 million for the three months ended September 28, 2018. Net loss from continuing operations was $49.2 million for the nine months ended September 27, 2019 compared with $9.5 million for the nine months ended September 28, 2018.
Other comprehensive (loss) income. Other comprehensive loss was $4.5 million for the three months ended September 27, 2019 compared with other comprehensive loss of $0.7 million for the three months ended September 28, 2018. Other comprehensive loss was $6.6 million for the nine months ended September 27, 2019 compared with other comprehensive loss of $1.3 million for the nine months ended September 28, 2018.
Other comprehensive income for the net change in unrealized (losses) gains on cash flow hedges was $0.0 million for the three months ended September 27, 2019 compared with other comprehensive income of $0.2 million for the three months ended September 28, 2018. Other comprehensive loss for the net change in unrealized (losses) gains on cash flow hedges was $1.5 million for the nine months ended September 27, 2019 compared with other comprehensive income of $2.2 million for the nine months ended September 28, 2018. Gains and losses on cash flow hedges are based on the changes in current interest rates and market expectations of the timing and amount of future interest rate changes. For the three and nine months ended September 27, 2019, the fair value of the hedging instruments decreased, based on actual and future expectations for short-term interest rate decreases. For the three and nine months ended September 28, 2018, the fair value of the hedging instruments increased, based on actual and future expectations for interest rate increases.
Other comprehensive loss related to foreign currency translation adjustments was $4.6 million for the three months ended September 27, 2019 compared with other comprehensive loss for foreign currency translation adjustments of $0.9 million for the three months ended September 28, 2018. Other comprehensive loss for foreign currency translation adjustments was $5.2 million for the nine months ended September 27, 2019 compared with other comprehensive loss for foreign currency translation adjustments of $3.5 million for the nine months ended September 28, 2018. Foreign currency translation adjustments are based on fluctuations in the value of foreign currencies (primarily the Euro) against the U.S. Dollar each period.
Adjusted EBITDA. Adjusted EBITDA was $3.1 million, or 3.6% of net sales for the three months ended September 27, 2019, compared with $10.8 million, or 10.1% of net sales for the three months ended September 28, 2018, a decrease of $7.7 million, or 71.4%. The decrease reflects lower Adjusted EBITDA in the engineered components segment of $4.7 million, the industrial segment of $2.6 million and higher corporate expenses of $0.4 million.
Adjusted EBITDA was $20.3 million, or 6.8% of net sales for the nine months ended September 27, 2019, compared with $40.1 million, or 11.3%, of net sales for the nine months ended September 28, 2018, a decrease of $19.8 million, or 49.3%. The decrease reflects lower Adjusted EBITDA in the engineered components segment of $14.9 million and the industrial segment of $6.0 million, partially offset by lower corporate expenses of $1.2 million.
Changes in foreign currency exchange rates compared with the U.S. dollar had a negative impact of $0.2 million on consolidated Adjusted EBITDA during the three months ended September 27, 2019 compared to the three months ended September 28, 2018, negatively impacting the industrial segment’s Adjusted EBITDA by $0.2 million.

During the nine months ended September 27, 2019, changes in foreign currency exchange rates had a negative impact of $0.9 million on consolidated Adjusted EBITDA compared to the nine months ended September 28, 2018, which negatively impacted the industrial segment’s Adjusted EBITDA by $0.9 million.
See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on Adjusted EBITDA for each segment.

Key Measures the Company Uses to Evaluate Its Performance
EBITDA and Adjusted EBITDA. We use “Adjusted EBITDA” as the primary measure of profit or loss for the purposes of assessing the operating performance of our segments. We define EBITDA as net income (loss) from continuing operations before interest expense, provision (benefit) for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including goodwill and long-lived asset impairment charges, gains or losses on disposal of property, plant and equipment, divestitures and extinguishment of debt, integration and other restructuring charges, transaction-related expenses, other professional fees, purchase accounting adjustments, lease expense associated with vacated facilities and non-cash share based compensation expense.
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
The Senior Secured Credit Facilities (defined in Note 10, “Debt and Hedging Instruments” and below) definition of EBITDA excludes income of partially owned affiliates, unless such earnings have been received in cash.
Set forth below is a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net loss from continuing operations	$(30,046)	$(4,284)	$(49,209)	$(9,538)
Interest expense	8,180	8,326	24,738	24,709
Tax benefit	(4,691)	(1,435)	(5,424)	(2,773)
Depreciation and amortization	6,973	7,117	22,566	23,698
EBITDA	(19,584)	9,724	(7,329)	36,096
Adjustments:
Restructuring (1)	1,277	298	3,795	1,245
Transaction-related expenses (2)	28	—	670	—
Integration and other restructuring costs (3)	392	—	733	1,068
Share-based compensation (4)	357	846	1,825	1,560
Loss on disposals of property, plant and equipment - net (5)	14	(88)	18	94
Impairment charges (6)	20,597	—	20,597	—
Total adjustments	22,665	1,056	27,638	3,967
Adjusted EBITDA	$3,081	$10,780	$20,309	$40,063

(1)Restructuring includes costs associated with exit or disposal activities as defined by GAAP related to facility consolidation, including one-time employee termination benefits, costs to close facilities and relocate employees, and costs to terminate contracts other than financing leases in 2018 and financing and operating leases in 2019. See Note 6, “Restructuring Costs” of the accompanying condensed consolidated financial statements for further information.
(2)Transaction-related expenses primarily consist of professional fees and other expenses related to acquisitions, divestitures and financing activities.

(3)During the three and nine months ended September 27, 2019, integration and other restructuring costs includes $0.5 million and $0.8 million, respectively, of integration costs related to an acquisition in the industrial segment, $0.4 million in both periods related to lease expense associated with facilities that have been or are planned to be vacated in the engineered components segment and $0.4 million in both periods related to a reserve for excess inventory for a vacated warehouse in the engineered components segment. This was offset by $0.8 million in both periods related to the reclassification to earnings of a foreign currency translation gain for the wind down and substantial dissolution of certain U.K. entities.
During the nine months ended September 28, 2018, integration and other restructuring costs of $1.5 million were incurred associated with a force majeure incident at a supplier in the engineered components segment that resulted in incremental costs to maintain production. Such costs are not included in restructuring for GAAP purposes and were subsequently recovered through insurance during the remainder of 2018. The integration and other restructuring costs during the nine months ended September 28, 2018 were partially offset by a $0.4 million settlement gain on proceeds from a supplier claim in the engineered components segment associated with periods prior to the Company’s go public business combination.
(4)Represents share-based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan. See Note 11, “Share-Based Compensation” of the accompanying condensed consolidated financial statements for further information.
(5)Loss on disposals of property, plant and equipment - net for the nine months ended September 28, 2018 includes a loss of $0.2 million from the disposition of equipment in connection with the consolidation of two U.S. facilities in the engineered components segment.
(6)During the three and nine months ended September 27, 2019, non-cash impairment charges of $14.9 million and $5.7 million were recorded for customer relationship and trademark intangible assets, respectively, related to a business in the engineered components segment due to sustained sales and profitability declines. See Note 9, "Goodwill and Other Intangible Assets" of the accompanying condensed consolidated financial statements for further information.

Adjusted EBITDA percentage of net sales. Adjusted EBITDA as a percentage of net sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments.

Segment Financial Data
The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three and nine months ended September 27, 2019 and September 28, 2018. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for a reconciliation of Adjusted EBITDA to Net Loss which is the nearest GAAP measure.

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 27, 2019	September 28, 2018	$	%
Industrial
Net sales	$48,859	$51,016	$(2,157)	(4.2)%
Adjusted EBITDA	5,004	7,579	(2,575)	(34.0)
Adjusted EBITDA % of net sales	10.2%	14.9%	(470) bps
Engineered Components
Net sales	$36,751	$56,013	$(19,262)	(34.4)%
Adjusted EBITDA	1,424	6,150	(4,726)	(76.8)
Adjusted EBITDA % of net sales	3.9%	11.0%	(710) bps
Corporate
Adjusted EBITDA	$(3,347)	$(2,949)	$(398)	(13.5)%
Consolidated
Net sales	$85,610	$107,029	$(21,419)	(20.0)%
Adjusted EBITDA	3,081	10,780	(7,699)	(71.4)
Adjusted EBITDA % of net sales	3.6%	10.1%	(650) bps

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 27, 2019	September 28, 2018	$	%
Industrial
Net sales	$153,589	$160,448	$(6,859)	(4.3)%
Adjusted EBITDA	17,772	23,815	(6,043)	(25.4)
Adjusted EBITDA % of net sales	11.6%	14.8%	(320) bps
Engineered Components
Net sales	$143,065	$194,992	$(51,927)	(26.6)%
Adjusted EBITDA	10,712	25,587	$(14,875)	(58.1)
Adjusted EBITDA % of net sales	7.5%	13.1%	(560) bps
Corporate
Adjusted EBITDA	$(8,175)	$(9,339)	$1,164	12.5%
Consolidated
Net sales	$296,654	$355,440	$(58,786)	(16.5)%
Adjusted EBITDA	20,309	40,063	$(19,754)	(49.3)
Adjusted EBITDA % of net sales	6.8%	11.3%	(450) bps

Industrial Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 27, 2019	September 28, 2018	$	%
Net sales	$48,859	$51,016	$(2,157)	(4.2)%
Adjusted EBITDA	5,004	7,579	(2,575)	(34.0)
Adjusted EBITDA % of net sales	10.2%	14.9%	(470) bps
Net sales in the industrial segment for the three months ended September 27, 2019 were $48.9 million, a decrease of $2.2 million, or 4.2%, compared with $51.0 million for the three months ended September 28, 2018. For the three months ended September 27, 2019, the Schaffner acquisition on April 1, 2019 contributed $4.4 million of incremental net sales and foreign currency fluctuations had a net negative impact of $1.5 million. On a constant currency basis and excluding the impact of the Schaffner acquisition, for the three months ended September 27, 2019, net sales were $46.0 million, a decrease of $5.1 million or 10.0%. The $5.1 million decrease in net sales for the three months ended September 27, 2019 was primarily due to lower sales volume in industrial end markets in Europe and the U.S., partially offset by increased pricing.
Adjusted EBITDA for the three months ended September 27, 2019 decreased $2.6 million to $5.0 million (10.2% of net sales) from $7.6 million (14.9% of net sales) for the three months ended September 28, 2018. For the three months ended September 27, 2019, the Schaffner acquisition on April 1, 2019 contributed $0.5 million of incremental Adjusted EBITDA and foreign currency fluctuations had a net negative impact of $0.2 million. On a constant currency basis and excluding the impact of the Schaffner acquisition, for the three months ended September 27, 2019, Adjusted EBITDA was $4.7 million (10.2% of net sales), a decrease of $2.9 million or 38.2%. The $2.9 million decrease primarily resulted from lower sales volume in industrial end markets, lower labor productivity related to the sales volume decline, and $0.5 million of lower equity income due to lower sales volumes in our joint ventures in China and Taiwan. The decrease was partially offset by decreased incentive compensation, increased sales pricing, lower headcount and lower freight costs.

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 27, 2019	September 28, 2018	$	%
Net sales	$153,589	$160,448	$(6,859)	(4.3)%
Adjusted EBITDA	17,772	23,815	(6,043)	(25.4)
Adjusted EBITDA % of net sales	11.6%	14.8%	(320) bps
Net sales in the industrial segment for the nine months ended September 27, 2019 were $153.6 million, a decrease of $6.9 million or 4.3%, compared with $160.4 million for the nine months ended September 28, 2018. For the nine months ended September 27, 2019, the Schaffner acquisition on April 1, 2019 contributed $9.7 million of incremental net sales and foreign currency fluctuations had a net negative impact of $6.2 million. On a constant currency basis and excluding the impact of the Schaffner acquisition, for the nine months ended September 27, 2019, net sales were $150.1 million, a decrease of $10.3 million or 6.4%. The $10.3 million decrease in net sales for the nine months ended September 27, 2019 was primarily due to lower sales volume in industrial end markets in Europe and the U.S., partially offset by increased pricing.
Adjusted EBITDA for the nine months ended September 27, 2019 decreased $6.0 million to $17.8 million (11.6% of net sales) from $23.8 million (14.8% of net sales) for the nine months ended September 28, 2018. For the nine months ended September 27, 2019, the Schaffner acquisition on April 1, 2019 contributed $0.9 million of incremental Adjusted EBITDA and foreign currency fluctuations had a net negative impact of $0.9 million. On a constant currency basis and excluding the impact of the Schaffner acquisition, for the nine months ended September 27, 2019, Adjusted EBITDA was $17.8 million (11.9% of net sales), a decrease of $6.0 million or 25.2%. The $6.0 million decrease primarily resulted from lower sales volume in industrial end markets, raw material inflation, lower labor productivity related to the sales volume decline, and $0.7 million of lower equity income due to lower sales volumes in our joint ventures in China and Taiwan. The decrease was partially offset by increased sales pricing, lower freight costs and decreased incentive compensation.

Engineered Components Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 27, 2019	September 28, 2018	$	%
Net sales	$36,751	$56,013	$(19,262)	(34.4)%
Adjusted EBITDA	1,424	6,150	(4,726)	(76.8)
Adjusted EBITDA % of net sales	3.9%	11.0%	(710) bps
Net sales in the engineered components segment for the three months ended September 27, 2019 were $36.8 million, a decrease of $19.3 million, or 34.4%, compared with $56.0 million for the three months ended September 28, 2018. The decrease during the three months ended September 27, 2019 was due to a $5.8 million decrease related to the exit from non-core product lines for smart utility meter subassemblies and lower sales volumes due to end market declines in the construction, agriculture, power sports, turf care, rail and industrial markets. The decrease was partially offset by increased pricing on core product lines.
Adjusted EBITDA decreased $4.7 million, or 76.8%, for the three months ended September 27, 2019 to $1.4 million (3.9% of net sales) compared with $6.2 million (11.0% of net sales) for the three months ended September 28, 2018. The decrease in Adjusted EBITDA for the three months ended September 27, 2019 resulted from non-recurring price increases during the 2018 exit of the non-core product lines for smart utility meter subassemblies, lower sales volumes, lower material and labor efficiencies related to the sales volume decline and unfavorable product mix compared with the prior period. The decrease was partially offset by increased pricing on core product lines, reduced material usage and labor costs as a result of continuous improvement programs, decreased incentive compensation, lower raw material costs and lower headcounts.

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 27, 2019	September 28, 2018	$	%
Net sales	$143,065	$194,992	$(51,927)	(26.6)%
Adjusted EBITDA	10,712	25,587	(14,875)	(58.1)
Adjusted EBITDA % of net sales	7.5%	13.1%	(560) bps
Net sales in the engineered components segment for the nine months ended September 27, 2019 were $143.1 million, a decrease of $51.9 million, or 26.6%, compared with $195.0 million for the nine months ended September 28, 2018. The decrease during the nine months ended September 27, 2019 was due to a $19.5 million decrease related to the exit from non-core product lines for smart utility meter subassemblies and lower sales volumes due to end market declines in the construction, agriculture, power sports, turf care, rail and industrial markets. The decrease was partially offset by increased pricing on core product lines.
Adjusted EBITDA decreased $14.9 million, or 58.1%, for the nine months ended September 27, 2019 to $10.7 million (7.5% of net sales) compared with $25.6 million (13.1% of net sales) for the nine months ended September 28, 2018. The decrease in Adjusted EBITDA for the nine months ended September 27, 2019 resulted from non-recurring price increases during the 2018 wind down of the non-core product lines for smart utility meter subassemblies, lower sales volumes, lower material and labor efficiencies related to the sales volume decline, unfavorable product mix compared with the prior period and raw material inflation. The decrease was partially offset by increased pricing on core product lines, reduced material usage and labor costs as a result of continuous improvement programs, lower headcounts and decreased incentive compensation.
Corporate

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 27, 2019	September 28, 2018	$	%
Adjusted EBITDA	$(3,347)	$(2,949)	$(398)	(13.5)%
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

The increase of $0.4 million in expense in the three months ended September 27, 2019 compared with the prior year primarily resulted from timing of incentive compensation, partially offset by decreased health care costs.

	Nine Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	September 27, 2019	September 28, 2018	$	%
Adjusted EBITDA	$(8,175)	$(9,339)	$1,164	12.5%
The decrease of $1.2 million in expense in the nine months ended September 27, 2019 compared with the prior year primarily resulted from decreased incentive compensation and lower professional fees, partially offset by increased health care costs.
Liquidity and Capital Resources
Background
Our primary sources of liquidity are cash generated from our operations, available cash and borrowings under our U.S. and foreign credit facilities. As of September 27, 2019, we had $110.6 million of total liquidity, including $92.7 million of available cash, $10.0 million of additional borrowings available under the Revolving Credit Facility portion of our U.S. credit agreement, and $7.9 million available under revolving loan facilities that we maintain outside the U.S. Included in our consolidated cash balance of $92.7 million at September 27, 2019, is cash of $11.6 million held at our non-U.S. operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by us. The Revolving Credit Facility portion of our U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes.
In connection with the August 30, 2019 sale of the North American fiber solutions business, we received net cash proceeds, as defined by the Senior Secured Credit Facilities, of $63.1 million. We intend to reinvest these net proceeds as permitted under the terms of the Senior Secured Credit Facilities. Permitted reinvestments include capital expenditures, repairs and maintenance and permitted acquisitions, if such reinvestments occur within twelve months following receipt of such net cash proceeds or within 180 days of a contractual commitment if such a commitment is made during the twelve month period. To the extent there are net cash proceeds that are not reinvested during the aforementioned period, a mandatory prepayment of debt is required.
We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures and debt service requirements.
Indebtedness
As of September 27, 2019, our total outstanding indebtedness of $389.9 million was comprised of term loans outstanding under our Senior Secured Credit Facilities of $375.2 million (net of a debt discount of $2.0 million and deferred financing costs of $2.9 million), various foreign bank term loans and revolving loan facilities of $14.0 million and finance lease obligations of $0.7 million. No borrowings were outstanding under the U.S. Revolving Credit Facility portion of the Senior Secured Credit Facilities as of September 27, 2019.
As of December 31, 2018, our total outstanding indebtedness of $391.8 million was comprised of term loans outstanding under its Senior Secured Credit Facilities of $375.7 million (net of a debt discount of $2.7 million and deferred financing costs of $4.1 million), various foreign bank term loans and revolving loan facilities of $15.5 million and finance lease obligations of $0.6 million. No borrowings were outstanding under the U.S. Revolving Credit Facility portion of the Senior Secured Credit Facilities as of December 31, 2018.
We maintain various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $14.0 million as of September 27, 2019, including borrowings of $13.5 million incurred by our subsidiaries in Germany, compared to $15.5 million as of December 31, 2018, including borrowings of $15.0 million incurred by our subsidiaries in Germany. The foreign debt obligations in Germany primarily relate to term loans within our industrial segment of $13.2 million at September 27, 2019 and $15.0 million at December 31, 2018. The borrowings bear interest at fixed and variable rates ranging from 2.1% to 4.7% and are subject to repayment in varying amounts through 2025.
Senior Secured Credit Facilities
General. On June 30, 2014, Jason Incorporated, as the borrower, entered into (i) the First Lien Credit Agreement, with Jason Partners Holdings Inc., Jason Holdings, Inc. I, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “First Lien Credit Agreement”) and (ii) the Second Lien Credit Agreement, dated as of June 30, 2014, with Jason Partners Holdings Inc., Jason Holdings, Inc. I, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”). Jason Incorporated, Jason Partners Holdings Inc., and Jason Holdings, Inc. I are indirect wholly-owned subsidiaries of Jason Industries, Inc.
The First Lien Credit Agreement, as amended, provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $290.2 million is outstanding as of September 27, 2019, and (ii) a revolving loan of up to $25.5 million (including revolving loans, a $10.0 million swingline loan sublimit, and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the first lien senior secured loan facilities (the “First Lien Credit Facilities”). The Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million, of which $89.9 million is outstanding as of September 27, 2019, under the second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”). During the second quarter of 2019, we amended our Revolving Credit Facility to extend the maturity date to December 31, 2020. The amendment reduced the borrowing capacity from $30.0 million to $25.5 million, subject to compliance with a consolidated first lien net leverage ratio as discussed in the Covenants section below. In connection with the amendment, we paid deferred financing costs of $0.3 million which have been recorded within other assets - net within the condensed consolidated balance sheets.
The Revolving Credit Facility matures December 31, 2020, the First Lien Term Loans mature June 30, 2021 and the Second Lien Term Loans mature June 30, 2022. The principal amount of the First Lien Term Loans amortizes in equal $0.8 million quarterly installments, with the balance payable at maturity. Neither the Revolving Credit Facility nor the Second Lien Term Loans amortize, however, each is repayable in full at maturity.
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
Interest Rate Hedge Contracts. To manage exposure to fluctuations in interest rates, we entered into forward interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at September 27, 2019 and December 31, 2018. The Swaps have been designated by us as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. For the three months ended September 27, 2019 and September 28, 2018, the Company recognized $0.1 million and $0.1 million of interest income, respectively, related to the Swaps. For the nine months ended September 27, 2019 and September 28, 2018, we recognized $0.9 million and $0.1 million of interest income, respectively, related to the Swaps. Based on current interest rates, we would expect to recognize interest expense of $0.1 million related to the Swaps in the next 12 months.

The fair values of our Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair values of the Swaps was a net liability of $0.1 million at September 27, 2019 and a net asset of $1.9 million at December 31, 2018, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	September 27, 2019	December 31, 2018
Interest rate swaps:
Recorded in other current assets	$—	$1,325
Recorded in other assets - net	—	542
Recorded in other current liabilities	(143)	—
Total net asset derivatives designated as hedging instruments	$(143)	$1,867
Mandatory Prepayment. Subject to certain exceptions, the Senior Secured Credit Facilities are subject to mandatory prepayments in amounts equal to: (1) a percentage of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Jason Incorporated or any of its Restricted Subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from the issuance or incurrence of debt by Jason Incorporated or any of its Restricted Subsidiaries (other than indebtedness permitted by the Senior Secured Credit Facilities); and (3) 75% (with step-downs to 50%, 25% and 0% based upon achievement of specified consolidated first lien net leverage ratios under the First Lien Credit Facilities and specified consolidated total net leverage ratios under the Second Lien Term Facility) of annual excess cash flow, as defined, of Jason Incorporated and its Restricted Subsidiaries. Other than the payment of customary “breakage” costs, Jason Incorporated may voluntarily prepay outstanding loans at any time. In connection with the August 30, 2019 sale of the North American fiber solutions business, we received net cash proceeds, as defined by the Senior Secured Credit Facilities, of $63.1 million. We intend to reinvest these net proceeds as permitted under the terms of the Senior Secured Credit Facilities; therefore, no mandatory prepayment is anticipated at this time. To the extent that there are net proceeds that are not reinvested within twelve months of receipt, or within 180 days of a contractual commitment if such commitment is made during the twelve month period, a mandatory prepayment will be required. At September 27, 2019 and December 31, 2018, there was no required mandatory excess cash flow prepayment required under the Senior Secured Credit Facilities.
Covenants. The Senior Secured Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of Jason Incorporated and its Restricted Subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business, in each case, subject to certain limited exceptions. To comply with these covenants, Jason Incorporated and its Restricted Subsidiaries are limited in the amount of cash that can be distributed to Jason Industries, Inc. in the form of dividends, loans or other distributions. As of September 27, 2019, this limit was $17.0 million.
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed $10.0 million at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 4.50 to 1.00, with a decrease to 4.25 to 1.00 on December 31, 2019 and a decrease to 4.00 to 1.00 on June 26, 2020 and thereafter. If such outstanding amounts do not exceed $10.0 million at the end of any fiscal quarter, no financial covenants are applicable. As of September 27, 2019, the consolidated first lien net leverage ratio was 6.62 to 1.00 on a pro forma trailing twelve-month basis calculated in accordance with the respective provisions of the Credit Agreements which exclude the Second Lien Term Loans from the calculation of net debt (numerator) and allow the inclusion of certain pro forma adjustments and exclusion of certain specified or nonrecurring costs and expenses in calculating Adjusted EBITDA (denominator). Because the consolidated first lien net leverage ratio at September 27, 2019 exceeded 4.50 to 1.00, borrowings under the Revolving Credit Facility would be limited to a total of $10.0 million (which includes letters of credit in excess of $5.0 million). At September 27, 2019, we had letters of credit outstanding of $4.7 million and had no outstanding borrowings outstanding under the Revolving Credit Facility. As of September 27, 2019, we were in compliance with the financial covenants contained in our credit agreements.
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

Series A Preferred Stock
Holders of the 43,090 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at our option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock.
We paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the nine months ended September 27, 2019:

(in thousands, except share and per share amounts)
Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2019	November 15, 2018	$20.00	$796	794
April 1, 2019	February 15, 2019	$20.00	$812	809
July 1, 2019	May 15, 2019	$20.00	$828	826
On August 1, 2019, we announced a $20.00 per share dividend on our Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on October 1, 2019 to holders of record on August 15, 2019. As of September 27, 2019, we have recorded the 843 additional Series A Preferred Stock shares declared for the dividend of $0.8 million within preferred stock in the condensed consolidated balance sheets.
Seasonality and Working Capital
We use net operating working capital (“NOWC”), a non-GAAP measure, as a percentage of the previous twelve months of net sales as a key indicator of working capital management. We define this metric as the sum of trade accounts receivable and inventories less trade accounts payable. NOWC as a percentage of trailing twelve month net sales was 17.7% as of September 27, 2019, 13.7% as of December 31, 2018 and 15.2% as of September 28, 2018.
The table below summarizes NOWC as of September 27, 2019, December 31, 2018 and September 28, 2018:

(in thousands)	September 27, 2019	December 31, 2018	September 28, 2018
Accounts receivable - net	$41,641	41,325	$51,179
Inventories	55,435	55,627	56,505
Accounts payable	(27,578)	(35,331)	(38,045)
NOWC	$69,498	$61,621	$69,639
The table below reconciles our NOWC from our working capital:

(in thousands)	September 27, 2019	December 31, 2018	September 28, 2018
Working Capital	$134,361	$110,276	$115,897
Less: Cash and cash equivalents	(92,695)	(46,457)	(40,379)
Less: Other current assets	(8,039)	(7,049)	(10,006)
Less: Current assets held for sale	—	(45,681)	(49,316)
Add: Current portion long-term debt	5,769	5,687	5,777
Add: Current portion operating lease liabilities	5,469	—	—
Add: Accrued compensation and employee benefits	10,325	12,154	13,504
Add: Accrued interest	1	89	82
Add: Other current liabilities	14,307	13,923	12,402
Add: Current liabilities held for sale	—	18,679	21,678
NOWC	$69,498	$61,621	$69,639
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
NOWC as a percentage of trailing twelve month net sales was unfavorably impacted by approximately 0.7% as of September 27, 2019 related to the April 1, 2019 acquisition of Schaffner. NOWC as a percentage of trailing twelve month net sales was favorably impacted by approximately 0.1% and 0.7% as of September 27, 2019 and December 31, 2018, respectively, related to the exit of the non-core smart utility meter subassemblies product line.
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
Capital expenditures during the nine months ended September 27, 2019 were $7.2 million on a continuing operations basis, or 2.4% of net sales. Capital expenditures for 2019 are expected to be approximately 2.0% to 2.5% of net sales, but could vary from that depending on business performance, growth opportunities, project activity and the amount of assets we lease instead of purchase. We finance our annual capital requirements with existing cash balances and funds generated from operations.
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 2019 and the Nine Months Ended September 28, 2018

	Nine Months Ended
Includes cash flow activities from both continuing and discontinued operations (in thousands)	September 27, 2019	September 28, 2018
Net cash (used in) provided by operating activities	$(15,815)	$20,015
Net cash provided by (used in) investing activities	56,391	(9,478)
Net cash used in financing activities	(5,523)	(7,492)
Effect of exchange rate changes on cash and cash equivalents	(527)	(562)
Net increase in cash and cash equivalents	34,526	2,483
Cash and cash equivalents at beginning of period	58,169	48,887
Cash and cash equivalents at end of period	$92,695	$51,370

Depreciation and amortization	$28,783	$31,657
Capital expenditures	$8,743	$9,636

Cash Flows (Used in) Provided by Operating Activities
Cash flows used in operating activities were $15.8 million for the nine months ended September 27, 2019 compared to cash flows provided by operating activities of $20.0 million for the nine months ended September 28, 2018, a decrease of $35.8 million. The decrease was primarily driven by lower operating profit across all segments principally as a result of lower sales volume for the nine months ended September 27, 2019 as compared to the nine months ended September 28, 2018. In addition, the decrease resulted from acquisition and divestiture related transaction costs of $3.8 million, changes in operating working capital of $3.6 million and a lower incentive compensation accrual as a result of lower projected attainment percentages. The decrease was partially offset by $0.7 million of cash related to dividends received from our joint venture during the nine months ended September 27, 2019.
Cash Flows Provided by (Used in) Investing
Cash flows provided by investing activities were $56.4 million for the nine months ended September 27, 2019 compared with cash used of $9.5 million for the nine months ended September 28, 2018. The increase in cash flows provided by investing activities was primarily the result of cash of $75.0 million received from the sale of the North American fiber solutions business, before transaction costs, income taxes and certain retained liabilities, and higher proceeds from disposal of property, plant, and equipment, partially offset by cash used for the acquisition of Schaffner of $11.0 million, net of cash acquired, and by lower capital expenditures of $0.9 million compared to the prior year period.

Cash Flows Used in Financing Activities
Cash flows used in financing activities were $5.5 million for the nine months ended September 27, 2019 compared with $7.5 million for the nine months ended September 28, 2018. The decrease in cash flows used in financing activities was driven by lower payments of $2.5 million on First and Second Lien Term Loans, lower payments of deferred financing costs of $0.3 million, and remittance of $0.7 million of value added tax during the first quarter of 2019 related to the December 2018 sale of our U.K. building.
Depreciation and Amortization
Depreciation and amortization totaled $28.8 million for the nine months ended September 27, 2019, compared with $31.7 million for the nine months ended September 28, 2018. Depreciation and amortization for the nine months ended September 27, 2019 is lower than the prior period primarily due to $2.3 million of accelerated intangible amortization expense recorded for a customer relationship intangible asset to reflect the exit of the non-core smart utility meter product lines in the engineered components segment during 2018 and due to the sale of the North American fiber solutions business on August 30, 2019, partially offset by $1.5 million of accelerated depreciation expense recorded in the engineered components segment during 2019.
Capital Expenditures
Capital expenditures totaled $8.7 million for the nine months ended September 27, 2019, compared with $9.6 million for the nine months ended September 28, 2018.
Contractual Obligations
There are no material changes to the disclosures regarding contractual obligations made in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2018, except for the August 30, 2019 sale of the North American fiber solutions business. The following table summarizes the contractual obligations of the Company that were previously reported in the Commitments and Contractual Obligations table in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2018 recast on a continuing operations basis.

		Payments Due by Period
(in thousands)	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt obligations under U.S. credit agreement	$382,427	$3,100	$289,440	$89,887	$—
Other long-term debt obligations	15,469	2,319	5,011	5,683	2,456
Interest payments on long-term debt obligations	85,521	30,274	49,988	5,228	31
Capital lease obligations	613	268	319	26	—
Operating lease obligations	40,644	7,403	10,388	6,530	16,323
Purchase obligations	—	—	—	—	—
Multiemployer and UK pension obligations	2,874	373	747	747	1,007
Total before other long-term liabilities	$527,548	$43,737	$355,893	$108,101	$19,817
Other long-term liabilities	16,383
Total	$543,931

Off-Balance Sheet Arrangements
As of the date of this report, other than changes related to the adoption of the new lease accounting standard as described in Note 8, “Leases” to the condensed consolidated financial statements, there are no material changes to the disclosures regarding off-balance sheet arrangements made in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2018.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K/A filed with the SEC on May 13, 2019 for the year ended December 31, 2018 and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management.

Management believes that as of September 27, 2019 and during the period from June 29, 2019 through September 27, 2019, there has been no material change to this information.
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
Currency Risk: We have manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $95.1 million, or 32%, of our sales originated in a currency other than the U.S. dollar during the first nine months of 2019. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the nine months ended September 27, 2019, sales denominated in Euros approximated $71.1 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $7.1 million, respectively, and the change in our net (loss) income would increase or decrease by approximately $1.2 million. The net assets and liabilities of our non-U.S. dollar denominated subsidiaries, which totaled approximately $148.4 million as of September 27, 2019, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ (deficit) equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive loss at September 27, 2019 resulted in an increase to shareholders’ deficit of $28.3 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled following the initial transaction date, and from the repayment of intercompany loans between subsidiaries using different currencies. We periodically identify areas where we do not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of September 27, 2019, we did not have any significant foreign currency hedging instruments in place nor did we have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of September 27, 2019, long-term debt denominated in currencies other than the USD totaled approximately $14.7 million.
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
As of September 27, 2019, we have entered into various interest rate swaps in order to mitigate a portion of the variable rate interest exposure. We are counterparty to certain interest rate swaps with a total notional amount of $210.0 million entered into in November 2015. These swaps are scheduled to mature in June 2020. Under the terms of the agreement, we swapped three month LIBOR rates for a fixed interest rate, resulting in the payment of a fixed LIBOR rate of 2.08% on a notional amount of $210.0 million. As of September 27, 2019, LIBOR exceeded 2.08%; therefore, assuming interest rates remain above 2.08%, a 25 basis point increase or decrease in interest rates would increase or decrease annual interest expense by $0.4 million.
Commodity risk: We source a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and utilize value analysis and value engineering initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of September 27, 2019, we did not have any commodity hedging instruments in place.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2019, our disclosure controls and procedures were not effective at a reasonable level of assurance, due to the material weakness in our internal control over financial reporting discussed below.
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
Remediation Plan
During the second and third quarters of 2019, in conjunction with the preparation of the interim tax provisions, the Company has enhanced the control activities related to the analysis of the recoverability of our deferred tax assets. The enhancements include (1) expanded consultation with third party specialists on complex income tax accounting matters, (2) enhanced documentation regarding the considerations and accounting guidance evaluated as part of the analysis supporting the recoverability of our deferred tax assets to allow for a more precise review process, and (3) enhanced monitoring of the review process. We believe this remediation plan will effectively remediate the material weakness, however, due to the inherent differences in the process of accounting for income taxes during an interim versus an annual period, the Company's process for remediating the material weakness will not be deemed complete until management has concluded, through testing, that such control is operating effectively in conjunction with the preparation of the Company’s tax provision for the year ended December 31, 2019.
Changes in Internal Control Over Financial Reporting
The remediation efforts related to the material weakness are considered a change in the Company’s internal control over financial reporting during the quarter ended September 27, 2019 that has materially affected the Company’s internal control over financial reporting. Except as stated above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 27, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of common stock based on the date of trade during the three months ended September 27, 2019:

2019 Fiscal Month	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29 to August 2	1,192	0.66	—	N/A
August 3 to August 30	72,251	0.50	—	N/A
August 31 to September 27	22,264	0.40	—	N/A
Total	95,707	0.48	—
(1)Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit and performance share unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (1) have the Company reduce the number of shares otherwise deliverable or (2) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the nine months ended September 27, 2019, the Company withheld 392,115 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit and performance share unit awards.
(2)The Company is not currently participating in a share repurchase program.
As disclosed in Note 14, “Shareholders’ (Deficit) Equity” of the accompanying condensed consolidated financial statements and under the heading “Liquidity and Capital Resources-Series A Preferred Stock” in MD&A, the Company paid the July 1, 2019 dividend on its Series A Preferred Stock by issuing an additional 826 shares of Series A Preferred Stock. These shares were issued in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act. Holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock initially into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate.

ITEM 6. EXHIBITS
The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description
3
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock to the Second Amended and Restated Articles of Incorporation of Jason Industries, Inc., dated as of September 1, 2019 (Incorporated by reference to Exhibit A to Exhibit 4 to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on September 4, 2019 (File No. 001-36051)).

4
Rights Agreement, dated as of September 1, 2019, by and between Jason Industries, Inc. and Continental Stock Transfer & Trust Company, as the Rights Agent (Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on September 4, 2019 (File No. 001-36051)).

10
Purchase Agreement dated as of August 11, 2019 by and among Jason Incorporated, Jason International Holdings, Inc., ACR II Motus Integrated Technologies Cooperatief U.A., Motus Pivot MX Holding B.V., Motus Holding B.V., and Motus Pivot Inc.

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

JASON INDUSTRIES, INC.

Dated: November 08, 2019	/s/ Brian K. Kobylinski
Brian K. Kobylinski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: November 08, 2019	/s/ Chad M. Paris
Chad M. Paris Senior Vice President and Chief Financial Officer (Principal Accounting Officer)