Form 10-K
period 2019-12-31
Jason Industries, Inc.
filed 2020-03-02
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value per share (traded on the OTCQX Best Market)

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12.2 million (based upon the closing price of $0.65 per share on The Nasdaq Stock Market, LLC as of such date).

There were 28,508,977 shares of common stock issued and outstanding as of February 21, 2020.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

JASON INDUSTRIES, INC.

Cautionary Note Regarding Forward-Looking Statements
Unless otherwise indicated, references to “Jason Industries,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Jason Industries, Inc. and its consolidated subsidiaries.
This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Specifically, forward-looking statements may include statements relating to our future financial performance, changes in the markets for our products, our expansion plans and opportunities, and other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.
These forward-looking statements are based on information available to us as of the date of this report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include the following:
•our ability to identify and complete strategic alternatives;
•level of demand for our products;
•competition in our markets;
•volatility in the prices of raw materials and our ability to pass along increased costs;
•our ability to successfully complete divestitures and implement restructuring plans;
•our ability to grow and manage growth profitably;
•our ability to access additional capital and/or the capital markets;
•changes in applicable laws or regulations;
•our ability to attract and retain qualified personnel;
•the impact of proposed and potential regulations related to the U.S. Tax Cuts and Jobs Act;
•the possibility that we may be adversely affected by other economic, business, trade, inflation and/or competitive factors; and
•other risks and uncertainties indicated in this report, including those discussed under “Risk Factors” in Item 1A of Part I of this report, as such may be amended or supplemented in Part II, Item 1A, “Risk Factors”, of our subsequently filed Quarterly Reports on Form 10-Q.

PART I
ITEM 1. BUSINESS
Our Business
Jason Industries, a Delaware corporation originally formed in May 2013, is a global industrial manufacturing company with significant market share positions in each of its two segments: industrial and engineered components. The Company provides critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through its global network of 23 manufacturing facilities and nine sales, administrative and/or warehouse facilities throughout the United States and 13 foreign countries. The Company has embedded relationships with long standing customers, superior scale and resources, and specialized capabilities to design and manufacture specialized products on which our customers rely. In the first quarter of 2019, as part of a review of our organizational structure, the Company made certain strategic leadership changes which required a reassessment of reportable segments. Based on this evaluation, the Company changed how it makes operating decisions, assesses performance of the business, and allocates resources. As a result of the evaluation, the Company reduced the number of operating and reportable segments from four to three: industrial, engineered components and fiber solutions. The prior year segment disclosures have been updated to conform with the current year presentation.
During 2019, the Company determined that both the North American fiber solutions business and the Metalex business within the engineered components segment met the criteria to be classified as discontinued operations. As a result, the Company’s prior period results of operations, financial position and notes to the financial statements have been recast to be presented on a continuing operations basis, except where noted. The assets and liabilities of the North American fiber solutions business and the Metalex business have been presented as held for sale for the periods prior to the sale. On August 30, 2019 and on December 13, 2019, the Company completed the divestitures of its North American fiber solutions business and its Metalex business, respectively. Previously, on August 30, 2017, the Company completed the sale of the European fiber solutions business, which did not meet the criteria for discontinued operations presentation at the time of the divestiture. As such, the results of the European fiber solutions business are presented within continuing operations through the date of the sale.
On August 12, 2019, we announced that our Board of Directors had engaged financial advisors to advise us as we conduct a process to evaluate strategic alternatives. This evaluation includes, but is not limited to, a potential sale, strategic merger, consolidation or business combination, acquisition, recapitalization, financing consisting of equity and/or debt securities, and/or a restructuring of the Company’s debt, focused on maximizing the value of the Company for its stakeholders.
The Company focuses on markets with long-term sustainable growth characteristics and where it is, or has the opportunity to become, the industry leader. The industrial segment focuses on the production of industrial brushes, polishing buffs and compounds, abrasives, and roller technology products that are used in a broad range of industrial and infrastructure applications. The engineered components segment designs, engineers, and manufactures seating products used in heavy industry (construction, agriculture, and material handling), turf care, and power sports applications.
Description of Business Segments
Our global platform encompasses a diverse group of industries, geographies and end markets. Through our business segments, we deliver an array of industrial consumables and critical manufactured components to a number of industries, including aerospace, automotive, construction, engineering, plastic, steel, hardware, welding, shipbuilding, industrial equipment, motorcycles, and lawn and turf care. The highly fragmented nature of our end markets creates growth opportunities given our established global footprint and leading share positions.
Net sales from continuing operations are distributed amongst the segments as follows:

	Year ended December 31,
	2019	2018	2017
Net sales
Industrial	59.6%	56.4%	52.4%
Engineered Components	40.4%	43.6%	41.6%
Fiber Solutions	—%	—%	6.0%
	100.0%	100.0%	100.0%
See more information regarding our segments and sales by geography within Part II, Item 8, Note 16 “Business Segments, Geographic and Customer Information” in the notes to the consolidated financial statements.

Industrial
Market/Industry Overview
The industrial segment’s product lines are comprised of industrial brushes, polishing buffs and compounds, abrasives, and roller technology products that are used in a broad range of industrial and infrastructure applications. The market for industrial products is highly fragmented with most participants having single or limited product lines and serving specific geographic markets. While the industrial business competes with numerous domestic and international companies across a variety of product lines, we do not believe that any one competitor directly competes with us on all of our product lines. We believe we are the only market participant that reaches all regions of the world. End users of industrial products are broadly diversified across many sectors of the economy. In the long-term, the industrial market is closely tied to overall growth in industrial production, which we believe has fundamental long-term growth potential.
The industrial market is also characterized by the need for sophisticated manufacturing equipment, the ability to produce a broad number of niche products and the flexibility in manufacturing operations to adapt to ever-changing customer demands and schedules. We believe entry into markets by competitors with lower labor costs, including foreign competitors, will be limited because labor is a relatively small portion of total manufacturing costs. Additionally, the cost of labor, manufacturing, shipping and logistics is dramatically rising in countries such as China and customers continue to have increasing demand for shorter lead times and lower inventory and carrying costs.
Key Products
Through the industrial business, which represented 59.6% of our 2019 revenue, we produce and supply industrial brushes, polishing buffs and compounds, abrasives, and roller technology products. Our industrial business, which operates under the Osborn name, has been in operation since 1887. Our products are used in a variety of applications with no single customer or industry accounting for a significant portion of business revenue. We have strategic facilities located globally, including production sites in low-cost locations such as China, India, Portugal, Romania and Mexico.
The industrial business is a one-stop provider of standard and customized brush, polishing, and abrasives products used across multiple industries, including aerospace, automotive, construction, engineering, plastic, steel, hardware, welding and shipbuilding, among others. Our broad product suite is composed of brush types used for a variety of applications, including material deburring, removal and cleaning, conveying and transportation systems, and thermal sealing systems. These products are marketed under the leading brand name Osborn®. Our buff products are comprised of industrial buffs and abrasives used primarily to finish parts requiring a high degree of luster and/or a satin or textured surface. In addition to manufacturing buffs, we also produce the industry’s broadest product line of buffing compounds available in liquid or bar form that are customized to specific end use requirements. Our abrasive products include cutting and grinding discs, flap discs and wheels, as well as diamond cutting wheels and tools. We also service customers with products complementing our brush, polishing, and abrasives lines, including heavy-duty idler rollers for high-capacity precision load handling.
We have representatives who reach more than 19,000 customers in approximately 112 countries worldwide. During 2019, the industrial segment derived approximately 43% of its sales from North America and the majority of the remaining revenue from Europe. We service our diverse customer base through our primary U.S. facilities in Indiana and Ohio and 12 foreign countries, including joint ventures in China and Taiwan. Our manufacturing and service locations allow us to work on a regional and local basis with customers to develop custom products and provide significant technical support, resulting in strong relationships with our top customers that average 25 years. On April 1, 2019, we acquired Schaffner Manufacturing Company, Inc., which expanded our polishing and abrasive product line offerings within North America. In addition, we have invested in state-of-the-art laboratories in Indiana and Germany to provide further technical design, testing and support capabilities for our customers.
Engineered Components
Market/Industry Overview
The engineered components segment’s product line includes motorcycle seats; operator seats for construction, agriculture, lawn and turf care and other industrial equipment markets; and seating for the power sports market, all under the Milsco brand. The market for engineered components products is comprised primarily of large domestic and international participants, who often award contracts to be the sole supplier for a particular motorcycle, riding lawn mower or other construction, agriculture or material handling platform. We believe that competitive differentiation is based mostly on innovative styling, ergonomic comfort, manufacturing flexibility, quality, price and delivery.
Motorcycle production has experienced a decline over the past several years and we believe future demand will mirror global motorcycle market trends. The construction market is closely tied to overall growth in industrial production, which we believe has long-term growth potential. Demand for lawn, turf care and power sports equipment is primarily dependent on weather and trends in personal consumption expenditures, recreational and leisure activities, and residential and commercial real estate construction and sales. The market for lawn and turf care equipment has declined in the past year due to channel inventory destocking, limited growth in U.S. housing construction, and on a long-term basis we expect it to mirror general economic conditions.
Key Products
Through the engineered components segment, which represented 40.4% of our 2019 revenue, we provide highly engineered upholstered and foam-in place static and suspension seating solutions for a variety of applications, including motorcycle, agricultural, construction, industrial, lawn and turf care, and power sports. The engineered components segment operates under the Milsco brand, which was originally established as a harness maker in 1924 and, early in its history, gained notice as the first company to put padded seating on tractors and farm equipment. Milsco has provided high-quality seats since 1934.
The engineered components segment offers a distinct vertically integrated operating model, which includes a full range of functions, such as research and development, design and engineering, manufacturing of components and final assembly. Through our broad manufacturing capabilities and high quality products, we have established longstanding relationships with our top customers, which average over 30 years.
Competitive Strengths
We believe the following key characteristics provide a competitive advantage and position us for future growth:
Established Industry Leader Across Our Businesses
Our businesses have developed leading positions across various niche markets that enhance end user’s comfort, safety and productivity. For example, in our turf care seats and polishing product lines, we believe we are more than twice the size of the next largest direct competitor. Our market share positions have created a stable platform upon which to grow and our significant brand recognition helps to sustain our market share positions. Our products are often viewed as a brand of choice for quality, dependability, value and continuous innovation. As a result, we have served many of our customers for over 25 years. Despite leading positions in many of our markets, we face competitive challenges in others. In our industrial and engineered components segments, certain of our competitors are small and family-owned, operate with lower operating expenses, have lower profit expectations and/or supply lower cost commodity products, which allows such competitors to compete with us on pricing. In our engineered components segment, specifically with respect to highly technical seats for the agricultural and construction vehicle markets, the cost to customers of switching from a current supplier’s products to ours is high, and we believe certain of our competitors have established long-term and entrenched relationships with such customers. These costs and relationships make it challenging to convince such customers to purchase products from us instead of from their existing supplier.
Superior Design & Manufacturing Solutions
We have a track record of providing customers with innovative, customized solutions through production flexibility and collaboration with their design and manufacturing teams. We have consistently refined manufacturing processes to incorporate design technologies that improve design capabilities, breadth of product offering, product quality and manufacturing efficiency.
Across our businesses, we maintain teams of engineers and designers as well as a diverse product selection in numerous geographic regions, which allows us to respond quickly to real-time customer needs. Our versatile design and manufacturing capabilities enable us to deliver differentiated and highly-customized solutions for customers by leveraging experienced engineering staff and technologically advanced manufacturing equipment. We believe our diverse product offerings and customized design and manufacturing capabilities have made us a preferred choice within many industries and an entrenched key solutions provider to customers.
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
Across our businesses, our management team is focused on enhancing product innovation, efficiency, global accessibility and competitiveness. Shared best practices serve to continually improve the processes and products that our customers depend on by delivering customized, value-added solutions across the platform. This global reach offers customers a consistent and fully integrated manufacturing partner capable of serving their needs on a global, regional and local basis.
Diverse, Global Footprint with Growing Presence in Emerging Markets
We maintain 23 global manufacturing locations, consisting of nine in the United States and 14 in foreign countries, giving us a strong international presence. Approximately 37% of our 2019 revenue from continuing operations was generated from products manufactured outside of the United States. In addition, our global presence enables us to take advantage of low-cost manufacturing at our facilities in China, India, Portugal, Romania, and Mexico and to meet the needs of local customers with operations in those regions. We continue to build upon our established presence in low-cost production locations through the expansion of owned operations and the development of joint ventures and sourcing relationships in Asia, Eastern Europe and Mexico. Our management believes that this global footprint also provides channels of organic growth through the introduction of products into new markets. Our management frequently evaluates our manufacturing, warehouse, distribution and sales locations to identify revenue enhancement opportunities, optimize production costs and ensure proximity to key customers.
Growth Strategies
We are focused on delivering long-term profitable growth through a number of avenues. Our growth initiatives are developed based on strategic plans conducted on an annual basis within each of our businesses. These plans are regularly reviewed and updated by our leadership team. As a result, we have a uniform strategy that focuses all of our resources on the following key initiatives:
Margin Growth
We are focused on continuous improvement in our profit margins through the development of higher-margin products, continued operational improvements and active product portfolio management. We anticipate our strategy of shifting toward innovative higher-value engineered products will continue to improve our pricing power and profitability. Among other initiatives, we are focused on redesigning products to reduce material costs, continuing to reduce labor-intensive manufacturing processes and reducing logistics costs, which have traditionally been a significant component of overall costs and an important consideration when choosing our strategic manufacturing locations.
We are focused on creating operational effectiveness at each of our business segments through deployment of lean principles and implementation of continuous operational improvement initiatives. While many of these activities have focused on implementing shop floor improvements, we have also targeted our selling and administrative functions in order to reduce the cost of serving our customers. We are also focused on improving profitability through an active evaluation of customer pricing and margins and a reduction in the number of parts and product variations that are produced. While these initiatives may result in lower overall sales, they are focused on creating shareholder value through higher margins and profitability, diversification, as well as lower inventory levels and working capital requirements.
We continuously evaluate our manufacturing footprint and utilization of manufacturing capacity. In recent years, we have completed or announced the consolidation of manufacturing facilities across our businesses. Reduction of fixed costs through optimization of manufacturing footprint and capacity will continue to be a driver of margin expansion and improving profitability.
Market Share Gains
While our businesses pursue growth within new and existing markets through customized strategies targeted for the markets we serve, they also are tasked with identifying and pursuing key growth opportunities through new products, geographies, sales channels and diversifying end markets served. Management believes we have the potential to increase market share due to the highly fragmented nature of our end markets. Each business has identified specific opportunities to expand market share, with associated incremental revenue targets.
Product Innovation
Management believes that our strategy of developing innovative products will position us for continued growth. Working in collaboration with key customers, the design and manufacture of customized products that deliver value will support this growth. We believe that developing new products will allow us to deepen our value-added relationships with customers, open new opportunities for revenue generation, improve pricing power and enhance profitability. We have a focused and dedicated strategy for continuous innovation, which is supported by sophisticated manufacturing capabilities and engineering expertise. Research and development costs from continuing operations incurred in the development of new products or significant improvements to existing products were $4.8 million in the year ended December 31, 2019, $2.4 million in the year ended December 31, 2018 and $3.3 million in the year ended December 31, 2017. This continued focus on innovation has driven successful new product introductions, which we believe will enable continued growth.

Acquisitions
We use acquisitions to increase revenues with existing customers and to expand revenues to both new markets and customers. We intend to pursue acquisitions that are accretive to EBITDA (earnings before interest, income taxes, depreciation and amortization) margins post-synergies, have a strategic focus that aligns with our core strategy and generate the appropriate estimated return on investment as part of our capital resource and allocation process. On April 1, 2019, we acquired Schaffner Manufacturing Company, Inc., which expanded our polishing product line offerings within North America in the industrial segment.
Customers
We have an entrenched base of blue chip customers that are leaders in their respective markets. Our customer relationships often span decades in each business. Additionally, our customer base is diversified. In our industrial segment, no customers were at or above 10% of the revenue of such segment. In our engineered components segment, two customers were at or above 10% of the revenues of such segment. No customers were at or above 10% of consolidated 2019, 2018 or 2017 revenues. In 2019, our five largest customers represented a combined 23% of 2019 revenues.
Suppliers and Raw Materials
Polyurethane foam, vinyl, plastics, steel, cloth, steel wire, and abrasive grains are the primary raw materials that we use to manufacture our products. There are a limited number of domestic and foreign suppliers of these raw materials. We generally order supplies on a purchase order basis and generally incur inbound freight charges to transport the raw materials to our production facilities. Although our contracts and long term arrangements with our customers generally do not expressly allow us to pass through increases in our raw materials, energy costs, freight charges and other inputs, we endeavor to discuss price adjustments with our customers on a case by case basis where it makes business sense. For the year ended December 31, 2019, the spend with our top three material suppliers accounted for 11% of total material spend and our largest supplier accounted for approximately 5% of total spend. We make an ongoing effort to reduce and contain raw material costs. We do not engage in raw material commodity hedging contracts, and instead attempt to reflect raw material price changes in the sale price of our products.
Seasonality
We experience seasonality of demand for our products in the engineered components segment. Due to our experience in this market, we have adapted our business operations to manage this seasonality. We also depend upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. See “Seasonality and Working Capital” in the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein for further discussion.
Employees
As of December 31, 2019, we had approximately 1,940 employees and manufactured products in 23 locations around the world. Contracts are negotiated on a local basis, significantly mitigating the risk of a company-wide or segment level work stoppage. We have approximately 235 unionized hourly employees in the United States. Additionally, approximately 730 of our employees reside in Europe where local works councils with collective bargaining or other similar agreements are common and approximately 370 of our employees reside in Mexico where collective bargaining agreements are common. We believe we have a strong relationship with our employees, including those represented by labor unions.
Environmental Matters
Our operations and facilities are subject to extensive federal, state, local and foreign laws and regulations related to pollution and the protection of the environment, health, safety and natural resources, including those governing, among other things, emissions to air, discharges to water, the use, generation, handling, storage, treatment and disposal of hazardous substances and wastes and other materials and the remediation of contaminated sites. The operation of manufacturing plants entails risks in these areas, and a failure by us to comply with applicable environmental laws and regulations, or to obtain and comply with the permits required for its operations, could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the capital or operating costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental, health and safety laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.
Compliance with environmental laws has not historically had a material adverse effect on our capital expenditures, earnings or competitive position, and we anticipate that such compliance will not have a material effect on our business or financial condition in the future.

Available Information
Our internet website address is www.jasoninc.com. We make available free of charge (other than an investor’s own internet access charges) through our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and our proxy statements, on the same day they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.
Information About Our Executive Officers
The following table sets forth information concerning our executive officers as of February 21, 2020:

Name	Age	Position
Brian K. Kobylinski	53	President, Chief Executive Officer and Chairmen of the Board of Directors
Chad M. Paris	38	Senior Vice President and Chief Financial Officer
Timm Fields	52	Senior Vice President and General Manager - Engineered Components
Keith A.Walz	52	Senior Vice President and General Manager - Industrial
Kevin Kuznicki	58	Senior Vice President, General Counsel and Secretary
John J. Hengel	61	Vice President - Finance, Treasurer and Assistant Secretary
Brian K. Kobylinski has served as President and Chief Executive Officer since December 2016, and also as Chairman of the Board of Directors since June 2018. Prior to being named Chief Executive Officer, Mr. Kobylinski served as President & Chief Operating Officer since April 8, 2016. Prior to joining Jason Industries, Mr. Kobylinski served as Executive Vice President, Energy Segment and China for Actuant Corporation based in Milwaukee, Wisconsin. During his 23 years with Actuant Corporation, Mr. Kobylinski progressed through a number of management roles, including Vice President - Industrial and Energy Segments, Vice President - Business Development and Global Business Leader - Hydratight. Mr. Kobylinski received his Masters of Business Administration from the University of Wisconsin - Madison and his Bachelors of Art from St. Norbert College.
Chad M. Paris has served as Senior Vice President and Chief Financial Officer since February 2018 and August 2017, respectively. Mr. Paris joined Jason Industries in June 2014 and worked in several financial management roles at the Company, including Vice President and Chief Financial Officer, Vice President - Finance Finishing Americas, Vice President of Investor Relations, Financial Planning and Analysis, and Director of External Reporting. Prior to joining Jason Industries, Mr. Paris was a senior manager in the audit practice at Deloitte & Touche LLP. Mr. Paris is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Paris earned a Bachelor of Business Administration degree in finance and real estate and a Master of Science degree in management, with an accounting concentration, both from the University of Wisconsin - Milwaukee.
Timm Fields has served as Senior Vice President and General Manager - Engineered Components since February 2019. Mr. Fields previously served as the Vice President and General Manager - Seating, joining Jason Industries in November 2017. Prior to joining Jason Industries, Mr. Fields held various leadership positions at Illinois Tool Works (“ITW”) from 2008 to 2017, and most recently as Vice President and General Manager of the firm’s North American Residential Construction business. Prior to ITW, Mr. Fields held various leadership roles in Sales, Marketing, Materials, and Operations for S&S Cycle, Inc. and United Conveyor Corporation. Mr. Fields holds a bachelor’s degree in Business Management with a concentration in Marketing from Valparaiso University and a Masters of Business Administration from the University of Chicago Booth School of Business.
Keith A. Walz has served as our Senior Vice President and General Manager - Industrial since February 2018. Mr. Walz previously served as the Vice President and General Manager - Finishing and Vice President of Corporate Development and Strategy, joining Jason Industries in March 2015. Prior to joining Jason Industries, Mr. Walz served as the Vice President of Corporate Development at Brady Corporation based in Milwaukee, Wisconsin. Prior to joining Brady Corporation, Mr. Walz was a founding Partner of Kinsale Capital, a private investment firm focused on control equity investments in the middle market from 2006 to 2010. Prior to forming Kinsale Capital, Mr. Walz served as Managing Director at ABN AMRO Capital. Mr. Walz holds his bachelor’s degree in finance from the University of Arkansas and a Master of Business Administration from DePaul University.
Kevin Kuznicki has served as Senior Vice President, General Counsel and Secretary since April 2018. Prior to joining Jason Industries, Mr. Kuznicki held various roles with Polycom, Carrier Access Corporation, and Adient plc/Johnson Controls International plc, and most recently served as VP and Deputy General Counsel of Adient. Mr. Kuznicki is or has been a member of the CEB Legal Leadership Council, the American Bar Association - Business Law Section, and Europe, Chicago and Colorado’s chapters of the Association of Corporate Counsel. He has been admitted to practice law in Indiana, Illinois,

Colorado, and Wisconsin. Mr. Kuznicki earned his Juris Doctorate and Bachelor of Arts in Political Science and studies in Business from Indiana University, Bloomington.
John J. Hengel has served as our Vice President - Finance, Treasurer and Assistant Secretary since June 30, 2014 and previously served as Vice President of Finance of Jason Incorporated since 1999. Prior to joining Jason Incorporated, Mr. Hengel was a director in the audit and business advisory services practice at PricewaterhouseCoopers LLP from 1992 to 1999. Mr. Hengel is a Certified Public Accountant and a member of both the American and Wisconsin Institutes of Certified Public Accountants. He holds a Bachelor of Science degree in accounting from Carroll University.

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
Risk Factors Relating to Our Business
We are exploring and evaluating strategic alternatives and there can be no assurance that we will be successful in identifying, or completing any strategic alternative or that any such strategic alternative will yield additional value for shareholders.
On August 12, 2019, we announced that our Board of Directors had engaged financial advisors to explore strategic alternatives. This process could result in, among other things, a sale of the Company and/or one or all of its business segments, a strategic merger, a consolidation or business combination, one or more asset divestitures, one or more potential acquisitions, a recapitalization, or an out-of-court or in-court restructuring of the Company’s debt, in one or more transactions, or continuing to operate with our current business plan and strategy. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying, evaluating and executing potential strategic alternatives.
The process of exploring strategic alternatives may be time consuming, costly and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition, liquidity, and results of operations could be adversely affected. Our announcement on August 12, 2019 and other announcements related to strategic alternatives may result in a perception that there is uncertainty about the future of our business and operations with customers, suppliers, and employees, regardless of the actual circumstances. Such perceptions may negatively affect our business, disrupt our operations and divert the attention of our Board of Directors, management, and employees, all of which could materially and adversely affect our business and operations. In addition, our stock price may experience periods of increased volatility as a result of such perceptions and speculation about the future of our business and operations.
We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. We do not undertake to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.
We are affected by developments in the industries in which our customers operate.
We derive our revenues largely from customers in the following industry sectors: construction, agricultural, material handling, turf care, power sports, transportation, and general industrial and infrastructure applications. Factors affecting any of these industries in general, or any of our customers in particular, could adversely affect us because our revenue growth largely depends on the continued growth of our customers’ businesses in their respective industries. These factors include:
•economic conditions in the markets in which our customers operate, in particular, the United States and Europe, including recessionary periods such as the 2008/2009 global economic downturn;
•product design changes or manufacturing process changes that may reduce or eliminate demand for the components we supply;
•technological developments that may reduce or eliminate the need for our customers’ products;
•loss of market share for our customers’ products, which may lead our customers to reduce or discontinue purchasing our products and to reduce prices, thereby exerting pricing pressure on us;
•our customers’ failure to successfully market their products, to gain or retain widespread commercial acceptance of their products or to compete effectively in their industries; and
•seasonality of demand for our customers’ products which may cause our manufacturing capacity to be underutilized for periods of time.
We expect that future sales will continue to depend on the success of our customers. If economic conditions and demand for our customers’ products deteriorate, we may experience a material adverse effect on our business, operating results, liquidity and financial condition.

Some of our business segments are cyclical. A downturn or weakness in overall economic activity can have a material negative impact on us.
Historically, sales of products that we manufacture have been subject to cyclical variations caused by changes in general economic conditions. During recessionary periods, we have been adversely affected by reduced demand for our products. In addition, the strength of the economy generally may affect the rates of expansion, consolidation, renovation and equipment replacement in the industries we serve. If economic conditions deteriorate, we may experience a material adverse effect on our business, operating results, liquidity and financial condition.
Volatility in the prices of raw materials and energy prices and our ability to pass along increased costs to our customers could adversely affect our results of operations.
The prices of raw materials critical to our business and performance, such as steel, are based on global supply and demand conditions. Certain raw materials used by us, including polyurethane foam, vinyl, plastics, steel, cloth, steel wire, and abrasive grains are only available from a limited number of suppliers, and it may be difficult to find alternative suppliers at the same or similar costs. Our material costs may also be adversely impacted by tariffs or other trade duties on imports. Although our contracts and long term arrangements with our customers generally do not expressly allow us to pass through increases in our raw materials, energy costs and other inputs to our customers, we endeavor to discuss price adjustments with our customers on a case by case basis where it makes business sense. While we strive to pass through increases in the price of raw materials to our customers (other than increases in order amounts which are subject to negotiation), we may not be able to do so in the future, and volatility in the prices of raw materials may affect customer demand for certain products. In addition, we, along with our suppliers and customers, rely on various energy sources for a number of activities connected with our business, such as the transportation of raw materials and finished products. Energy and utility prices, including electricity and water prices, and in particular prices for petroleum-based energy sources, are volatile. Increased supplier and customer operating costs arising from volatility in the prices of energy sources, such as increased energy and utility costs and transportation costs, could be passed through to us and we may not be able to increase our product prices sufficiently or at all to offset such increased costs. The impact of any volatility in the prices of energy or the raw materials on which we rely, including the reduction in demand for certain products caused by such price volatility, could result in a loss of revenue and profitability and adversely affect our results of operations, liquidity and financial condition.
Divestitures and discontinued operations could negatively impact our business, and contingent liabilities from businesses that we sell could adversely affect our financial results.
As part of our portfolio management and strategic alternatives process, we review our operations for businesses which may no longer be aligned with our strategic initiatives and long-term objectives. Divestitures pose risks and challenges that could negatively impact our business. For example, when we decide to sell a business, we may be unable to do so on satisfactory terms and within our anticipated time-frame, and even after reaching a definitive agreement to sell a business, the sale may be subject to satisfaction of pre-closing conditions, which may not be satisfied, as well as regulatory and governmental approvals, which may prevent us from completing a transaction on acceptable terms. Upon completing a divestiture, we may be subject to certain post-closing obligations or sale price adjustments such as indemnifications or working capital adjustments, and disputes may arise with buyers that negatively impact the consideration received in a divestiture. In addition, the impact of the divestiture on our revenue and net earnings may be larger than projected, which could distract management. Divestitures may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to businesses sold, such as lawsuits, tax liabilities, product liability claims or environmental matters. Under these types of arrangements, performance by the divested businesses or other conditions outside our control could affect our future financial results.
We compete with numerous other manufacturers in each of our segments and competition from these providers may affect the profitability of our business.
The industries we serve are highly competitive. We compete with numerous companies that manufacture industrial and engineered components products. Many of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, research and design and marketing resources than us. These competitors may, among others:
•respond more quickly to new or emerging technologies;
•have greater name recognition, critical mass or geographic market presence;
•be better able to take advantage of acquisition opportunities;
•adapt more quickly to changes in customer requirements;
•devote greater resources to the development, promotion and sale of their products;

•be better positioned to compete on price for their products, due to any combination of low-cost labor, raw materials, components, facilities or other operating items, or willingness to make sales at lower margins than us;
•consolidate with other competitors in the industry which may create increased pricing and competitive pressures on our business; and
•be better able to utilize excess capacity which may reduce the cost of their products or services.
Competitors with lower cost structures may have a competitive advantage when bidding for business with our customers. We also expect our competitors to continue to improve the performance of their current products or services, to reduce prices of their existing products or services and to introduce new products or services that may offer greater performance and improved pricing. Additionally, we may face competition from new entrants to the industries in which we operate. Any of these developments could cause a decline in sales and average selling prices, loss of market share of our products or profit margin compression.
In addition, our level of indebtedness and financial condition may make it difficult for us to continue to negotiate acceptable payment terms with our vendors and customers or may result in one or more of our suppliers making demand for adequate assurance, including demand for payment in advance. If we are unable to negotiate acceptable payment terms with our customers, or if material suppliers demand payment in advance, it could have a material adverse effect on our operating results, liquidity, financial condition and our competitive position, and it may also make it more difficult for us to obtain future financing.
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
The markets for our products are characterized by changing technology and evolving process development. The continued success of our business will depend upon our ability to:
•hire, retain and expand our pool of qualified engineering and technical personnel;
•maintain technological leadership in our industry;
•successfully anticipate or respond to changes in manufacturing processes in a cost-effective and timely manner; and
•successfully anticipate or respond to changes in cost to serve in a cost-effective and timely manner.
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
In order to align our resources with our growth strategies, operate more efficiently and control costs, we have periodically announced restructuring plans, which include workforce reductions, plant closures and consolidations and other cost reduction initiatives. On March 1, 2016, as part of a strategic review of organizational structure and operations, we announced a global cost reduction and restructuring program. This program was ongoing during 2017 and 2018 and was completed in 2019. In 2019, additional restructuring initiatives were identified across the business segments and we anticipate continuing to identify future actions that will result in us entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities. We may undertake additional restructuring actions and workforce reductions in the future. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned, and our operations and business may be disrupted.
We may encounter difficulties in completing or integrating acquisitions, which could adversely affect our operating results.
We expect to expand our presence in new end markets, expand our capabilities or product lines and acquire new customers, some of which may occur through acquisitions. These transactions may involve acquisitions of entire companies, portions of companies, the entry into joint ventures and acquisitions of businesses or selected assets. Potential challenges related to our acquisitions and joint ventures include:
•paying an excessive price for acquisitions and incurring higher than expected acquisition costs;
•difficulty in integrating acquired operations, systems, assets and businesses;
•difficulty in implementing financial and management controls, reporting systems and procedures;
•difficulty in maintaining customer, supplier, employee or other favorable business relationships of acquired operations and restructuring or terminating unfavorable relationships;
•ensuring sufficient due diligence prior to an acquisition and addressing unforeseen liabilities of acquired businesses;
•making acquisitions in new end markets, geographies or technologies where our knowledge or experience is limited;
•failing to realize the benefits from goodwill and intangible assets resulting from acquisitions which may result in write-downs;
•failing to achieve anticipated business volumes; and
•making acquisitions which force us to divest other businesses.
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
At December 31, 2019, goodwill and other intangible assets totaled $110.3 million, or approximately 28% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually whether there has been impairment in the value of our goodwill. If future operating performance at one or more of our reporting units were to fall below current or planned levels, we could be required to recognize a non-cash charge to operating earnings for goodwill (at our industrial reporting unit) or record an impairment charge related to other intangible assets. Given the continued significance of the Company’s goodwill and intangible assets, any additional significant goodwill or intangible asset impairment could reduce earnings and shareholders’ equity in such period and have a material adverse effect on our financial condition and results of operations.
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
Our international operations across many different jurisdictions may be subject to a number of risks specific to these countries, including:
•export duties, tariffs, import controls and trade barriers (including quotas);
•adverse trade policies or adverse changes to any of the policies of either the United States or any of the foreign jurisdictions in which we operate;
•less flexible employee relationships which can be difficult and expensive to terminate;
•labor unrest;
•political and economic instability (including war and acts of terrorism);
•inadequate infrastructure for our operations (i.e., lack of adequate power, water, transportation and raw materials);
•health concerns and related government actions;
•risk of governmental expropriation of our property;
•less favorable, or relatively undefined, intellectual property laws;
•unexpected changes in regulatory requirements and laws;
•difficulty in repatriating cash (or the cost to do so);
•longer customer payment cycles and difficulty in collecting trade accounts receivable;
•adverse changes in tax rates or regulations;
•legal or political constraints on our ability to maintain or increase prices;
•burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;
•inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction; and

•economies that are emerging or developing, that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.
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
We report our financial results in U.S. dollars. Approximately 34% of our net sales in 2019 were in currencies other than the U.S. dollar. Changes in exchange rates among other currencies, especially the Euro to the U.S. dollar, may negatively affect our net sales, cost of sales, gross profit and net income where our expenses and revenues are denominated in different currencies. We cannot predict the effect of future exchange rate fluctuations. We may from time to time use financial instruments, primarily short-term forward contracts, to hedge Euro and other currency commitments arising from foreign currency obligations. If our hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.
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
•variation in demand for or discontinuation of our customers’ products;
•our customers’ attempts to manage their inventory;
•design changes;
•changes in our customers’ manufacturing strategies; and
•acquisitions of or consolidation among customers.
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
We have labor unions at certain of our facilities. As of December 31, 2019, we had approximately 235 unionized personnel in the United States. For such employees, we have entered into collective bargaining agreements with the respective labor unions. In addition, a significant portion of our labor force at our operations in Europe are members of local works councils subject to collective bargaining or similar agreements and a significant portion of our labor force at our operations in Mexico have collective bargaining agreements. In the future, such agreements may limit our ability to contain increases in our labor costs as our ability to control future labor costs depends partly on the outcome of wage negotiations with our employees. Any future collective bargaining agreements may lead to further increases in our labor costs. Although our employees in certain other facilities are currently not unionized, there can be no assurance that they will continue to remain as such.
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
We depend on various information systems to support our customers’ requirements and to successfully manage our business, including managing orders, supplies, accounting controls and payroll. Any inability to successfully manage the procurement, development, implementation or execution of our information or communication systems and back-up systems, including matters related to system security, reliability, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business and financial performance. Such disruptions may not be covered by our business interruption insurance.
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
Natural disasters, epidemics and other events outside our control, and our inability to successfully mitigate the effects of such events, may harm our business.
Some of our facilities are located in areas that may be affected by natural disasters such as hurricanes, earthquakes, water shortages, tsunamis and floods. All facilities are subject to other natural or man-made disasters such as fires, acts of terrorism, failures of utilities and epidemics or pandemics such as the novel coronavirus COVID-19. If such an event were to occur, our business could be harmed due to the event or our inability to successfully mitigate the effects of the particular event. Potential harms include the loss of business continuity, the loss of business data and damage to infrastructure.
Our production and supply chains could be severely affected if our employees or the regions in which our facilities or suppliers are located are affected by a significant outbreak of any disease, epidemic or pandemic. For example, a facility could be closed by government authorities for a sustained period of time, some or all of our workforce could be unavailable due to quarantine, fear of catching the disease or other factors, and local, national or international transportation or other infrastructure could be affected, leading to delays or loss of production. In addition, our suppliers and customers are subject to similar risks, which could lead to a shortage of components or a reduction in our customers’ demand for our services.
We rely on a variety of common carriers to transport our materials from our suppliers, and to transport products from us to our customers. Problems suffered by any of these common carriers, whether due to a natural disaster, labor problem, act of terrorism, increased energy prices, epidemics or pandemics or some other issue, could result in shipping delays, increased costs or some other supply chain disruption and could therefore have a material adverse effect on our operations.
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
Failure of our customers to pay the amounts owed to us in a timely manner may adversely affect our financial condition, liquidity, and operating results.
We generally provide payment terms ranging from 30 to 60 days. As a result, we generate significant accounts receivable from sales to our customers, representing 18.9% and 18.5% of current assets as of December 31, 2019 and December 31, 2018, respectively. Accounts receivable from sales to customers were $33.1 million and $36.2 million as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, the largest amount owed by a single customer was approximately 5% of total accounts receivable. As of December 31, 2019, our allowance for doubtful accounts was approximately $1.1 million. If any of our significant customers have insufficient liquidity, we could encounter significant delays or defaults in payments owed to us by such customers, and we may need to extend our payment terms or restructure the receivables owed to us, which could have a significant adverse effect on our financial condition and liquidity. Any deterioration in the financial condition or liquidity of our customers will increase the risk of uncollectible receivables. Global economic uncertainty could also affect our customers’ ability to pay our receivables in a timely manner or at all or result in customers going into bankruptcy or reorganization proceedings, which could also affect our ability to collect our receivables.
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
An increase in the level of indebtedness could, among other things:
•make it difficult for us to obtain financing in the future for working capital, capital expenditures, debt service requirements, acquisitions or other purposes;
•limit our flexibility in planning for or reacting to changes in our business;
•affect our ability to pay dividends;
•make us more vulnerable in the event of a downturn in our business; and
•affect certain financial covenants with which we must comply in connection with our credit facilities.
Additionally, a further equity issuance could dilute the ownership interest of existing stockholders.
Risk Factors Relating to Our Indebtedness
We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our results of operations, liquidity and financial condition.
We have approximately $389.0 million of indebtedness as of December 31, 2019, consisting of $374.3 million in U.S. term loans, $13.9 million in borrowings under existing non-U.S. debt agreements, and $0.8 million of finance leases. Net leverage, defined as total indebtedness less cash divided by Adjusted EBITDA, was 12.0x as of December 31, 2019.
Our indebtedness and leverage could have important consequences to our investors, including, but not limited to:
•increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;
•requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal, and interest on our indebtedness, thereby reducing our liquidity and reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures or other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate;
•placing us at a competitive disadvantage as compared to our competitors that are not as highly leveraged
•limiting our ability to borrow additional funds and increasing the cost of any such borrowing; and
•limiting our access to traditional credit markets to complete a refinancing of our debt prior to its maturity.
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

In connection with the August 30, 2019 sale of the North American fiber solutions business, we received net cash proceeds, as defined by the Senior Secured Credit Facilities, of $62.6 million, of which $57.6 million was remaining after permitted reinvestments as of December 31, 2019. We intend to continue to reinvest these net proceeds as permitted under the terms of the Senior Secured Credit Facilities; therefore, no mandatory prepayment is anticipated at this time. To the extent that there are net proceeds that are not reinvested within twelve months of receipt, or within 180 days of a contractual commitment if such commitment is made during the twelve month period, a mandatory prepayment will be required.
We have substantial interest expense on our debt and our credit ratings are below “investment grade.” As of December 31, 2019, our First Lien U.S. term loan of $284.4 million matures on June 30, 2021, and our Second Lien U.S. term loan of $89.9 million matures on June 30, 2022. We may be unable to access capital to refinance our debt. If we are able to access capital, alternative capital sources may be more costly than our existing borrowings. Refinancing our debt on less favorable terms than in the existing credit facility could have a significant impact on our cash flow from operations.
To the extent that our access to credit is restricted because of our own performance or conditions in the capital markets generally, our financial condition would be materially adversely affected. Our level of indebtedness may make it difficult to service our debt and may adversely affect our ability to obtain additional financing, use operating cash flow in other areas of our business or otherwise adversely affect our operations. This could result in, among other things, a sale of the Company and/or one or both of our business segments, asset divestitures, a recapitalization, or an out-of-court or in-court restructuring of the Company’s debt.
Our Senior Secured Credit Facilities contain restrictive covenants that may impair our ability to conduct business.
The Senior Secured Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of Jason Incorporated and its Restricted Subsidiaries (as defined in the Senior Secured Credit Facilities) to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business, in each case, subject to certain limited exceptions. To comply with these covenants, Jason Incorporated and its Restricted Subsidiaries are limited in the amount of cash that can be distributed to us in the form of dividends, loans or other distributions.
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations (letters of credit in excess of $5.0 million) exceeds $10 million at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio. As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our Senior Secured Credit Facilities and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants, which may adversely affect our financial condition.
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
The market price of our common stock may decline.
Fluctuations in the price of our common stock could contribute to the loss of all or part of your investment. Trading in our common stock has been limited. Any of the factors listed below could have a material adverse effect on your investment and our common stock may trade at prices significantly below the price you paid for it. In such circumstances, the trading price of our common stock may not recover and may experience a further decline.
Factors affecting the trading price of our common stock may include:
•actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or our markets in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•our ability to refinance our debt maturities;
•the outcome of our strategic alternatives process;
•the volume of common stock available for public sale;
•any major change in our board or management;
•sales of substantial amounts of our common stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and
•general economic and political conditions such as recession; interest rate, fuel price, and international currency fluctuations; and acts of war or terrorism.
As of December 31, 2019, there were 28,508,977 shares of our common stock issued and outstanding. As of January 14, 2020, our common stock trades on the OTCQX Best Market. Our stock is thinly traded (approximately 1.0%, or 286,000 shares, of our stock traded on an average daily basis during the year ended December 31, 2019), and you may have difficulty in selling your shares.
There is currently no market for our Series A Preferred Stock and it is unlikely one will develop. If an active market develops, the trading price of our Series A Preferred Stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control.
Many of the factors listed above are beyond our control. In addition, broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our common stock, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress the price of our securities regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
At January 31, 2020, Mr. Nelson Obus, one of our directors and, through Wynnefield Partners Small Cap Value LP and various other entities, one of our largest shareholders, beneficially owned approximately 18.4% of our outstanding shares of common stock. In addition, at January 31, 2020, Mr. Jeffry N. Quinn, one of our directors and largest shareholders, beneficially owned approximately 10.6% of our outstanding shares of common stock. As a result, pursuant to our bylaws and applicable laws and regulations, Messrs. Obus and Quinn, together with our executive officers and other directors, are able to exercise significant influence over our company, including, but not limited to, any shareholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our bylaws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.
A significant number of additional shares of our common stock may be issued upon the exercise or conversion of existing securities, which issuances would substantially dilute existing shareholders and may depress the market price of our common stock.
As of January 31, 2020, there were 28,508,977 shares of our common stock outstanding. In addition, (i) 5,197,700 shares of common stock can be issued upon conversion of our Series A Preferred Stock, which includes 1,629,839 shares of common stock potentially issuable upon conversion of additional shares of Series A Preferred Stock received as dividends over the next five years and assumes that the conversion ratio is not adjusted, and (ii) 5,137,597 shares of common stock are available for future issuance under our 2014 Omnibus Incentive Plan. From time to time, we may seek to obtain Board of Directors approval for additional future issuances of common stock. The issuance of shares of common stock would substantially dilute the proportionate ownership and voting power of existing security holders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.
Anti-takeover provisions contained in our certificate of incorporation and bylaws, our Shareholder Rights Agreement, the increased conversion rate triggered by a “fundamental change”, as well as provisions of Delaware law, could impair a takeover attempt.
Our second amended and restated certificate of incorporation (the “certificate of incorporation”) and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our Board of Directors. These provisions include:
•no cumulative voting in the election of directors, which limits the ability of minority shareholders to elect director candidates;
•the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death, or removal of a director, which prevents shareholders from being able to fill vacancies on our Board of Directors;
•the ability of our Board of Directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without shareholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•a prohibition on shareholder action by written consent, which forces shareholder action to be taken at an annual or special meeting of our shareholders;
•the requirement that a special meeting of shareholders may be called only by the chairman of the Board of Directors, the chief executive officer, or the Board of Directors, which may delay the ability of our shareholders to force consideration of a proposal or to take action, including the removal of directors;
•limiting the liability of, and providing indemnification to, our directors and officers;
•controlling the procedures for the conduct and scheduling of shareholder meetings;
•providing that directors may be removed prior to the expiration of their terms by shareholders only for cause; and

•advance notice procedures that shareholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a shareholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.
These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in our Board of Directors and management.
Our Board of Directors adopted a Shareholder Rights Agreement on September 1, 2019 that, in general terms, works by imposing a significant penalty upon any person or group which acquires 30% or more of our outstanding common stock without the approval of our Board of Directors. The existence of this Shareholder Rights Agreement could discourage a potential acquirer, including potential acquirers that otherwise seek a transaction with us that would be attractive. In addition, the increased conversion rate of the Series A Preferred Stock into shares of our common stock that would be triggered by a “fundamental change” (as defined in the Certificate of Designations, Preferences, Rights and Limitations of the Series A Preferred Stock (the “Certificate of Designations”)) could also discourage a potential acquirer, including potential acquirers that otherwise seek a transaction with us that would be attractive.
As a Delaware corporation, we are also subject to provisions of Delaware law including Section 203 of the Delaware General Corporation Law, which prevents some shareholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.
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
As of January 31, 2020, we have no direct operations and no significant assets other than the indirect ownership of Jason Incorporated. We depend on Jason Incorporated for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our preferred stock and common stock. Legal and contractual restrictions in agreements governing our senior secured credit facilities and future indebtedness of Jason Incorporated, as well as the financial condition and operating requirements of Jason Incorporated, may limit our ability to obtain cash from Jason Incorporated. As of December 31, 2019, Jason Incorporated and its Restricted Subsidiaries are not currently able to distribute cash to Jason Industries, Inc. in accordance with the restricitions of the Credit Agreements. The earnings from, or other available assets of, Jason Incorporated may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy its other financial obligations. In addition, the terms of our Series A Preferred Stock may from time to time prevent us from paying cash dividends on our common stock.
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
Further, even if adequate surplus is available to pay dividends on the Series A Preferred Stock, we may not have sufficient cash to pay cash dividends on the Series A Preferred Stock. Even if we do have sufficient cash to pay dividends, our capital allocation strategy may result in the Company electing to pay dividends in additional shares of Series A Preferred Stock. We have in the past, and may elect in the future, to pay dividends on the Series A Preferred Stock in shares of additional Series A Preferred Stock; however, our ability to pay dividends in shares of our Series A Preferred Stock may be limited by the number of shares of Series A Preferred Stock we are authorized to issue under our certificate of incorporation. As of January 1, 2020, we had 43,950 shares of our Series A Preferred Stock issued and outstanding out of 100,000 authorized shares.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2019, we owned or leased the following facilities:

	Number of Locations				Square Footage
	Manufacturing	Warehouse	Sales / Distribution / Admin	Total	Owned	Leased	Total
Industrial	19	—	4	23	582,420	601,880	1,184,300
Engineered Components	5	2	2	9	164,000	555,045	719,045
Corporate	—	—	1	1	—	19,000	19,000
	24	2	7	33	746,420	1,175,925	1,922,345
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest facilities are located in the United States, Mexico and Germany. We also maintain a presence in China, France, India, Portugal, Romania, Singapore, Spain, Sweden, Taiwan, Ireland and the United Kingdom. In 2019, we closed a manufacturing facility in Jackson, Mississippi in the industrial segment and the sale of the facility was completed on February 7, 2020. See Note 10 “Leases” in the notes to the consolidated financial statements for information regarding our lease commitments.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are subject to litigation incidental to its business, as well as other litigation of a non-material nature in the ordinary course of business. See Note 17, “Commitments and Contingencies” under the heading “Litigation Matters” in the notes to the consolidated financial statements for further information.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Until January 14, 2020, our common stock was traded on the Nasdaq Stock Market under the symbol “JASN.” As of January 14, 2020, our common stock now trades on the OTCQX Best Market under the symbol “JASN.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no established trading market for the Series A Preferred Stock, but the shares trade in the over the counter market under the symbol “JSSNP.”
Holders
As of December 31, 2019, there were 28,508,977 shares of common stock outstanding, held of record by 76 holders, and 43,950 shares of Series A Preferred Stock outstanding held of record by 5 holders, which includes 860 shares of Series A Preferred Stock issued on January 1, 2020. The number of record holders of our common stock and Series A Preferred Stock does not include DTC participants or beneficial owners holding shares through nominee names.
Dividends
We have not paid any dividends on our common stock to date. It is our present intention to retain any earnings for use in our business operations and, accordingly, we do not anticipate the Board of Directors declaring any dividends in the foreseeable future on our common stock. In addition, certain of our loan agreements restrict the payment of dividends and the terms of our Series A Preferred Stock may from time to time prevent us from paying cash dividends on our common stock.
Recent Issuer Purchases of Equity Securities
The following table contains detail related to the repurchase of common stock based on the date of trade during the three months ended December 31, 2019:

2019 Fiscal Month	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28 to October 31	—	—	—	N/A
November 1 to November 29	2,421	0.17	—	N/A
November 30 to December 31	21,187	0.22	—	N/A
Total	23,608	0.21	—
(1) Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit and performance share unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (1) have the Company reduce the number of shares otherwise deliverable or (2) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the year ended December 31, 2019, the Company withheld 415,723 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit and performance share unit awards.
(2) The Company is not currently participating in a share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017 have been derived from Jason Industries’ audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The selected financial data as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015 have been derived from the Company’s financial records.
During 2019, the Company determined that both the North American fiber solutions business and the Metalex business met the criteria to be classified as discontinued operations. As a result, the Company’s historical results of operations, financial position and notes to financial statements have been recast to be presented on a continuing operations basis, except where noted. The assets and liabilities of the North American fiber solutions and the Metalex businesses have been presented as held for sale for periods prior to the sale. On August 30, 2019, the Company completed the divestiture of the North American fiber solutions business, which represented the remaining component of the fiber solutions segment. Previously, on August 30, 2017, the Company completed the sale of the European fiber solutions business, which did not meet the criteria for discontinued operations presentation at the time of the divestiture and the results of operations and financial position are included in continuing operations through the date of the sale. On December 13, 2019, the Company completed the sale of the Metalex business within the engineered components segment.
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

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Statement of Operations Data:
Net sales	$337,897	$367,959	$382,096	$390,239	$396,291
Cost of goods sold	263,291	277,852	295,076	303,879	305,023
Gross profit	74,606	90,107	87,020	86,360	91,268
Selling and administrative expenses	78,200	78,752	77,611	86,731	98,792
Impairment charges	—	—	—	4,002	94,126
Loss (gain) on disposals of property, plant and equipment-net	303	(1,318)	(320)	837	(66)
Restructuring	3,954	877	2,475	5,307	1,883
Operating (loss) income	(7,851)	11,796	7,254	(10,517)	(103,467)
Interest expense-net	(32,978)	(33,277)	(32,951)	(31,771)	(31,810)
Gain on extinguishment of debt	—	—	2,201	—	—
Equity income	316	1,024	952	681	884
Loss on divestiture	—	—	(8,730)	—	—
Other income-net	1,098	758	258	874	95
Loss from continuing operations before income taxes	(39,415)	(19,699)	(31,016)	(40,733)	(134,298)
Tax provision (benefit)	4,016	(5,046)	(15,614)	(11,340)	(30,005)
Net loss from continuing operations	(43,431)	(14,653)	(15,402)	(29,393)	(104,293)
Net (loss) income from discontinued operations, net of tax	(38,177)	1,493	10,929	(41,916)	17,251
Net loss	$(81,608)	$(13,160)	$(4,473)	$(71,309)	$(87,042)
Less net gain (loss) attributable to noncontrolling interests	—	—	5	(4,074)	(12,584)
Net loss attributable to Jason Industries	$(81,608)	$(13,160)	$(4,478)	$(67,235)	$(74,458)
Accretion of preferred stock dividends and redemption premium	3,347	4,070	3,783	3,600	3,600
Net loss allocable to common shareholders of Jason Industries	$(84,955)	$(17,230)	$(8,261)	$(70,835)	$(78,058)

Basic and diluted net (loss) income per share allocable to common shareholders of Jason Industries:
Net loss per share from continuing operations	$(1.64)	$(0.68)	$(0.74)	$(1.29)	$(4.31)
Net (loss) income per share from discontinued operations	(1.34)	0.06	0.42	(1.86)	0.78
Basic and diluted net loss per share	$(2.98)	$(0.62)	$(0.32)	$(3.15)	$(3.53)

Weighted-average shares outstanding: Basic and diluted	28,484	27,595	26,082	22,507	22,145

	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$84,526	$46,698	$38,840	$34,247	$24,059
Right-of-use operating lease assets	20,910	—	—	—	—
Total assets	387,101	503,597	546,323	583,836	697,092
Current portion of operating lease liabilities	4,275	—	—	—	—
Long-term operating lease liabilities	19,136	—	—	—	—
Long-term debt	378,950	386,101	389,697	414,841	421,545
Total liabilities	477,960	511,380	540,639	586,978	612,098
Total stockholders’ (deficit) equity	(90,859)	(7,783)	5,684	(3,142)	84,994

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements for the years ended December 31, 2019, 2018 and 2017, including the notes thereto, included elsewhere in this Annual Report on Form 10-K. The Company’s actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item IA or in other parts of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular EBITDA and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These non-GAAP financial measures are being presented because management believes that they provide readers with additional insight into the Company’s operational performance relative to its competitors. EBITDA and Adjusted EBITDA are key measures used by the Company to evaluate its performance. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this MD&A should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of EBITDA and Adjusted EBITDA to net income, the most comparable GAAP measure, are provided in this MD&A.
Fiscal Year
Our fiscal year ends on December 31. Throughout the year, we report our results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2019, our fiscal quarters were comprised of the three months ended March 29, June 28, September 27 and December 31. In 2018, our fiscal quarters were comprised of the three months ended March 30, June 29, September 28, and December 31.
Overview
We are a global industrial manufacturing company with significant market share positions in each of our two segments: industrial and engineered components. We provide critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through our global network of 23 manufacturing facilities and nine sales, administrative and/or warehouse facilities throughout the United States and 13 foreign countries. We have embedded relationships with long standing customers, superior scale and resources, and specialized capabilities to design and manufacture specialized products on which our customers rely. In the first quarter of 2019, as part a review of our organizational structure, we made certain strategic leadership changes which required a reassessment of reportable segments. Based on this evaluation, we changed how we make operating decisions, assess performance of the business, and allocate resources. As a result, we reduced the number of operating and reportable segments from four to three: industrial, engineered components and fiber solutions. The prior year disclosures have been updated to conform with the current year presentation.
During the year ended December 31, 2019, we determined that both the North American fiber solutions and Metalex businesses met the criteria to be classified as discontinued operations. As a result, our prior period results of operations and financial position have been recast to be presented on a continuing operations basis, except where noted. The assets and liabilities of the North American fiber solutions and Metalex businesses have been presented as held for sale for periods prior to the sale. On August 30, 2019, we completed the divestiture of our North American fiber solutions business, within the fiber solutions segment. Previously, on August 30, 2017, we completed the sale of the European fiber solutions business, which did not meet the criteria for discontinued operations presentation at the time of the divestiture and the results of operations and financial position are included in continuing operations through the date of the sale. On December 13, 2019, we completed the sale of our Metalex business within the engineered components segment.
On April 1, 2019, we acquired Schaffner Manufacturing Company, Inc. (“Schaffner”), which manufactures high-quality polishing and finishing products. These products are manufactured and distributed by the industrial segment.
We focus on markets with long-term sustainable growth characteristics and where we are, or have the opportunity to become, the industry leader. Our industrial segment, formerly the finishing segment, focuses on the production of industrial brushes, polishing buffs and compounds, abrasives, and roller technology products that are used in a broad range of industrial and infrastructure applications. The engineered components segment, the former seating segment, designs, engineers, and manufactures seating products used in heavy industry (construction, agriculture, and material handling), turf care, and power sports applications.
On August 12, 2019, we announced that our Board of Directors had engaged financial advisors to advise us as we conduct a process to evaluate strategic alternatives. This evaluation includes, but is not limited to, a potential sale, strategic merger, consolidation or business combination, acquisition, recapitalization, financing consisting of equity and/or debt securities, and/or a restructuring of the Company’s debt, focused on maximizing the value of the Company for its stakeholders.
During the years ended December 31, 2019, 2018 and 2017, approximately 37%, 40% and 43%, respectively, of our sales were derived from customers outside the United States. As a diversified, global business, our operations are affected by worldwide, regional and industry-specific economic and political factors. Our geographic and industry diversity, as well as the wide range of our products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for our Company. Our individual businesses monitor key competitors and customers, including, to the extent possible, their sales, to gauge relative performance and the outlook for the future.
General Market Conditions and Trends; Business Performance and Outlook
Demand for our products declined in 2019 when compared with 2018, with lower sales in both our industrial and engineered components segments. Demand was higher in 2018 when compared with 2017, with higher sales in both our industrial and engineered components segments.
Demand in our industrial segment is largely dependent upon overall industrial production levels in the markets it serves. We believe that gross domestic product (“GDP”) and industrial production levels in our served markets will grow modestly in the near term. However, if there is no growth, or if GDP or production levels do not increase or shrink, there could be reduced demand for the industrial segment’s products, which would have a material negative impact on the industrial segment’s net sales and/or income from continuing operations.
The engineered components segment is principally impacted by demand from U.S.-based original equipment manufacturers serving the motorcycle, lawn and turf care, construction, material handling, agricultural and power sports market segments. In recent years, power sports production and the lawn and turf care equipment market have contracted, and global construction activity has been stable. We believe that, in the near term, the lawn and turf care industry will stabilize, and the power sports, construction and agriculture equipment and motorcycle industry will soften. However, if such industries weaken more than anticipated, there could be reduced demand for the engineered components segment’s products, which would have a material negative impact on the engineered components segment’s net sales and/or income from continuing operations.
We expect overall market conditions to remain challenging due to macro-economic uncertainties and monetary, fiscal, and trade policies of countries where we do business. While individual businesses and end markets continue to experience volatility, we expect to benefit as general economic conditions in North America and Western Europe are expected to experience modest growth. Regarding economic conditions, as discussed above, we expect the following in the near term:
•modest global GDP growth;
•slowing global industrial production;
•continued lower demand in the motorcycle industry;
•slowing demand in the construction and agriculture industries; and
•stabilizing demand in the lawn and turf care market.
Strategic Initiatives
Our strategic initiatives support an overall capital allocation strategy that focuses on decreasing leverage through maximizing earnings and operating cash flow. The Company continues to identify restructuring activities designed to expand Adjusted EBITDA margins. To achieve this target, our strategic initiatives include:
Continued footprint rationalization - We serve our customers through a global network of manufacturing facilities, sales offices, warehouses and joint venture facilities throughout the United States and 13 foreign countries. Our geographic footprint has evolved over time with a focus on maximizing geographic coverage while optimizing costs. Over the past several years, we have closed several facilities in higher cost, mature markets and shifted production to lower cost regions such as Mexico, India and Eastern Europe. We continuously evaluate our manufacturing footprint and utilization of manufacturing capacity. In recent years, we have completed or announced the consolidation of manufacturing facilities across our businesses. Reduction of fixed costs through optimization of manufacturing footprint and capacity will continue to be a driver of margin expansion and improving profitability.
In 2019 in the industrial segment, we closed a manufacturing facility in Jackson, Mississippi that was acquired with Schaffner, shifting production to available capacity in our other facilities. We have accelerated the consolidation of Schaffner’s remaining three plants in Pittsburgh, Pennsylvania and Northville and Livonia, Michigan. In 2018, we closed the United Kingdom manufacturing facility in the engineered components segment. We believe that geographic proximity to existing and potential customers provides logistical efficiencies, as well as important strategic and cost advantages, and have also taken steps to realign our footprint. We anticipate that costs associated with any future rationalization activities, as well as the capital required for any new facilities, will be funded by existing cash balances and funds generated from operating activities.
Margin Expansion - We are focused on creating operational effectiveness at each of our business segments through deployment of lean principles and implementation of continuous operational improvement initiatives. While many of these activities have focused on implementing shop floor improvements, we have also targeted our selling and administrative functions in order to reduce the cost of serving our customers. We are also focused on improving profitability through an active evaluation of customer pricing and margins and a reduction in the number of parts and product variations that are produced. While these initiatives may result in lower overall sales, they are focused on creating shareholder value through higher margins and profitability, as well as lower inventory levels and working capital requirements.
Acquisitions - We use acquisitions to increase revenues with existing customers and to expand revenues to both new markets and customers. We intend to pursue acquisitions that are accretive to EBITDA (earnings before interest, income taxes, depreciation and amortization) margins post-synergies, have strategic focus that aligns with our core strategy and generate the appropriate estimated return on investment as part of our capital resource and allocation process.
In 2019, we acquired Schaffner, which manufactures high-quality polishing and finishing products. These products are manufactured and distributed by the industrial segment. During the year ended December 31, 2019, the industrial segment’s net sales had a 6.9% positive impact from the Schaffner acquisition.
Product Innovation - During the past several years, our research and development activities have placed more focus on developing new products that are of higher value to our customers with superior performance over alternative and competitive products, thereby providing customers with a better value proposition. We believe that developing new and innovative products will allow us to deepen our value-added relationships with customers, open new opportunities for revenue generation, enhance pricing power and improve margins. This strategy has been particularly effective in our engineered components segment where new cut and sew products have been developed to capitalize on industry trends.
Factors that Affect Operating Results
Our results of operations and financial performance are influenced by a number of factors, including the timing of new product introductions, general economic conditions and customer buying behavior. Our business is complex, with multiple segments serving a broad range of industries worldwide. We have manufacturing and sales facilities around the world, and we operate in numerous regulatory and governmental environments. Comparability of future results could be impacted by any number of unforeseen issues.
Key Events
In addition to the factors described above, the following strategic and operational events, which occurred during the years ended December 31, 2019, 2018 and 2017, affected our results of operations:
Divestitures. On December 13, 2019 we completed the divestiture of the Metalex business within the engineered components segment for a net purchase price of $5.9 million. On August 30, 2019, we completed the divestiture of the North American fiber solutions business for a net purchase price of $78.6 million. On August 30, 2017, we completed the divestiture of the European operations within the fiber solutions segment located in Germany (“Acoustics Europe”) for a net purchase price of $8.1 million. See Note 2, “Discontinued Operations and Divestitures” in the consolidated financial statements for further discussion.
Acquisitions. On April 1, 2019, we acquired Schaffner, which manufactures high-quality polishing and finishing products, for a purchase price of $11.0 million. These products are manufactured and distributed by the industrial segment. During the year ended December 31, 2019, the industrial segment’s net sales had a 6.9% positive impact from the Schaffner acquisition. The acquisition was accounted for as a business combination. The operating results and cash flows of Schaffner are included in the Company’s consolidated financial statements from April 1, 2019, the date of the acquisition.
Tax Cuts and Jobs Act. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act also added many new provisions including changes to bonus depreciation and the deductions for executive compensation and interest expense, among others. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. See further discussion of the Tax Reform Act within “Consolidated Results of Operations” below.

Key Financial Definitions
Net sales. Net sales reflect the sales of our products net of allowances for variable consideration, including rebates, discounts and product returns. Several factors affect net sales in any period, including general economic conditions, weather conditions, the timing of acquisitions and divestitures and the purchasing habits of our customers.
Cost of goods sold. Cost of goods sold includes all costs of manufacturing the products we sell. Such costs include direct and indirect materials, direct and indirect labor costs, including fringe benefits, supplies, utilities, depreciation, facility rent, insurance, pension benefits and other manufacturing related costs. The largest component of cost of goods sold is the cost of materials, which represents 46% of net sales for the year ended December 31, 2019. Fluctuations in cost of goods sold are caused primarily by changes in sales levels, changes in the mix of products sold, productivity of labor, and changes in the cost of raw materials. In addition, following acquisitions, cost of goods sold will be impacted by step-ups in the value of inventories required in connection with the accounting for acquired businesses.
Selling and administrative expenses. Selling and administrative expenses primarily include the cost associated with our sales and marketing, finance, human resources, administration, engineering and technical services functions. Certain corporate level administrative expenses such as payroll and benefits, incentive compensation, travel, accounting, auditing, legal, and other professional advisor fees and certain other expenses are kept within our corporate results and not allocated to our business segments.
Impairment charges. As required by GAAP, when certain conditions or events occur, we recognize impairment losses to reduce the carrying value of goodwill, other intangible assets and property, plant and equipment to their estimated fair values.
(Loss) gain on disposals of property, plant and equipment - net. In the ordinary course of business, we dispose of fixed assets that are no longer required in our day to day operations with the intent of generating cash from those sales.
Restructuring. In the past several years, we have made changes to our worldwide manufacturing footprint to reduce our fixed cost base. These actions have resulted in employee severance and other related charges, changes in our operating cost structure, movement of manufacturing operations and product lines between facilities, exit costs for consolidation and closure of plant facilities, employee relocation and contract termination costs. It is likely that we will incur such costs in future periods as well. These operational changes and restructuring costs affect comparability between periods and segments.
Interest expense—net. Interest expense-net consists of interest paid to our lenders under our worldwide credit facilities, cash paid or received on interest rate hedge contracts and amortization of deferred financing costs net of interest income earned on cash and cash equivalents.
Gain on extinguishment of debt. Gain on extinguishment of debt primarily consists of gains recorded related to the repurchases of second lien term loan debt, net of the associated write-off of previously unamortized debt discount and deferred financing costs on the second lien term loans related to the extinguishment.
Equity income. We maintain non-controlling interests in Asian joint ventures that are part of our industrial segment and record a proportional share in the earnings of these joint ventures as required by GAAP. The amount of equity income recorded is dependent upon the underlying financial results of the joint ventures.
Loss on divestiture. On August 30, 2017, we completed the divestiture of our Acoustics Europe business. The loss on divestiture relates to the excess of the net assets of the business over the sales price less costs to sell and recognition of cumulative foreign currency translation adjustments upon closing of the divestiture.
Other income—net. Other income is principally comprised of royalty income received from non-U.S. licensees, the employee benefit plan non-service cost components of net periodic benefit costs, and other non-recurring non-operational items.
Tax (benefit) provision. Our tax (benefit) provision is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are different than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, tax minimization planning and our ability to utilize various tax credits and net operating loss carryforwards. Income tax expense also includes the impact of provision to return adjustments, changes in valuation allowances and changes in reserve requirements for unrecognized tax benefits. In 2017, 2018 and 2019, the income tax benefit was also impacted by the provisions of the Tax Reform Act.
Accretion of preferred stock dividends and redemption premium. We record accretion of preferred stock dividends to reflect cumulative dividends on our preferred stock. The redemption premium relates to the exchange of Series A Preferred Stock for common stock of Jason Industries, Inc. and represents the excess of the exchange conversion rate over the agreement conversion rate. The accretion amounts are subtracted from net loss to arrive at the net loss allocable to common shareholders for the purposes of calculating the Company’s net loss per share allocable to common shareholders.

General Factors Affecting the Results of Operations
Foreign exchange. We have a significant portion of our operations outside of the U.S. As such, the results of our operations are based on currencies other than the U.S. dollar. Changes in foreign currency exchange rates influence our financial results, and therefore the ability to compare results between periods and segments.
Seasonality. Our engineered components segment is subject to seasonal variation due to the markets it serves and the stocking requirements of its customers. The peak season has historically been during the period from November through May. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and customer warehouses. There are, however, variations in the seasonal demands from year to year depending on weather, customer inventory levels, and model year changes. This seasonality and annual variations of this seasonality could impact the ability to compare results between time periods.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(in thousands)
Net sales	$337,897	$367,959	$382,096
Cost of goods sold	263,291	277,852	295,076
Gross profit	74,606	90,107	87,020
Selling and administrative expenses	78,200	78,752	77,611
Loss (gain) on disposals of property, plant and equipment-net	303	(1,318)	(320)
Restructuring	3,954	877	2,475
Operating (loss) income	(7,851)	11,796	7,254
Interest expense-net	(32,978)	(33,277)	(32,951)
Gain on extinguishment of debt	—	—	2,201
Equity income	316	1,024	952
Loss on divestiture	—	—	(8,730)
Other income-net	1,098	758	258
Loss from continuing operations before income taxes	(39,415)	(19,699)	(31,016)
Tax provision (benefit)	4,016	(5,046)	(15,614)
Net loss from continuing operations	(43,431)	(14,653)	(15,402)
Net (loss) income from discontinued operations, net of tax	(38,177)	1,493	10,929
Net loss	$(81,608)	$(13,160)	$(4,473)
Less net gain (loss) attributable to noncontrolling interests	—	—	5
Net loss attributable to Jason Industries	$(81,608)	$(13,160)	$(4,478)
Accretion of preferred stock dividends and redemption premium	3,347	4,070	3,783
Net loss allocable to common shareholders of Jason Industries	$(84,955)	$(17,230)	$(8,261)

Total other comprehensive (loss) income	$(5,072)	$(3,383)	$12,232
Other financial data: (1)

(in thousands, except percentages)	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase/(Decrease)
			$	%
Consolidated
Net sales	$337,897	$367,959	$(30,062)	(8.2)%
Net loss from continuing operations	(43,431)	(14,653)	28,778	196.4
Net loss from continuing operations as a % of net sales	12.9%	4.0%	890 bps
Adjusted EBITDA from continuing operations	24,818	36,661	(11,843)	(32.3)
Adjusted EBITDA from continuing operations as a % of net sales	7.3%	10.0%	(270) bps

	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase/(Decrease)
(in thousands, except percentages)			$	%
Consolidated
Net sales	$367,959	$382,096	$(14,137)	(3.7)%
Net loss from continuing operations	(14,653)	(15,402)	(749)	(4.9)
Net loss from continuing operations as a % of net sales	4.0%	4.0%	— bps
Adjusted EBITDA from continuing operations	36,661	32,615	4,046	12.4
Adjusted EBITDA from continuing operations as a % of net sales	10.0%	8.5%	150 bps
(1) Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for our definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Net sales. Net sales were $337.9 million for the year ended December 31, 2019, a decrease of $30.1 million, or 8.2%, compared with $368.0 million for the year ended December 31, 2018, reflecting decreased net sales in the engineered components segment of $23.9 million and the industrial segment of $6.1 million. The decrease of $6.1 million includes $14.4 million of incremental net sales as a result of the April 1, 2019 Schaffner acquisition.
See “Segment Financial Data” within this Item 7, “Management’s Discussion and Analysis”, for further discussion on net sales for each segment.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $7.0 million on consolidated net sales during the year ended December 31, 2019 compared with 2018, negatively impacting the industrial segment’s net sales by $7.0 million. This was due principally to the net strengthening of the U.S. dollar against the Euro during the year ended December 31, 2019.
Cost of goods sold. Cost of goods sold was $263.3 million for the year ended December 31, 2019, compared with $277.9 million for the year ended December 31, 2018. The decrease in cost of goods sold was primarily due to lower sales volumes across both segments, a $4.9 million decrease related to foreign currency exchange rates, reduced material usage and labor costs as a result of continuous improvement programs in the engineered components segment and lower headcount across both segments. The decrease was partially offset by higher manufacturing costs in the industrial segment due to the Schaffner acquisition of $10.8 million, lower material and labor efficiencies related to sales volume declines in both the engineered components and industrial segments, raw material, and wage inflation across both segments, increased healthcare costs in the industrial segment, unfavorable product mix in the engineered components segment, accelerated lease and depreciation expense of $1.3 million primarily related to planned facility consolidations in the engineered components and industrial segments and higher freight costs.
Gross profit. For the reasons described above, gross profit was $74.6 million for the year ended December 31, 2019, compared with $90.1 million for the year ended December 31, 2018.
Selling and administrative expenses. Selling and administrative expenses were $78.2 million for the year ended December 31, 2019, compared with $78.8 million for the year ended December 31, 2018, a decrease of $0.6 million.
The decrease is primarily due to decreased incentive compensation, lower headcount across both segments, decreased corporate professional fees and a $1.5 million decrease related to foreign currency exchange rates. The decrease was partially offset by higher selling and administrative costs in the industrial segment due to the Schaffner acquisition of $2.6 million, a $0.7 million increase in transaction-related expenses primarily related to the Schaffner acquisition, the Company’s strategic alternative process, and increased healthcare costs.
Loss (gain) on disposals of property, plant and equipment—net. Loss on disposals of property, plant and equipment - net for the year ended December 31, 2019 was $0.3 million, compared to a gain of $1.3 million for the year ended December 31, 2018. The loss on disposals of property, plant and equipment - net for the year ended December 31, 2019 includes a loss of $0.3 million on the sale of a former Schaffner building in the industrial segment. The gain on disposals of property, plant and equipment - net for the year ended December 31, 2018 includes a gain of $1.3 million on the sale of a building related to the closure of the engineered components segment’s U.K. facility.
Restructuring. In 2019 and 2018, restructuring costs primarily include activities which align with our strategic initiatives of continued footprint rationalization and margin expansion. Such activities are typically identified by management as part of the annual strategic planning process, with priority assigned to those that maximize the financial return for the Company. In the first quarter of 2019, additional restructuring activities resulting in one-time employee termination benefits were identified upon a review of the Company’s organizational structure resulting in certain strategic leadership changes as well as in response to end market decline in the industrial segment. Additionally, with the acquisition of Schaffner Manufacturing Company, Inc. on April 1, 2019, further footprint rationalization activities were identified during the due diligence process which were executed upon throughout the remainder of 2019.
Restructuring costs were $4.0 million for the year ended December 31, 2019 compared to $0.9 million for the year ended December 31, 2018. During 2019, such costs included severance costs in corporate and the industrial segment related to the segment reorganization in the first quarter of 2019 and work force reductions throughout 2019 in response to declining end market demand. Other restructuring costs included plant closure and consolidation costs in the industrial segment and engineered components segments and transitional costs of moving production to U.S. facilities as a result of the closure of a U.K. facility in the engineered components segment. During 2018, such costs were primarily move costs related to the closure of a U.S. facility in the industrial segment and the closure of a U.K. facility in the engineered components segment, partially offset by a reduction in expense as a result of the statute of limitations expiring on certain unasserted employment matter claims in Brazil that were reserved within the industrial segment.

Operating (loss) income. For the reasons described above, operating (loss) income was a loss of $7.9 million for the year ended December 31, 2019, compared with income of $11.8 million for the year ended December 31, 2018.
Interest expense—net. Interest expense-net was $33.0 million for the year ended December 31, 2019 compared with $33.3 million for the year ended December 31, 2018. The decrease in interest expense-net primarily relates to a decrease in outstanding long-term debt balances, partially offset by an increase in interest expense-net caused by higher variable interest rates. The effective interest rate on the Company’s total outstanding indebtedness for the year ended December 31, 2019 was 8.3% as compared to 8.2% for the year ended December 31, 2018.
See “Senior Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.
Equity income. Equity income was $0.3 million for the year ended December 31, 2019 compared to $1.0 million for the year ended December 31, 2018. The decrease in equity income is due to lower sales volumes in our joint ventures in China and Taiwan.
Other income—net. Other income-net was $1.1 million for the year ended December 31, 2019, compared with $0.8 million for the year ended December 31, 2018. Other income - net for the year ended December 31, 2019 includes the reclassification to earnings of foreign currency translation gains of $0.8 million for the wind down and substantial dissolution of certain U.K. entities and $0.5 million of income from transition services performed subsequent to business divestitures, partially offset by $0.3 million of transaction-related expenses related to debt financing activities and $0.2 million of employee benefit plan non-service costs. Other income - net for the year ended December 31, 2018 includes $0.4 million of income related to proceeds from a settlement in the engineered components segment associated with periods prior to the Company’s go public business combination and $0.1 million of employee benefit plan non-service costs.
Loss from continuing operations before income taxes. For the reasons described above, loss from continuing operations before income taxes was $39.4 million for the year ended December 31, 2019 compared with $19.7 million for the year ended December 31, 2018.
Tax provision (benefit). The tax provision was $4.0 million for the year ended December 31, 2019, compared with a tax benefit of $5.0 million for the year ended December 31, 2018. The effective tax rate for the year ended December 31, 2019 was a negative 10.2%, compared with 25.6% for the year ended December 31, 2018. The Company’s tax provision (benefit) is impacted by a number of factors, including, among others, the amount of taxable income or loss at the U.S. federal statutory rate, the amount of taxable earnings derived in foreign jurisdictions in which the majority have tax rates higher than the U.S. federal statutory rate, permanent items, state tax rates in jurisdictions where we do business and the ability to utilize various tax credits and net operating loss carry forwards to reduce income tax expense. The income tax provision (benefit) also includes the impact of provision to return adjustments, adjustments to valuation allowances and reserve requirements for unrecognized tax positions. For the years ended December 31, 2019 and 2018, the tax provision and tax benefit, respectively, were impacted by the enactment of the Tax Reform Act.
The 2019 effective tax rate of negative 10.2% was impacted by establishing valuation allowances totaling $13.3 million for federal and state deferred tax assets primarily related to the carryforward arising from the interest deduction limitation provision included in the Tax Reform Act. The increase in valuation allowances impacted the effective tax rate by 34.2%.
The 2018 effective tax rate of 25.6% differs from the U.S. federal statutory rate of 21% due primarily to the impact of state taxes and the finalization of accounting for provisions of the Tax Reform Act discussed in the paragraph below, partially offset by the impact of higher foreign tax rates when compared to the 21% U.S. federal statutory tax rate (primarily in Germany and Mexico).
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
See Note 14, “Income Taxes” in the consolidated financial statements for a complete reconciliation of the U.S. statutory tax rate to the effective tax rate and more information on the Tax Reform Act and tax events in 2019 and 2018 affecting each year’s respective tax rates.

Net loss from continuing operations. For the reasons described above, net loss was $43.4 million for the year ended December 31, 2019 compared with $14.7 million for the year ended December 31, 2018.
Other comprehensive (loss) income. Other comprehensive loss was $5.1 million for the year ended December 31, 2019 compared with $3.4 million for the year ended December 31, 2018. The increase was driven by the change in unrealized (losses) gains on cash flow hedges and an increase in employee retirement plan adjustments in 2019 compared with 2018, partially offset by a decrease in unfavorable foreign currency translation adjustments in 2019 compared to 2018.
Other comprehensive loss for foreign currency translation adjustments was $3.1 million for the year ended December 31, 2019 compared with $4.6 million for the year ended December 31, 2018. Foreign currency translation adjustments are based on fluctuations in the value of foreign currencies (primarily the Euro) against the U.S. Dollar each period.
Employee retirement plan adjustments was a loss of $0.4 million for the year ended December 31, 2019, compared with $0.2 million for the year ended December 31, 2018. The employee retirement plan adjustments are based on actuarial valuations using a December 31 measurement date that include key assumptions regarding discount rates, expected returns on plan assets, retirement and mortality rates, future compensation increases, and health care cost trend rates. The employee retirement plan loss for the year ended December 31, 2019 primarily relates to actuarial losses recognized in the German pension plan within the industrial segment due to a decrease in the discount rate, partially offset by actuarial gains in U.S. plans within the industrial segment due to higher actual plan asset returns compared with the expected returns on plan assets.
Other comprehensive loss for unrealized losses on cash flow hedges was $1.6 million for the year ended December 31, 2019, compared with an other comprehensive gain of $1.3 million for the year ended December 31, 2018. Gains and losses on cash flow hedges are based on the changes in current interest rates and market expectations of the timing and amount of future interest rate changes. For the year ended December 31, 2019, the fair value of the hedging instruments decreased, based on actual and future expectations for short-term interest rate decreases. For the year ended December 31, 2018, the fair value of the hedging instruments increased, based on actual and future expectations for interest rate increases.
Adjusted EBITDA. For the year ended December 31, 2019, Adjusted EBITDA was $24.8 million, or 7.3% of net sales, compared with $36.7 million, or 10.0% of net sales, for the year ended December 31, 2018, a decrease of $11.8 million. The decrease reflects lower Adjusted EBITDA in the industrial segment of $8.0 million and the engineered components segment of $4.6 million, partially offset by lower corporate expenses of $0.8 million.
Changes in foreign currency exchange rates compared with the U.S dollar had a negative impact of $1.0 million on consolidated Adjusted EBITDA for the year ended December 31, 2019 compared with the year ended December 31, 2018, negatively impacting the industrial segment’s Adjusted EBITDA by $1.0 million.
See “Segment Financial Data” within this Item 7, “Management’s Discussion and Analysis,” for further discussion on Adjusted EBITDA for each segment.
The Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Net sales. Net sales were $368.0 million for the year ended December 31, 2018, a decrease of $14.1 million, or 3.7%, compared with $382.1 million for the year ended December 31, 2017, reflecting decreased net sales in the fiber solutions segment of $22.7 million related to the sale of the Acoustics Europe business, partially offset by increased net sales in the industrial segment of $7.4 million and in the engineered components segment of $1.2 million.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net positive impact of $5.2 million on consolidated net sales during the year ended December 31, 2018 compared with 2017, positively impacting the industrial and the engineered components segments’ net sales by $4.6 million and $0.6 million, respectively.This was due principally to the net weakening of the U.S. dollar against the Euro and British Pound during the year ended December 31, 2018.
See “Segment Financial Data” within Item 7, “Management’s Discussion and Analysis”, for further discussion on net sales for each segment.
Cost of goods sold. Cost of goods sold was $277.9 million for the year ended December 31, 2018, compared with $295.1 million for the year ended December 31, 2017. The decrease in cost of goods sold was primarily due to the sale of the Acoustics Europe business of $19.0 million in the fiber solutions segment, lower labor and material usage costs in the engineered components segment as a result of operational efficiencies, and reduced costs resulting from the Company’s global cost reduction and restructuring program. The decrease was partially offset by increased cost of goods sold related to raw material inflation and higher freight costs in the industrial and engineered components segments, a $3.8 million increase related to foreign currency exchange rates and higher net sales volume in the industrial and engineered components segments.
The reduced costs resulting from the Company’s global cost reduction and restructuring program were due to lower manufacturing costs as a result of the closure of the Richmond, Virginia facility and the wind down of a facility in Brazil in the industrial segment.

Gross profit. For the reasons described above, gross profit was $90.1 million for the year ended December 31, 2018, compared with $87.0 million for the year ended December 31, 2017.
Selling and administrative expenses. Selling and administrative expenses were $78.8 million for the year ended December 31, 2018, compared with $77.6 million for the year ended December 31, 2017, an increase of $1.2 million. The increase is primarily due to increased share-based compensation expense of $1.3 million, a $1.1 million increase related to foreign currency exchange rates and higher headcount due to open positions in 2017 and in the industrial segment due to additional selling personnel in 2018. The increase was partially offset by reduced selling and administrative expenses in the fiber solutions segment due to the divestiture of the Acoustics Europe business of $2.5 million and decreased incentive compensation of $0.2 million.
(Gain) loss on disposals of property, plant and equipment—net. Gain on disposals of property, plant and equipment - net for the year ended December 31, 2018 was $1.3 million, compared to $0.3 million for the year ended December 31, 2017. The gain on disposals of property, plant and equipment - net for the year ended December 31, 2018 includes a gain of $1.3 million on the sale of a building related to the closure of the engineered components segment’s U.K. facility. The gain on disposals of property, plant and equipment - net for the year ended December 31, 2017 includes a gain of $0.5 million on the sale of a building related to the closure of the industrial segment’s Richmond, Virginia facility. Changes in the level of fixed asset disposals are dependent upon a number of factors, including changes in the level of asset sales, operational restructuring activities, and capital expenditure levels.
Restructuring. Restructuring costs were $0.9 million for the year ended December 31, 2018 compared to $2.5 million for the year ended December 31, 2017. During 2018 and 2017, such costs primarily relate to actions resulting from the global cost reduction and restructuring program announced on March 1, 2016. During 2018, such costs were primarily related to the closure of a U.S. facility in the industrial segment and the closure of a U.K. facility in the engineered components segment, partially offset by a reduction in expense as a result of the statute of limitations expiring on certain unasserted employment matter claims in Brazil that were reserved within the industrial segment. During 2017, such costs were primarily move costs related to the consolidation of two U.S. facilities in the industrial segment and the closure of a facility in Brazil in the industrial segment.
Operating income. For the reasons described above, operating income was $11.8 million for the year ended December 31, 2019, compared with $7.3 million for the year ended December 31, 2018.
Interest expense—net. Interest expense-net was $33.3 million for the year ended December 31, 2018 compared with$33.0 million for the year ended December 31, 2017. The increase in interest expense-net primarily relates to higher interest rates for the year ended December 31, 2018 as compared to the year ended December 31, 2017, partially offset by a decrease in outstanding long-term debt balances. The effective interest rate on the Company’s total outstanding indebtedness for the year ended December 31, 2018 was 8.2% as compared to 7.6% for the year ended December 31, 2017.
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
Loss on divestiture. Loss on divestiture was $8.7 million for the year ended December 31, 2017. On August 30, 2017, the Company completed the divestiture of its Acoustics Europe business. The divestiture resulted in an $8.7 million pre-tax loss. See Note 2, “ Discontinued Operations and Divestitures” in the notes to the consolidated financial statements for further information.
Other income—net. Other income-net was $0.8 million for the year ended December 31, 2018, compared with $0.3 million for the year ended December 31, 2017. During 2018 and 2017, other income-net consisted of certain rental and royalty income streams. During 2018, other income-net also includes $0.4 million of legal settlement income related to proceeds from a supplier claim in the engineered components segment associated with periods prior to the Company’s go public business combination and $0.1 million of employee benefit plan non-service costs.

Loss from continuing operations before income taxes. For the reasons described above, loss before income taxes was $19.7 million for the year ended December 31, 2018 compared with $31.0 million for the year ended December 31, 2017.
Tax benefit. The tax benefit was $5.0 million for the year ended December 31, 2018, compared with $15.6 million for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018 was 25.6%, compared with 50.3% for the year ended December 31, 2017. The Company’s tax benefit is impacted by a number of factors, including, among others, the amount of taxable income or loss at the U.S. federal statutory rate, the amount of taxable earnings derived in foreign jurisdictions in which the majority have tax rates higher than the U.S. federal statutory rate after the enactment of the Tax Reform Act, permanent items, state tax rates in jurisdictions where we do business and the ability to utilize various tax credits and net operating loss carry forwards to reduce income tax expense. The income tax benefit also includes the impact of provision to return adjustments, adjustments to valuation allowances and reserve requirements for unrecognized tax positions. For the years ended December 31, 2018 and 2017, the tax benefit was impacted by the enactment of the Tax Reform Act.
The 2018 effective tax rate of 25.6% differs from the U.S. federal statutory rate of 21% due primarily to the impact of state taxes and the finalization of accounting for provisions of the Tax Reform Act discussed in the paragraph below, partially offset by the impact of higher foreign tax rates when compared to the 21% U.S. federal statutory tax rate (primarily in Germany and Mexico).
The 2017 effective tax rate of 50.3% differs from the U.S. federal statutory rate of 35% due primarily to the provision in the Tax Reform Act that reduces the U.S. federal income tax rate to 21% from 35% effective January 1, 2018, state tax benefits, the impact of lower foreign tax rates when compared to the 35% U.S. federal 2017 statutory tax rate (primarily in Germany and Mexico) and the reversal of the valuation allowance on the deferred tax assets at a foreign subsidiary. These items were partially offset by the impact of the tax on the one-time deemed mandatory repatriation of undistributed foreign subsidiary earnings, change in assertion regarding permanent reeinvestment of earnings in our wholly-owned foreign subsidiaries and the vesting and forfeiture of share-based compensation for which no tax benefit will be realized.
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
Net loss from continuing operations. For the reasons described above, net loss from continuing operations was $14.7 million for the year ended December 31, 2018 compared with $15.4 million for the year ended December 31, 2017.
Net gain attributable to noncontrolling interests. There was no net gain attributable to noncontrolling interest for the year ended December 31, 2018, compared with an immaterial net gain for the year ended December 31, 2017. Noncontrolling interests represented the rollover participants interest in JPHI Holdings, Inc. which was reduced to 0% as of February 23, 2017. See Note 11, “Shareholders’ (Deficit) Equity” in the consolidated financial statements for further discussion.
Other comprehensive (loss) income. Other comprehensive loss was $3.4 million for the year ended December 31, 2018 compared with other comprehensive income of $12.2 million for the year ended December 31, 2017. The decrease was driven by less favorable foreign currency translation adjustments in 2018 compared to 2017 and less favorable employee retirement plan adjustments in 2018 compared to 2017, partially offset by the change in unrealized gains (losses) on cash flow hedges.
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

pension and postretirement health care benefit plans within our industrial segment due to higher actual plan asset returns compared with the expected returns on plan assets and a decrease in expected future claim costs, respectively, partially offset by actuarial losses recognized in a German pension plan within our industrial segment due to an increase in future expected compensation.
Other comprehensive income for unrealized gains on cash flow hedges was $1.3 million for both the year ended December 31, 2018 and 2017. The net change in unrealized gains on cash flow hedges is based on the changes in current interest rates and market expectations of the timing and amount of future interest rate changes. In both 2018 and 2017, the fair value of the hedging instruments increased, based on future expectations for interest rate increases.
Adjusted EBITDA. For the year ended December 31, 2018, Adjusted EBITDA was $36.7 million, or 10.0% of net sales, compared with $32.6 million, or 8.5% of net sales, for the year ended December 31, 2017, an increase of $4.0 million. The increase reflects higher Adjusted EBITDA in engineered components segment of $3.4 million and in the industrial segment of $1.3 million, and lower corporate expenses of $1.4 million. The change in Adjusted EBITDA in the fiber solutions segment includes a $2.1 million decrease from the sale of the Acoustics Europe business. Changes in foreign currency exchange rates compared with the U.S. dollar had a positive impact of $0.7 million on Adjusted EBITDA for the year ended December 31, 2018 compared with the year ended December 31, 2017, positively impacting the industrial and engineered components segments’ Adjusted EBITDA by $0.6 million and $0.1 million, respectively.
See “Segment Financial Data” within this MD&A for further discussion on Adjusted EBITDA for each segment.
Key Measures the Company Uses to Evaluate Its Performance
EBITDA and Adjusted EBITDA. The Company uses “Adjusted EBITDA”, a non-GAAP financial measure, as the primary measure of profit or loss for the purposes of assessing the operating performance of its segments. The Company defines EBITDA as net income (loss) from continuing operations before interest expense, provision (benefit) for income taxes, depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including goodwill and long-lived asset impairment charges, gains or losses on disposal of property, plant and equipment, divestitures and extinguishment of debt, integration and other operational restructuring charges, transactional legal fees, other professional fees, purchase accounting adjustments, lease expense associated with vacated facilities and non-cash share based compensation expense.
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
The Senior Secured Credit Facilities (defined in Note 9, “Debt and Hedging Instruments,” and below) definition of EBITDA excludes income of partially owned affiliates, unless such earnings have been received in cash.

Set forth below is a reconciliation of Adjusted EBITDA from continuing operations to net loss from continuing operations (unaudited):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(in thousands)
Net loss from continuing operations	$(43,431)	$(14,653)	$(15,402)
Tax provision (benefit)	4,016	(5,046)	(15,614)
Interest expense-net	32,978	33,277	32,951
Depreciation and amortization	22,235	21,137	21,586
EBITDA	15,798	34,715	23,521
Adjustments:
Restructuring (1)	3,954	877	2,475
Transaction-related expenses (2)	1,005	—	—
Integration and other restructuring costs (3)	1,390	92	(569)
Share-based compensation (4)	2,368	2,295	979
Loss (gain) on disposals of property, plant and equipment - net (5)	303	(1,318)	(320)
Gain on extinguishment of debt (6)	—	—	(2,201)
Loss on divestiture (7)	—	—	8,730
Total adjustments	9,020	1,946	9,094
Adjusted EBITDA	$24,818	$36,661	$32,615

(1)Restructuring includes costs associated with exit or disposal activities as defined by GAAP related to facility consolidation, including one-time employee termination benefits, costs to close facilities and relocate employees, and costs to terminate contracts other than financing leases in 2017 and 2018 and financing and operating leases in 2019. See Note 5, “Restructuring Costs” of the accompanying consolidated financial statements for further information.
(2)Transaction-related expenses primarily consist of professional fees and other expenses related to acquisitions, divestitures and financing activities.
(3)In 2019, integration and other restructuring costs include accelerated lease expense of $0.6 million related to planned facility consolidations in the engineered components and industrial segments and $0.9 million of integration costs related to an acquisition in the industrial segment. This was partially offset by $0.8 million related to the reclassification to earnings of a foreign currency translation gain for the wind down and substantial dissolution of certain U.K. entities.
In 2018, integration and other restructuring costs include $0.2 million for settlement costs related to a legal claim in the former Assembled Products business in the engineered components segment associated with periods prior to the Company’s go public business combination, $0.1 million related to legal entity restructuring activities and $0.1 million associated with the insurance deductible related to a force majeure incident at a supplier in the engineered components segment. The supplier incident had resulted in incremental costs to maintain production throughout 2018, with such costs offset by insurance recoveries received during the third and fourth quarters of 2018. These costs were partially offset by $0.4 million of legal settlement income related to proceeds from a supplier claim in the engineered components segment associated with periods prior to the Company’s go public business combination. Such costs are not included in restructuring for GAAP purposes.
In 2017, integration and restructuring costs include the reversal of a liability recorded in acquisition accounting from the Company’s go public business combination in 2014.
(4)Represents share-based compensation expense for awards under the Company’s 2014 Omnibus Incentive Plan. See Note 12, “Share-Based Compensation” of the accompanying consolidated financial statements for further information.
(5)Loss (gain) on disposals of property, plant and equipment - net for the year ended December 31, 2019 includes a loss of $0.3 million on the sale of a building in the industrial segment. Gain on disposals of property, plant and equipment-net for the year ended December 31, 2018 includes a gain of $1.3 million on the sale of a building related to the closure of the engineered components segment’s U.K. facility. Gain on disposals of property, plant and equipment - net for the year ended December 31, 2017 includes a gain of $0.5 million on the sale of a building related to the closure of the industrial segment’s Richmond, Virginia facility.

(6)Represents gains on extinguishment of Second Lien Term Loan debt, net of a prepayment fee to retire foreign debt in the fourth quarter of 2017. See Note 9, “Debt and Hedging Instruments” of the accompanying consolidated financial statements for further information.
(7)On August 30, 2017, the Company completed the divestiture of its Acoustics Europe business. The divestiture resulted in an $8.7 million pre-tax loss. See Note 2, “Discontinued Operations and Divestitures” of the accompanying consolidated financial statements for further information.
Adjusted EBITDA percentage of net sales. Adjusted EBITDA as a percentage of net sales is an important metric that the Company uses to evaluate its operational effectiveness and business segments.
Segment Financial Data
The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the years ended December 31, 2019 and 2018. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for our definition of Adjusted EBITDA and a reconciliation of the Company’s consolidated Adjusted EBITDA to Net Loss, which is the nearest GAAP measure.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase/(Decrease)
(in thousands, except percentages)			$	%
Industrial
Net sales	$201,517	$207,637	$(6,120)	(2.9)%
Adjusted EBITDA	20,945	28,979	(8,034)	(27.7)
Adjusted EBITDA % of net sales	10.4%	14.0%	(360) bps
Engineered Components
Net sales	$136,380	$160,322	$(23,942)	(14.9)%
Adjusted EBITDA	15,098	19,747	(4,649)	(23.5)
Adjusted EBITDA % of net sales	11.1%	12.3%	(120) bps
Corporate
Adjusted EBITDA	$(11,225)	$(12,065)	$840	7.0%
Consolidated
Net sales	$337,897	$367,959	$(30,062)	(8.2)%
Adjusted EBITDA	24,818	36,661	(11,843)	(32.3)
Adjusted EBITDA % of net sales	7.3%	10.0%	(270) bps
The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase/(Decrease)
(in thousands, except percentages)			$	%
Industrial
Net sales	$207,637	$200,284	$7,353	3.7%
Adjusted EBITDA	28,979	27,661	1,318	4.8
Adjusted EBITDA % of net sales	14.0%	13.8%	20 bps
Engineered Components
Net sales	$160,322	$159,129	$1,193	0.7%
Adjusted EBITDA	19,747	16,348	3,399	20.8
Adjusted EBITDA % of net sales	12.3%	10.3%	200 bps
Fiber Solutions
Net sales	$—	$22,683	$(22,683)	(100.0)%
Adjusted EBITDA	—	2,059	(2,059)	(100.0)
Adjusted EBITDA % of net sales	—%	9.1%	—
Corporate
Adjusted EBITDA	$(12,065)	$(13,453)	$1,388	10.3%
Consolidated
Net sales	$367,959	$382,096	$(14,137)	(3.7)%
Adjusted EBITDA	36,661	32,615	4,046	12.4
Adjusted EBITDA % of net sales	10.0%	8.5%	150 bps

Industrial Segment
	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$201,517	$207,637	$(6,120)	(2.9)%
Adjusted EBITDA	20,945	28,979	(8,034)	(27.7)
Adjusted EBITDA % of net sales	10.4%	14.0%	(360) bps
For the year ended December 31, 2019, net sales were $201.5 million, a decrease of $6.1 million, or 2.9%, compared with $207.6 million for the year ended December 31, 2018. For the year ended December 31, 2019, the Schaffner acquisition on April 1, 2019 contributed $14.4 million of incremental net sales. Changes in exchange rates had a net negative impact of $7.0 million for the year ended December 31, 2019. Excluding the impact of the Schaffner acquisition and the negative currency impact, net sales were $194.1 million, a decrease of $13.5 million or 6.5%. The $13.5 million decrease in net sales for the year ended December 31, 2019 was primarily due to lower sales volume in industrial end markets in Europe and the U.S., partially offset by increased pricing.
Adjusted EBITDA for the year ended December 31, 2019 decreased $8.0 million to $20.9 million (10.4% of net sales) from $29.0 million (14.0% of net sales) for the year ended December 31, 2018. For the year ended December 31, 2019, the Schaffner acquisition contributed $0.9 million of incremental Adjusted EBITDA. Changes in exchange rates had a net negative impact of $1.0 million for the year ended December 31, 2019. Excluding the impact of the Schaffner acquisition and the negative currency impact, Adjusted EBITDA was $21.0 million (10.8% of net sales) for the year ended December 31, 2019, a decrease of $8.0 million or 27.6%. The $8.0 million decrease primarily resulted from lower sales volume in industrial end markets, lower material and labor efficiencies related to sales volume declines, raw material and wage inflation, increased healthcare costs, higher freight costs, unfavorable product mix and $0.7 million of lower equity income due to lower sales volumes in our joint ventures in China and Taiwan. The decrease was partially offset by increased sales pricing, lower head count and decreased incentive compensation.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$207,637	$200,284	$7,353	3.7%
Adjusted EBITDA	28,979	27,661	1,318	4.8
Adjusted EBITDA % of net sales	14.0%	13.8%	20 bps
For the year ended December 31, 2018, net sales were $207.6 million, an increase of $7.4 million, or 3.7%, compared with $200.3 million for the year ended December 31, 2017. On a constant currency basis (net positive currency impact of $4.6 million for the year ended December 31, 2018), revenues increased by $2.8 million for the year ended December 31, 2018. Excluding currency impact, the increase in net sales for the year ended December 31, 2018 was primarily due to increases in volume in industrial end markets globally and increased pricing, partially offset by a $0.6 million decrease associated with the wind down of the industrial segment’s facility in Brazil and decreases in volume associated with strategic decisions related to exiting unprofitable customers and products.
Adjusted EBITDA for the year ended December 31, 2018 increased $1.3 million to $29.0 million (14.0% of net sales) from $27.7 million (13.8% of net sales) for the year ended December 31, 2017. On a constant currency basis (net positive impact of $0.6 million for the year ended December 31, 2018), Adjusted EBITDA increased $0.7 million for the year ended December 31, 2018. Excluding currency impact, the increase in Adjusted EBITDA for the year ended December 31, 2018 was primarily due to increases in sales volume in industrial end markets globally, increased pricing and decreased incentive compensation, partially offset by increased compensation costs due to additional selling personnel in 2018 supporting commercial growth initiatives, raw material inflation, increased freight costs and increased manufacturing costs due to operational inefficiencies related to the Richmond, Virginia plant closure and move of production to the Richmond, Indiana facility.

Engineered Components Segment
	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$136,380	$160,322	$(23,942)	(14.9)%
Adjusted EBITDA	15,098	19,747	(4,649)	(23.5)
Adjusted EBITDA % of net sales	11.1%	12.3%	(120) bps
For the year ended December 31, 2019, net sales were $136.4 million, a decrease of $23.9 million or 14.9%, compared with $160.3 million for the year ended December 31, 2018. The decrease in net sales was primarily due to lower sales volumes due to end market declines in the construction, agriculture, power sports, and turf care markets. The decrease in volume was partially offset by increased pricing on core product lines.
Adjusted EBITDA decreased $4.6 million, or 23.5%, for the year ended December 31, 2019 to $15.1 million (11.1% of net sales) compared to $19.7 million (12.3% of net sales) for the year ended December 31, 2018. The decrease in Adjusted EBITDA for the year ended December 31, 2019 primarily resulted from lower sales volumes, lower material and labor efficiencies related to sales volume declines, raw material and wage inflation, unfavorable product mix compared with the prior period and higher freight costs. The decrease was partially offset by increased pricing on core product lines, reduced material usage and labor costs as a result of continuous improvement programs, lower head count and decreased incentive compensation.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$160,322	$159,129	$1,193	0.7%
Adjusted EBITDA	19,747	16,348	3,399	20.8
Adjusted EBITDA % of net sales	12.3%	10.3%	200 bps
For the year ended December 31, 2018, net sales were $160.3 million, an increase of $1.2 million or 0.7%, compared with $159.1 million for the year ended December 31, 2017. On a constant currency basis (net positive currency impact of $0.6 million for the year ended December 31, 2018), revenues increased by $0.6 million for the year ended December 31, 2018. The increase in net sales for the year ended December 31, 2018 was primarily due to increases in sales volumes in the construction and agriculture markets and improved pricing, partially offset by a decrease in sales volume in the power sports market and lower volume in the turf care market due to a late start to spring resulting in a shortened selling season.
For the year ended December 31, 2018, Adjusted EBITDA was $19.7 million (12.3% of net sales), compared to $16.3 million (10.3% of net sales) for the year ended December 31, 2017. On a constant currency basis (net positive currency impact of $0.1 million for the year ended December 31, 2018), Adjusted EBITDA increased by $3.3 million for the year ended December 31, 2018. The increase in Adjusted EBITDA for the year ended December 31, 2018 was primarily due to improved pricing, increased sales volume in the construction and agriculture markets and lower material usage and labor costs from continuous improvement projects, partially offset by decreased sales volume in the power sports and turf care markets, increased incentive compensation, raw material inflation and higher freight costs.

Fiber Solutions Segment
	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase/(Decrease)
(in thousands, except percentages)			$	%
Net sales	$—	$22,683	$(22,683)	(100.0)%
Adjusted EBITDA	—	2,059	(2,059)	(100.0)
Adjusted EBITDA % of net sales	—%	9.1%	—
For the year ended December 31, 2017, net sales were $22.7 million and Adjusted EBITDA was $2.1 million. On August 30, 2017, the Company completed the divestiture of its European fiber solutions business, which did not meet the criteria for discontinued operations presentation at the time of the divestiture.

Corporate
	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase/(Decrease)
(in thousands, except percentages)			$	%
Adjusted EBITDA	$(11,225)	$(12,065)	$840	7.0%
Corporate expense is principally comprised of compensation and benefits of the Company’s executive team and personnel responsible for treasury, finance, insurance, legal, information technology, human resources, tax compliance and planning and the administration of employee benefits. Corporate expense also includes third party legal, audit, tax and other professional fees and expenses, board of director compensation and expenses, and other corporate operating costs.
The decrease of $0.8 million in corporate expense for the year ended December 31, 2019 primarily resulted from lower compensation costs due to lower head count, lower third party professional fees and decreased incentive compensation, partially offset by increased healthcare costs and wage inflation.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase/(Decrease)
(in thousands, except percentages)			$	%
Adjusted EBITDA	$(12,065)	$(13,453)	$1,388	10.3%
The $1.4 million decrease in corporate expense in 2018 primarily resulted from lower third party professional fees and decreased incentive compensation, partially offset by increased compensation costs due to higher head count from open positions in 2017.
Liquidity and Capital Resources
Background
Our primary sources of liquidity are cash generated from our operations, available cash and borrowings under our U.S. and foreign credit facilities. As of December 31, 2019, we had $102.0 million of total liquidity, including $84.5 million of available cash, $10.0 million of additional borrowings available under the Revolving Credit Facility portion of our U.S. credit agreement, and $7.5 million available under revolving loan facilities that we maintain outside the U.S. Included in our consolidated cash balance of $84.5 million at December 31, 2019 is cash of $13.3 million held at our non-U.S. operations. These non-U.S. funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by us. The Revolving Credit Facility portion of our U.S. credit agreement and foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes.
In connection with the August 30, 2019 sale of the North American fiber solutions business, we received net cash proceeds, as defined by the Senior Secured Credit Facilities, of $62.6 million, of which $57.6 million was remaining after permitted reinvestments as of December 31, 2019. We intend to continue to reinvest these net proceeds as permitted under the terms of the Senior Secured Credit Facilities. Permitted reinvestments include capital expenditures, repairs and maintenance and permitted acquisitions, if such reinvestments occur within twelve months following receipt of such net cash proceeds or within 180 days of a contractual commitment if such a commitment is made during the twelve month period. To the extent there are net cash proceeds that are not reinvested during the aforementioned period, a mandatory prepayment of debt is required.
On August 12, 2019, we announced that our Board of Directors had engaged financial advisors to advise us as we conduct a process to evaluate strategic alternatives. This evaluation includes, but is not limited to, a potential sale, strategic merger, consolidation or business combination, acquisition, recapitalization, financing consisting of equity and/or debt securities, and/or a restructuring of the Company’s debt, focused on maximizing the value of the Company for its stakeholders.
As of December 31, 2018, the Company had $46.7 million of available cash, $29.4 million of additional borrowings available under the revolving credit facility portion of its U.S. credit agreement, and $8.9 million available under short-term revolving loan facilities that the Company maintains outside the U.S. As of December 31, 2018, available borrowings under its U.S. revolving credit facility were reduced by outstanding letters of credit of $4.9 million. Included in the Company’s consolidated cash balance of $46.7 million at December 31, 2018 was $22.0 million of cash held at Jason’s non-U.S. operations.
We believe our existing cash on hand, expected future cash flows from operating activities, and additional borrowings available under our U.S. and foreign credit facilities provide sufficient resources to fund ongoing operating requirements as well as future capital expenditures, and debt service requirements through the next twelve months. As of December 31, 2019, our First Lien U.S. term loan of $284.4 million matures on June 30, 2021, and our Second Lien U.S. term loan of $89.9 million matures on June 30, 2022. We will need to refinance our debt, obtain alternative forms of financings or investments to achieve our longer-term strategic plans. We can make no assurances we will be able to refinance our debt, obtain alternative forms of financing or investments. Furthermore, if economic conditions or demand for our products deteriorates, we may experience a material adverse effect on our business, operating results, liquidity and financial condition. In addition, the process of exploring strategic alternatives may be time consuming, costly and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition, liquidity, and results of operations could be adversely affected.
Indebtedness
As of December 31, 2019, our total outstanding indebtedness of $384.8 million was comprised of term loans outstanding under our Senior Secured Credit Facilities of $370.1 million (net of a debt discount of $1.7 million and deferred financing costs of $2.5 million), various foreign bank term loans and revolving loan facilities of $13.9 million and finance lease obligations and other debt of $0.8 million. No borrowings were outstanding under the U.S. revolving credit facility portion of the Senior Secured Credit Facilities as of December 31, 2019.
As of December 31, 2018, our total outstanding indebtedness of $391.8 million was comprised of term loans outstanding under our Senior Secured Credit Facilities of $375.7 million (net of a debt discount of $2.7 million and deferred financing costs of $4.1 million), various foreign bank term loans and revolving loan facilities of $15.5 million and finance lease obligations and other debt of $0.6 million. No borrowings were outstanding under the U.S. revolving credit facility portion of the Senior Secured Credit Facilities as of December 31, 2018.
We maintain various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $13.9 million as of December 31, 2019, including borrowings of $13.4 million incurred by our subsidiaries in Germany, compared to $15.5 million as of December 31, 2018, including borrowings of $15.0 million incurred by our subsidiaries in Germany. The foreign debt obligations in Germany primarily relate to term loans within our industrial segment of $12.5 million at December 31, 2019 and $15.0 million at December 31, 2018. The borrowings bear interest at fixed and variable rates ranging from 1.8% to 4.7% and are subject to repayment in varying amounts through 2025.
Net leverage, defined as total indebtedness less cash divided by Adjusted EBITDA, was 12.0x and 5.1x as of December 31, 2019 and 2018, respectively. The table below summarizes net leverage as of December 31, 2019 and 2018:

(in thousands)	December 31, 2019	December 31, 2018
Current and long-term debt	$384,750	$391,788
Add: Debt discounts and deferred financing costs	4,261	6,721
Add: Liabilities held for sale - long-term debt	—	2,000
Less: Assets held for sale - cash and cash equivalents	—	(11,471)
Less: Cash and cash equivalents	(84,526)	(46,698)
Net Debt	$304,485	$342,340

Adjusted EBITDA - continuing operations	$24,818	$36,661
Adjusted EBITDA - discontinued operations(1)	—	30,550
Acquisition Adjusted EBITDA(2)	457	—
Pro Forma Adjusted EBITDA	$25,275	$67,211

Net leverage	12.0x	5.1x
(1) Cash and cash equivalents, long-term debt and Adjusted EBITDA related to discontinued operations are included in the calculation of net leverage as of December 31, 2018 as it was prior to the completion of the divestitures.
(2) Acquisition Adjusted EBITDA includes Adjusted EBITDA prior to the date of the acquisition on April 1, 2019.
Senior Secured Credit Facilities
General. On June 30, 2014, Jason Incorporated, as the borrower, entered into (i) the First Lien Credit Agreement, with Jason Partners Holdings Inc., Jason Holdings, Inc. I, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “First Lien Credit Agreement”) and (ii) the Second Lien Credit Agreement, dated as of June 30, 2014, with Jason Partners Holdings Inc., Jason Holdings, Inc. I, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”). Jason Partners Holdings Inc. is wholly owned by Jason Industries, Inc. while Jason Incorporated and Jason Holdings, Inc. I are indirect wholly-owned subsidiaries of Jason Industries, Inc.
The First Lien Credit Agreement, as amended, provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $284.4 million is outstanding as of December 31, 2019, and (ii) a revolving loan of up to $25.5 million (including revolving loans, a $10.0 million swingline loan sublimit, and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the first lien senior secured loan facilities (the “First Lien Credit Facilities”). The Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million, of which $89.9 million is outstanding as of December 31, 2019, under the second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”). During 2019, we amended our Revolving Credit Facility to extend the maturity date to December 31, 2020. The amendment reduced the borrowing capacity from $30.0 million to $25.5 million, subject to compliance with a consolidated first lien net leverage ratio as discussed in the Covenants section below. In connection with the amendment, we paid deferred financing costs of $0.3 million which have been recorded within other assets-net within the consolidated balance sheets.
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
Interest Rate Hedge Contracts. To manage exposure to fluctuations in interest rates, we entered into forward interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at December 31, 2019 and December 31, 2018. The Swaps have been designated by us as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. For the years ended December 31, 2019, 2018, and 2017 we recognized $0.9 million of interest income, $0.2 million of interest income and $1.9 million of interest expense related to the Swaps, respectively. Based on current interest rates, the Company expects to recognize $0.3 million of interest expense related to the Swaps in 2020.
The fair values of our Swaps are recorded on the consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was a net liability of $0.3 million at December 31, 2019 and a net asset of $1.9 million at December 31, 2018, respectively. See the amounts recorded on the consolidated balance sheets within the table below:

(in thousands)	December 31, 2019	December 31, 2018
Interest rate swaps:
Recorded in other current assets	$—	$1,325
Recorded in other assets - net	—	542
Recorded in other current liabilities	(260)	—
Total net asset derivatives designated as hedging instruments	$(260)	$1,867

Mandatory Prepayment. Subject to certain exceptions, the Senior Secured Credit Facilities are subject to mandatory prepayments in amounts equal to: (1) a percentage of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Jason Incorporated or any of its Restricted Subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from the issuance or incurrence of debt by Jason Incorporated or any of its Restricted Subsidiaries (other than indebtedness permitted by the Senior Secured Credit Facilities); and (3) 75% (with step-downs to 50%, 25% and 0% based upon achievement of specified consolidated first lien net leverage ratios under the First Lien Credit Facilities and specified consolidated total net leverage ratios under the Second Lien Term Facility) of annual excess cash flow, as defined, of Jason Incorporated and its Restricted Subsidiaries. Other than the payment of customary “breakage” costs, Jason Incorporated may voluntarily prepay outstanding loans at any time. In connection with the August 30, 2019 sale of the North American fiber solutions business, we received net cash proceeds, as defined by the Senior Secured Credit Facilities, of $62.6 million, of which $57.6 million was remaining after permitted reinvestments as of December 31, 2019. We intend to continue to reinvest these net proceeds as permitted under the terms of the Senior Secured Credit Facilities; therefore, no mandatory prepayment is anticipated at this time. To the extent that there are net proceeds that are not reinvested within twelve months of receipt, or within 180 days of a contractual commitment if such commitment is made during the twelve month period, a mandatory prepayment will be required. As of December 31, 2019 and December 31, 2018, there was no required mandatory excess cash flow prepayment under the Senior Secured Credit Facilities.
In December 2019, the Company made a voluntary prepayment of $5.0 million on the First Lien Term Loans, utilizing the proceeds from the sale of the Metalex business and from the sale of a facility within the industrial segment. In connection with the payment, the Company wrote off immaterial amounts of previously unamortized debt discount and deferred financing costs, which were recorded as additional interest expense.
Covenants. The Senior Secured Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of Jason Incorporated and its Restricted Subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business, in each case, subject to certain limited exceptions. To comply with these covenants, Jason Incorporated and its Restricted Subsidiaries are limited in the amount of cash that can be distributed to Jason Industries, Inc. in the form of dividends, loans or other distributions. These restrictions are triggered if Jason Incorporated and its Restricted Subsidiaries do not achieve a consolidated net leverage ratio that is equal to or less than 5.25 to 1.00 on a trailing twelve-month basis calculated in accordance with the provisions of the Credit Agreements. As of December 31, 2019, the consolidated net leverage ratio for Jason Incorporated and its Restricted Subsidiaries exceeded 5.25 to 1.00; therefore, it is not currently able to distribute cash to Jason Industries, Inc.
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed $10.0 million at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio of 4.25 to 1.00 as of December 31, 2019 (which will decrease to 4.00 to 1.00 on June 26, 2020 and thereafter). If such outstanding amounts do not exceed $10.0 million at the end of any fiscal quarter, no financial covenants are applicable. As of December 31, 2019, the consolidated first lien net leverage ratio was 7.52 to 1.00 on a pro forma trailing twelve-month basis calculated in accordance with the respective provisions of the Credit Agreements which exclude the Second Lien Term Loans from the calculation of net debt (numerator) and allow the inclusion of certain pro forma adjustments and exclusion of certain specified or nonrecurring costs and expenses in calculating Adjusted EBITDA (denominator). Because the consolidated first lien net leverage ratio at December 31, 2019 exceeded 4.25 to 1.00, borrowings under the Revolving Credit Facility are limited to a total of $10.0 million (which includes letters of credit in excess of $5.0 million). At December 31, 2019, we had letters of credit outstanding of $3.6 million and had no outstanding borrowings outstanding under the Revolving Credit Facility. As of December 31, 2019, we were in compliance with the financial covenants contained in our credit agreements.
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
Series A Preferred Stock
Holders of the 43,950 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid in cash or, at our option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock.
We paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the year ended December 31, 2019:

(in thousands, except share and per share amounts)
Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2019	November 15, 2018	$20.00	$796	1
April 1, 2019	February 15, 2019	$20.00	$812	1
July 1, 2019	May 15, 2019	$20.00	$828	1
October 1, 2019	August 15, 2019	$20.00	$845	1
On November 3, 2019, we announced a $20.00 per share dividend on our Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on January 1, 2020 to holders of record on November 15, 2019. As of December 31, 2019, we have recorded the 860 additional Series A Preferred Stock shares declared for the dividend of $0.9 million within preferred stock in the consolidated balance sheets.
Seasonality and Working Capital
We use net operating working capital (“NOWC”), a non-GAAP measure, as a percentage of the previous twelve months of net sales as a key indicator of working capital management. We define this metric as the sum of trade accounts receivable and inventories less trade accounts payable as a percentage of net sales. NOWC as a percentage of trailing twelve month net sales was 17.8% as of December 31, 2019 and 15.0% as of December 31, 2018, an increase of 2.8%. The increase in NOWC as a percentage of net sales is primarily due to a $7.4 million decrease in accounts payable as a result of the timing of cash payments to vendors and higher inventory levels as a percentage of net sales, as inventory levels remained consistent with the prior year despite the sales volume decline experienced in 2019. NOWC as a percentage of trailing twelve month net sales was unfavorably impacted by approximately 0.2% as of December 31, 2019 related to the April 1, 2019 acquisition of Schaffner.
The table below summarizes NOWC as of December 31, 2019 and 2018:

(in thousands)	December 31, 2019	December 31, 2018
Accounts receivable—net	33,085	36,213
Inventories	49,943	49,475
Accounts payable	(22,914)	(30,421)
NOWC	$60,114	$55,267
The table below reconciles our NOWC from our working capital:

(in thousands)	December 31, 2019	December 31, 2018
Working Capital	$119,585	$110,276
Less: Cash and cash equivalents	(84,526)	(46,698)
Less: Other current assets	(7,433)	(5,582)
Less: Current assets held for sale	—	(58,171)
Add: Current portion long-term debt	5,800	5,687
Add: Current portion operating lease liabilities	4,275	—
Add: Accrued compensation and employee benefits	8,551	11,954
Add: Accrued interest	79	89
Add: Other current liabilities	13,783	13,161
Add: Current liabilities held for sale	—	24,551
NOWC	$60,114	$55,267
In overall dollar terms, our NOWC is generally lower at the end of the calendar year due to reduced sales activity around the holiday season. NOWC generally peaks at the end of the first quarter as we experience high seasonal demand from certain customers, particularly those serving the power sports and turf care markets to fill the supply chain for the spring season. There are, however, variations in the seasonal demands from year to year depending on weather, customer inventory levels, customer planning, and model year changes. We historically generate approximately 51%-56% of our annual net sales in the first half of the year.

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
Capital expenditures during the year ended December 31, 2019 were $9.6 million, or 2.8% of net sales. Capital expenditures for 2020 are expected to be approximately 6.0% to 6.5% of net sales, but could vary from that depending on business performance, growth opportunities, project activity and the amount of assets we lease instead of purchase. We finance our annual capital requirements with existing cash balances and funds generated from operations.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Includes cash flow activities from both continuing and discontinued operations (in thousands)
Cash flows (used in) provided by operating activities	$(20,800)	$29,757	$30,091
Cash flows provided by (used in) investing activities	59,086	(10,374)	715
Cash flows used in financing activities	(11,822)	(9,266)	(24,278)
Effect of exchange rate changes on cash and cash equivalents	(107)	(835)	1,498
Net increase in cash and cash equivalents	26,357	9,282	8,026
Cash and cash equivalents, beginning of period	58,169	48,887	40,861
Cash and cash equivalents, end of period	$84,526	$58,169	$48,887

Depreciation and amortization	$35,461	$42,604	$38,934
Capital expenditures	$11,785	$13,753	$15,873
Cash paid during the year for interest	$30,121	$30,687	$30,242
Cash paid during the year for income taxes, net of refunds	$3,440	$6,480	$6,843

Year Ended December 31, 2019 and the Year Ended December 31, 2018
Cash Flows (Used in) Provided by Operating Activities
For the year ended December 31, 2019, cash flows used in operating activities were $20.8 million compared to $29.8 million of cash flows provided by operating activities for the year ended December 31, 2018, a decrease of $50.6 million. The decrease was primarily driven by lower operating profit across all segments, which includes the former Metalex business, principally as a result of lower sales volume for the year ended December 31, 2019 as compared to the year ended December 31, 2018. In addition, the decrease resulted from acquisition and divestiture related transaction costs of $4.5 million, unfavorable changes in operating working capital of $7.2 million and a lower incentive compensation accrual as a result of lower projected attainment percentages. The decrease was partially offset by $0.7 million of cash related to dividends received from our joint venture during the year ended December 31, 2019 and a lower incentive compensation accrual as a result of lower projected attainment percentages. Cash flows (used in) provided by operating activities were also impacted by the sale of the North American fiber solutions business, which provided twelve months of cash flows from operating activities in 2018 compared to eight months of cash flows from operating activities in 2019.
Cash Flows Provided by (Used in) Investing Activities
Cash flows provided by investing activities were $59.1 million for the year ended December 31, 2019 compared to cash flows used in investing activities of $10.4 million for the year ended December 31, 2018. The increase in cash flows provided by investing activities was primarily the result of $79.8 million received from the sale of the North American fiber solutions business and the sale of the Metalex business (before transaction costs, income taxes and certain retained liabilities), lower capital expenditures of $2.0 million, partially offset by cash used for the acquisition of Schaffner of $11.0 million, net of cash acquired and lower proceeds from disposals of property, plant and equipment of $1.4 million. The proceeds from disposals of property, plant and equipment for the year ended December 31, 2018 were primarily due to the proceeds received from the building sale related to the closure of the engineered component’s U.K. facility in December 2018.

Cash Flows Used in Financing Activities
Cash flows used in financing activities were $11.8 million for the year ended December 31, 2019 compared with $9.3 million for the year ended December 31, 2018. The increase in cash flows used in financing activities was driven by higher payments of $2.5 million on First and Second Lien term loans.
Depreciation and Amortization
Depreciation and amortization totaled $35.5 million for the year ended December 31, 2019, compared with $42.6 million for the year ended December 31, 2018. Depreciation and amortization for the year ended December 31, 2019 was lower than incurred by the Company in the prior year primarily due to the sale of the North American fiber solutions business on August 30, 2019, $2.3 million of accelerated intangible amortization expense recorded for a customer relationship intangible asset related to non-core smart utility meter product lines in the engineered components segment during 2018 and $1.4 million of accelerated depreciation expense related to the closure of the Richmond, Indiana facility in the fiber solutions segment in 2018, partially offset by $2.5 million of accelerated depreciation expense recorded in the engineered components segment during 2019.
Capital Expenditures
Capital expenditures totaled $11.8 million for the year ended December 31, 2019, compared with $13.8 million for the year ended December 31, 2018. The lower capital expenditures were primarily driven by a lower level of project activity in 2019 compared with 2018 and the sale of the North American fiber solutions business on August 30, 2019.
Cash Paid for Interest
Cash paid for interest totaled $30.1 million for the year ended December 31, 2019 and $30.7 million for the year ended December 31, 2018. The decrease in cash paid for interest primarily related to a decrease in outstanding long-term debt balances, partially offset by higher variable interest rates for 2019 as compared to 2018.
Cash Paid for Income Taxes
Cash paid for income taxes net of refunds totaled $3.4 million for the year ended December 31, 2019 and $6.5 million for the year ended December 31, 2018.
Year Ended December 31, 2018 and the Year Ended December 31, 2017
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities were $29.8 million for the year ended December 31, 2018 compared to $30.1 million for the year ended December 31, 2017, a decrease of $0.3 million. For the year ended December 31, 2018, net income exclusive of non-cash items, net operating working capital and dividends from joint ventures provided $24.9 million, $7.2 million and $0.8 million, respectively, and changes in other assets and liability balances used $3.2 million of operating cash flow. For the year ended December 31, 2017, net income exclusive of non-cash items, changes in other assets and liability balances and net operating working capital provided $26.0 million, $2.1 million and $2.9 million of operating cash flow, respectively, and transaction fees on divestiture used $0.9 million of operating cash flows.
Cash Flows (Used in) Provided by Investing Activities
Cash flows used in investing activities were $10.4 million for the year ended December 31, 2018 compared to cash flows provided by investing activities of $0.7 million for the year ended December 31, 2017. The increase in cash flows used in investing activities was primarily the result of lower proceeds from disposals of property, plant and equipment of $5.3 million and lower proceeds from divestitures of $7.9 million. The proceeds from disposals of property, plant and equipment for the year ended December 31, 2018 were primarily due to the proceeds received from the building sale related to the closure of the engineered components segments’ U.K. facility in December 2018 and for the year ended December 31, 2017 were primarily due to the proceeds received from the building sale executed in connection with the sale leaseback of our Libertyville, Illinois facility in April 2017 and the sale of a building related to the closure of the industrial segment’s Richmond, Virginia facility in 2017. Lower capital expenditures of $2.1 million partially offset the increase in cash used in investing activities.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $9.3 million for the year ended December 31, 2018 compared with $24.3 million for the year ended December 31, 2017. The decrease in cash flows used in financing activities was driven by lower payments of $16.2 million on First and Second Lien term loans. This was offset by net payments of other long-term debt of $3.7 million for the year ended December 31, 2018 as compared to $2.2 million for the year ended December 31, 2017, a net increase of $1.5 million. In addition, cash flows used in financing activities decreased for value added taxes received on the U.K. building sale of $0.7 million, which will be paid out in 2019, offset by an increase from deferred financing costs of $0.6 million incurred in connection with the amendment to our Revolving Credit Facility.

Depreciation and Amortization
Depreciation and amortization totaled $42.6 million for the year ended December 31, 2018, compared with $38.9 million for the year ended December 31, 2017. Depreciation and amortization for the year ended December 31, 2018 was higher than incurred by the Company in the prior period primarily due to $2.3 million of accelerated intangible amortization expense recorded for a customer relationship intangible asset related to non-core smart utility meter product lines in the Metalex business and $1.4 million of accelerated depreciation expense related to the closure of the Richmond, Indiana facility in the North American fiber solutions business.
Capital Expenditures
Capital expenditures totaled $13.8 million for the year ended December 31, 2018, compared with $15.9 million for the year ended December 31, 2017. The lower capital expenditures were primarily driven by a lower level of project activity in 2018 compared with 2017.
Cash Paid for Interest
Cash paid for interest totaled $30.7 million for the year ended December 31, 2018 and $30.2 million for the year ended December 31, 2017. The increase in cash paid for interest primarily related to higher interest rates for 2018 as compared to 2017, partially offset by a decrease in outstanding long-term debt balances.
Cash Paid for Income Taxes
Cash paid for income taxes net of refunds totaled $6.5 million for the year ended December 31, 2018 and $6.8 million for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
The Company had outstanding letters of credit totaling $3.6 million, $4.9 million, and $6.1 million as of December 31, 2019, 2018 and 2017, respectively, the majority of which secure self-insured workers compensation liabilities.
Commitments and Contractual Obligations
The following table presents the Company’s commitments and contractual obligations as of December 31, 2019:

		Payments Due by Period
(in thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Long-term debt obligations under U.S. credit agreement (1)	$374,327	$3,100	$371,227	$—	$—
Other long-term debt obligations (1)	13,942	2,284	4,779	6,177	702
Finance lease obligations (1)	742	416	220	106	—
Interest payments on long-term debt obligations (2)	52,057	28,267	23,636	152	2
Operating lease obligations (3)	30,178	5,730	8,318	5,476	10,654
Multiemployer and UK pension obligations (4)	2,998	839	757	757	645
Total	$474,244	$40,636	$408,937	$12,668	$12,003
(1)Amounts represent the principal payments due under the long-term debt obligations. Foreign debt balances are based on exchange rates as of December 31, 2019.
(2)Amounts represent the expected cash payments of interest expense on long-term debt obligations, including finance lease obligations, and were calculated using interest rates in place as of December 31, 2019 and assuming that the underlying debt obligations will be repaid in accordance with their terms. These amounts also include projected payments related to the interest rate swaps.
(3)Operating lease obligations represent the undiscounted minimum rental commitments under non-cancelable operating leases, including renewal options which are deemed reasonably certain to be exercised. The imputed interest on operating lease obligations as of December 31, 2019 is $6.8 million. Refer to Note 10, “Leases” for additional information.
(4)Represents contributions required with respect to the former Morton multiemployer pension plan as a result of the withdrawal from the plan, and required contributions to certain pension plans in the U.S. and U.K. We are unable to determine the ultimate timing of all other pension payments, and therefore, no other payment amounts were included in the table.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Although we have listed a number of accounting policies below which we believe to be the most critical, we also believe that all of our accounting policies are important to the reader. Therefore, see Note 1, “Summary of Significant Accounting Policies,” of the accompanying consolidated financial statements of the Company appearing elsewhere in this Annual Report.
Goodwill, Other Intangible Assets and Other Long-Lived Assets: Our goodwill, other intangible assets and tangible fixed assets are held at historical cost, net of depreciation and amortization, less any provision for impairment. Our right-of-use operating lease assets are recorded at the present value of future minimum lease payments, net of amortization, less any provision for impairment. Intangible and tangible assets with determinable lives are amortized or depreciated on a straight line basis over estimated useful lives as follows:

Intangible Assets
Goodwill	No amortization
Patents	Amortized over 7 years
Customer relationships	Amortized over 10 to 15 years
Trademarks and other intangible assets	Amortized over 1 to 18 years
Right-of-use operating lease assets	Amortized over the term of the lease

Tangible Assets
Land	No depreciation
Buildings and improvements	Depreciated over 2 to 40 years
Machinery and equipment	Depreciated over 2 to 10 years
Goodwill reflects the cost of an acquisition in excess of the aggregate fair value assigned to identifiable net assets acquired. As of December 31, 2019, the Company has $45.7 million of goodwill, all of which is within the industrial segment. Goodwill is assessed for impairment at least annually and as triggering events or indicators of potential impairment occur. We perform our annual impairment test in the fourth quarter of our fiscal year. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit.
Impairment of goodwill is measured by comparing the fair value of a reporting unit to the carrying value of the reporting unit, including goodwill. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, we use a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. We also use a market approach, in which the fair values of comparable public companies and fair values based on recent comparable transactions (when available) are used in determining an estimated fair value for each reporting unit.
If the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.
We performed our annual goodwill impairment test in the fourth quarter of 2019 and determined that the fair value of the industrial reporting unit, the only reporting unit with a recorded goodwill balance, exceeded the carrying value of the reporting unit by over 15%. In connection with the goodwill impairment test, we engaged a third-party valuation firm to assist management with determining the fair value estimate for the reporting unit. The fair value of the reporting unit is determined using a weighted average of an income approach primarily based on our long-term strategic plan, a market approach based on implied valuation multiples of public company peer groups for the reporting unit and a market approach based on recent comparable transactions. Each approach was generally deemed equally relevant in determining reporting unit enterprise value, and as a result, weightings of 35 percent, 30 percent and 35 percent, respectively, were used for each. This fair value determination was categorized as Level 3 in the fair value hierarchy.
In connection with obtaining an independent third-party valuation, management provided certain information and assumptions that were utilized in the fair value calculation. Significant assumptions used in determining reporting unit fair value include forecasted cash flows, revenue growth rates, adjusted EBITDA margins, weighted average cost of capital (discount rate), assumed tax treatment of a future sale of the reporting unit, terminal growth rates, capital expenditures, sales and EBITDA multiples used in the market approach, and the weighting of the income and market approaches. A change in any of these assumptions, individually or in the aggregate, or future financial performance that is below management expectations may result in the carrying value of this reporting unit exceeding its fair value, and goodwill and amortizable intangible assets could be impaired. See Note 8, “Goodwill and Other Intangible Assets,” of the accompanying consolidated financial statements for further discussion.
We also review other intangible assets and tangible fixed assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, we perform undiscounted cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.
During the third quarter of 2019, a triggering event was identified due to sustained sales and profitability declines within the Metalex business in the engineered components segment, which resulted in the Company performing an analysis to assess long-lived assets of the asset group for impairment. The estimated fair value of the long-lived assets was determined using a probability weighted approach using both discounted cash flow projections based on future financial performance and a market approach. As a result of this analysis, non-cash impairment charges of $14.9 million and $5.7 million were recorded for customer relationship and trademark intangible assets, respectively, during the third quarter of 2019. These intangible asset impairment charges are recorded as impairment charges within net loss (income) from discontinued operations, net of tax in the consolidated statements of operations.
A considerable amount of management judgment and assumptions is required in performing the impairment tests, principally in determining the fair value of each reporting unit and the specifically identifiable intangible and tangible assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, additional impairment charges could be required.
Employee Benefit Plans: We provide a range of benefits to employees and certain former employees, including in some cases pensions and postretirement health care, though the plans are frozen to new participation. We recognize pension and post-retirement benefit income and expense and assets and obligations that are based on actuarial valuations using a December 31 measurement date and that include key assumptions regarding discount rates, expected returns on plan assets, retirement and mortality rates, future compensation increases, and health care cost trend rates. The approach we use to determine the annual assumptions is as follows:
•Discount Rate: Our discount rate assumptions are based on the interest rate of high-quality corporate bonds, with appropriate consideration of our plans’ participants’ demographics and benefit payment terms.
•Expected Return on Plan Assets: Our expected return on plan assets assumptions are based on our expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.
•Compensation Increase: Our compensation increase assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation.
•Retirement and Mortality Rates: Our retirement and mortality rate assumptions are based primarily on actual plan experience and mortality tables.
•Health Care Cost Trend Rates: Our health care cost trend rate assumptions are based primarily on actual plan experience and mortality inflation.
The key assumptions utilized in the accounting for employee benefit plans require a considerable amount of management judgement. We review actuarial assumptions on an annual basis and make modifications based on current rates and trends when appropriate. As required by GAAP, the effects of the modifications are recorded as a component of other comprehensive income and are amortized over future periods. Based on information provided by independent actuaries and other relevant sources, we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. See Note 15, “Employee Benefit Plans,” of the accompanying consolidated financial statements for further discussion.
Income Taxes: We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining both our key assumptions utilized in the accounting for income taxes and the recording of the worldwide provision for income taxes and the related deferred tax assets and liabilities. We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those tax positions that do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credits and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established valuation allowances against certain of our deferred tax assets relating to foreign and state net operating loss and credit carryforwards. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded.
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act also added many new provisions including changes to bonus depreciation and the deductions for executive compensation and interest expense, and the requirement to include in our U.S. federal income tax return foreign subsidiary earnings in excess of an allowable return of the foreign subsidiary’s tangible assets, among others. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. See further discussion of the Tax Reform Act within “Consolidated Results of Operations” above and Note 14, “Income Taxes,” of the accompanying consolidated financial statements for further discussion.
Revenue Recognition: Net sales are recognized when control of a performance obligation is transferred to the customer in an amount that reflects the consideration expected to be received in exchange for the transferred good or service. We typically satisfy our performance obligations in contracts with customers upon shipment of the goods or delivery of the services. Amounts invoiced to customers related to shipping and handling are classified as net sales, while expenses for transportation of products to customers are recorded as a component of cost of goods sold on the consolidated statement of operations. Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from net sales. As of the contract inception date, the expected time between the completion of the performance obligation and the payment from the customer is less than a year, and as such there are no significant financing components in the consideration recognized and disclosures around unsatisfied performance obligations have been omitted.
We estimate whether we will be subject to variable consideration under the terms of the contract and include our estimate of variable consideration in the transaction price based on the expected value method when it is deemed probable of being realized based on historical experience and trends. A significant amount of management judgement is required to develop the assumptions that we use to estimate the variable consideration of certain contracts. Types of variable consideration may include rebates, discounts, and product returns, among others, which are recorded as a deduction to net sales at the time when control of a performance obligation is transferred to the customer.
The majority of our contracts are for the sale of goods that qualify as separate performance obligations that are distinct from other goods or services provided in the same contract. Transaction price inclusive of estimated variable consideration is allocated to separate performance obligations based on their relative standalone selling prices using observable inputs. When observable inputs are not available, we estimate stand alone selling price using cost plus a reasonable margin approach. Contracts entered into with the same customer at or near the same time are combined into a single contract if they represent a single commercial objective, if payment of consideration in one contract is dependent on performance of the other contract, or if promises in different contracts constitute a single performance obligation. For the limited contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract.
Performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products transferred to customers at a point in time accounted for more than 99% of net sales for the year ended December 31, 2019. We recognize revenue over time for certain production parts in the industrial business that are highly customized with no alternative use and for which we have an enforceable right to payment with a reasonable margin under the terms of the contract based on the output method of goods produced. Revenue from products transferred to customers over time accounted for less than 1% of net sales for the year ended December 31, 2019.
We provide industry standard assurance-type warranties which ensure that the manufactured products comply with agreed upon specifications with the customers and do not represent a separate performance obligation with the customer. Warranty based accruals are established under Accounting Standards Codification 460, “Guarantees,” based on an evaluation of historical warranty experience and management’s estimate of the level of future claims.

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
Currency Risk: We have manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $116.2 million, or 34%, of our sales from continuing operations originated in a currency other than the U.S. dollar for the year ended December 31, 2019. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the year ended December 31, 2019, sales denominated in Euros approximated $93 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $9.3 million, respectively, and the change in our net (loss) income would increase or decrease by approximately $1.2 million. The net assets and liabilities of our non-U.S. dollar denominated subsidiaries, which totaled approximately $152.6 million as of December 31, 2019, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive loss at December 31, 2019 resulted in a decrease to shareholders’ equity of $26.2 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled following the initial transaction date, and from the repayment of intercompany loans between subsidiaries using different currencies. We periodically identify areas where we do not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of December 31, 2019, we did not have any significant foreign currency hedging instruments in place nor did we have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of December 31, 2019, long-term debt denominated in currencies other than the USD totaled approximately $14.7 million.
Interest Rate Risk: We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on our outstanding floating rate debt instruments, which bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Borrowings under U.S. credit facilities bear interest at rates tied to either the “administrative agent’s prime rate,” the federal funds effective rate, the Eurocurrency rate, or a Eurocurrency rate determined by reference to LIBOR, subject to an established floor. Until the second quarter of 2018, applicable interest rates were lower than the designated floor in our Senior Secured Credit Facilities; therefore, until that point, interest rates were not subject to change. However, now that interest rates exceed the established floor, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt would increase or decrease annual interest expense by approximately $0.9 million, net of the impact of interest rate swaps discussed in the paragraph below.
As of December 31, 2019, we have entered into various interest rate swaps in order to mitigate a portion of the variable rate interest exposure. We are counterparty to certain interest rate swaps with a total notional amount of $210.0 million entered into in November 2015. These swaps are scheduled to mature in June 2020. Under the terms of the agreement, we swapped three month LIBOR rates for a fixed interest rate, resulting in the payment of a fixed LIBOR rate of 2.08% on a notional amount of $210.0 million. As of December 31, 2019, LIBOR was lower than 2.08%. However, if interest rates were to exceed 2.08%, a 25 basis point increase or decrease in interest rates would increase or decrease annual interest expense by $0.4 million on the unhedged portion of our Senior Secured Credit Facilities.
Commodity risk: We source a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and utilize value analysis and value engineering initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of December 31, 2019, we did not have any commodity hedging instruments in place.

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
The following table presents our unaudited quarterly results of operations for the eight quarters in fiscal 2019 and fiscal 2018. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our consolidated financial position and operating results for the quarters presented.

	1Q	2Q	3Q	4Q	Full Year
(in thousands, except percentages)	2019	2019	2019	2019	2019
Net sales	$92,916	$92,475	$76,150	$76,356	$337,897
Gross profit	23,596	20,666	15,755	14,589	74,606
Net loss from continuing operations	(5,253)	(9,734)	(11,576)	(16,868)	(43,431)
Net loss from discontinued operations, net of tax	(1,803)	(3,382)	(21,591)	(11,401)	(38,177)
Net loss attributable to Jason Industries	(7,056)	(13,116)	(33,167)	(28,269)	(81,608)
Accretion of preferred stock dividends	812	828	845	862	3,347
Net loss allocable to common shareholders of Jason Industries	$(7,868)	$(13,944)	$(34,012)	$(29,131)	$(84,955)
Basic and diluted net loss per share allocable to common share holders of Jason Industries:
Net loss per share from continuing operations	$(0.22)	$(0.37)	$(0.44)	$(0.61)	$(1.64)
Net loss per share from discontinued operations	$(0.06)	$(0.12)	$(0.76)	$(0.40)	$(1.34)
Basic and diluted net loss per share	$(0.28)	$(0.49)	$(1.20)	$(1.01)	$(2.98)
Weighted average number of common shares outstanding:
Basic and diluted	27,962	28,439	28,632	28,838	28,484

	1Q	2Q	3Q	4Q	Full Year
(in thousands, except percentages)	2018	2018	2018	2018	2018
Net sales	$101,013	$100,446	$85,625	$80,875	$367,959
Gross profit	24,799	25,193	19,951	20,164	90,107
Net loss from continuing operations	(2,322)	(2,145)	(5,365)	(4,821)	(14,653)
Net income (loss) from discontinued operations, net of tax	1,684	1,790	907	(2,888)	1,493
Net loss attributable to Jason Industries	(638)	(355)	(4,458)	(7,709)	(13,160)
Accretion of preferred stock dividends and redemption premium	1,727	765	782	796	4,070
Net loss allocable to common shareholders of Jason Industries	$(2,365)	$(1,120)	$(5,240)	$(8,505)	$(17,230)
Basic and diluted net loss per share allocable to common shareholders of Jason Industries:
Net loss per share from continuing operations	$(0.15)	$(0.11)	$(0.22)	$(0.20)	$(0.68)
Net loss per share from discontinued operations	$0.06	$0.06	$0.03	$(0.11)	$0.06
Basic and diluted net loss per share	$(0.09)	$(0.04)	$(0.19)	$(0.31)	$(0.62)
Weighted average number of common shares outstanding:
Basic and diluted	27,329	27,677	27,683	27,683	27,595

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Jason Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Jason Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ (deficit) equity and cash flows for the year ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 10 to the financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of Accounting Standard Update No. 2016-02, Leases (Topic 842) under the modified retrospective adoption method.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 2, 2020

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Jason Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Jason Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 5, 2019, except for the effects of the restatement discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2018 annual report on Form 10-K/A and Note 2 (not presented herein) to the financial statement schedule appearing under Schedule II of the Company’s 2018 annual report on Form 10-K/A, as to which the date is May 13, 2019, and except for the effects of discontinued operations discussed in Note 2 and the change in composition of reportable segments discussed in Note 16 to the consolidated financial statements, as to which the date is March 2, 2020

We have served as the Company’s or its predecessors’ auditor from 1985 to 2019.

Jason Industries, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Net sales	$337,897	$367,959	$382,096
Cost of goods sold	263,291	277,852	295,076
Gross profit	74,606	90,107	87,020
Selling and administrative expenses	78,200	78,752	77,611
Loss (gain) on disposals of property, plant and equipment-net	303	(1,318)	(320)
Restructuring	3,954	877	2,475
Operating (loss) income	(7,851)	11,796	7,254
Interest expense-net	(32,978)	(33,277)	(32,951)
Gain on extinguishment of debt	—	—	2,201
Equity income	316	1,024	952
Loss on divestiture	—	—	(8,730)
Other income-net	1,098	758	258
Loss from continuing operations before income taxes	(39,415)	(19,699)	(31,016)
Tax provision (benefit)	4,016	(5,046)	(15,614)
Net loss from continuing operations	$(43,431)	$(14,653)	$(15,402)
Net (loss) income from discontinued operations, net of tax	(38,177)	1,493	10,929
Net loss	(81,608)	(13,160)	(4,473)
Less net gain (loss) attributable to noncontrolling interests	—	—	5
Net loss attributable to Jason Industries	$(81,608)	$(13,160)	$(4,478)
Accretion of preferred stock dividends and redemption premium	3,347	4,070	3,783
Net loss allocable to common shareholders of Jason Industries	$(84,955)	$(17,230)	$(8,261)

Basic and diluted net (loss) income per share allocable to common shareholders of Jason Industries:
Net loss per share from continuing operations	$(1.64)	$(0.68)	$(0.74)
Net (loss) income per share from discontinued operations	(1.34)	0.06	0.42
Basic and diluted net loss per share	$(2.98)	$(0.62)	$(0.32)

Weighted average number of common shares outstanding:
Basic and diluted	28,484	27,595	26,082
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Net loss	$(81,608)	$(13,160)	$(4,473)
Other comprehensive (loss) income:
Employee retirement plan adjustments, net of tax (benefit) expense of ($230), ($66), and $73, respectively	(401)	(177)	373
Foreign currency translation adjustments	(3,062)	(4,555)	10,542
Net change in unrealized (losses) gains on cash flow hedges, net of tax (benefit) expense of ($518), $436, and $814, respectively	(1,609)	1,349	1,317
Total other comprehensive (loss) income	(5,072)	(3,383)	12,232
Comprehensive (loss) income	(86,680)	(16,543)	7,759
Less: Comprehensive income attributable to noncontrolling interests	—	—	43
Comprehensive (loss) income attributable to Jason Industries	$(86,680)	$(16,543)	$7,716
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$84,526	$46,698
Accounts receivable - net of allowances for doubtful accounts of $1,106 and $1,073 at 2019 and 2018, respectively	33,085	36,213
Inventories - net	49,943	49,475
Other current assets	7,433	5,582
Current assets held for sale	—	58,171
Total current assets	174,987	196,139
Property, plant and equipment - net	70,276	75,166
Right-of-use operating lease assets	20,910	—
Goodwill	45,684	44,065
Other intangible assets - net	64,590	69,700
Other assets - net	10,654	11,287
Noncurrent assets held for sale	—	107,240
Total assets	$387,101	$503,597
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities
Current portion of long-term debt	$5,800	$5,687
Current portion of operating lease liabilities	4,275	—
Accounts payable	22,914	30,421
Accrued compensation and employee benefits	8,551	11,954
Accrued interest	79	89
Other current liabilities	13,783	13,161
Current liabilities held for sale	—	24,551
Total current liabilities	55,402	85,863
Long-term debt	378,950	386,101
Long-term operating lease liabilities	19,136	—
Deferred income taxes	7,534	17,613
Other long-term liabilities	16,938	18,436
Noncurrent liabilities held for sale	—	3,367
Total liabilities	477,960	511,380
Commitments and Contingencies (Note 17)
Shareholders’ (Deficit) Equity
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 43,950 shares issued and outstanding at December 31, 2019, including 860 shares declared on November 3, 2019 and issued on January 1, 2020, and 40,612 shares issued and outstanding at December 31, 2018, including 794 shares declared on November 1, 2018 and issued on January 1, 2019)	$43,950	$40,612
Common stock, $0.0001 par value (120,000,000 shares authorized, 28,508,977 shares issued and outstanding at December 31, 2019 and 27,394,978 shares issued and outstanding at December 31, 2018)	3	3
Additional paid-in capital	155,023	155,533
Retained deficit	(261,192)	(180,360)
Accumulated other comprehensive loss	(28,643)	(23,571)
Total shareholders’ (deficit) equity	(90,859)	(7,783)
Total liabilities and shareholders’ (deficit) equity	$387,101	$503,597
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc.
Consolidated Statements of Shareholders’ (Deficit) Equity
(In thousands,except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Shareholders’ (Deficit) Equity Attributable to Jason Industries, Inc.	Noncontrolling Interests	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	46	$45,899	24,802	$2	$144,666	$(163,232)	$(30,372)	$(3,037)	$(105)	$(3,142)
Dividends declared	4	3,766	—	—	(3,783)	—	—	(17)	—	(17)
Share-based compensation	—	—	106	—	1,119	—	—	1,119	—	1,119
Tax withholding related to vesting of restricted stock units	—	—	(26)	—	(35)	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(4,478)	—	(4,478)	5	(4,473)
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	373	373	—	373
Foreign currency translation adjustments	—	—	—	—	—	—	10,506	10,506	36	10,542
Net changes in unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	—	1,315	1,315	2	1,317
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	—	—	1,084	1	1,821	—	(1,884)	(62)	62	—
Balance at December 31, 2017	50	49,665	25,966	3	143,788	(167,710)	(20,062)	5,684	—	5,684
Cumulative impact of accounting changes	—	—	—	—	—	510	(126)	384	—	384
Dividends declared	3	3,083	—	—	(3,093)	—	—	(10)	—	(10)
Share-based compensation	—	—	36	—	2,709	—	—	2,709	—	2,709
Tax withholding related to vesting of restricted stock units	—	—	(3)	—	(7)	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	(13,160)		(13,160)	—	(13,160)
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	(177)	(177)	—	(177)
Foreign currency translation adjustments	—	—	—	—	—	—	(4,555)	(4,555)	—	(4,555)
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	—	—	1,349	1,349	—	1,349
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	(12)	(12,136)	1,396	—	12,136	—	—	—	—	—
Balance at December 31, 2018	41	40,612	27,395	3	155,533	(180,360)	(23,571)	(7,783)	—	(7,783)
Cumulative impact of accounting changes	—	—	—	—	—	776	—	776	—	776
Dividends declared	3	3,338	—	—	(3,347)	—	—	(9)	—	(9)
Share-based compensation	—	—	1,530	—	3,354	—	—	3,354	—	3,354
Tax withholding related to vesting of restricted stock units	—	—	(416)	—	(517)	—	—	(517)	—	(517)
Net loss	—	—	—	—	—	(81,608)	—	(81,608)	—	(81,608)
Employee retirement plan adjustments, net of tax	—	—	—	—	—	—	(401)	(401)	—	(401)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,062)	(3,062)	—	(3,062)
Net changes in unrealized losses on cash flow hedges, net of tax	—	—	—	—	—	—	(1,609)	(1,609)	—	(1,609)
Balance at December 31, 2019	44	$43,950	28,509	$3	$155,023	$(261,192)	$(28,643)	$(90,859)	$—	$(90,859)
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc. Consolidated Statements of Cash Flows (In thousands, except share and per share amounts)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Includes cash flow activities from both continuing and discontinued operations
Cash flows from operating activities
Net loss	$(81,608)	$(13,160)	$(4,473)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	24,606	28,356	26,260
Amortization of intangible assets	10,855	14,248	12,674
Amortization of deferred financing costs and debt discount	2,994	2,937	2,943
Non-cash operating lease expense	8,024	—	—
Non-cash impairment charges	20,597	—	—
Equity income	(316)	(1,024)	(952)
Deferred income taxes	(9,013)	(7,995)	(17,345)
Loss (gain) on disposals of property, plant and equipment - net	448	(1,142)	(759)
Gain on extinguishment of debt	—	—	(2,201)
Non-cash impact of business divestitures and dissolutions	12,858	—	7,798
Dividends from joint ventures	728	833	—
Share-based compensation	3,354	2,709	1,119
Net increase (decrease) in cash, net of acquisitions and dispositions, due to changes in:
Accounts receivable	7,239	7,454	6,997
Inventories	4,109	5,750	3,804
Other current assets	(648)	2,819	1,464
Accounts payable	(11,375)	(6,015)	(7,897)
Accrued compensation and employee benefits	(4,409)	(2,710)	5,946
Accrued interest	(9)	(187)	98
Accrued income taxes	312	(1,221)	473
Operating lease liabilities, net	(7,221)	—	—
Other - net	(2,325)	(1,895)	(5,858)
Total adjustments	60,808	42,917	34,564
Net cash (used in) provided by operating activities	(20,800)	29,757	30,091

Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	2,117	3,531	8,809
Payments for property, plant and equipment	(11,785)	(13,753)	(15,873)
Proceeds from divestitures, net of cash divested and liabilities assumed by buyer	79,796	—	7,883
Acquisitions of business, net of cash acquired	(11,000)	—	—
Acquisitions of patents	(42)	(152)	(104)
Net cash provided by (used in) investing activities	59,086	(10,374)	715
Cash flows from financing activities
Payments of deferred financing costs	(331)	(649)	—
Payments of First and Second Lien term loans	(8,100)	(5,600)	(21,826)
Proceeds from other long-term debt	4,645	3,387	8,596
Payments of other long-term debt	(6,362)	(7,076)	(10,816)
Payments of finance lease obligation	(340)	—	—
Value added tax (paid from) collected on building sale	(707)	694	—
Other financing activities - net	(627)	(22)	(232)
Net cash used in financing activities	(11,822)	(9,266)	(24,278)
Effect of exchange rate changes on cash and cash equivalents	(107)	(835)	1,498
Net increase in cash and cash equivalents	26,357	9,282	8,026

Cash and cash equivalents, beginning of period	58,169	48,887	40,861
Cash and cash equivalents, end of period	$84,526	$58,169	$48,887
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$30,121	$30,687	$30,242
Income taxes, net of refunds	$3,440	$6,480	$6,843
Acquisition-related transaction costs used in operating activities	$384	$—	$—
Divestiture-related transaction costs used in operating activities	$4,091	$—	$932
Non-cash lease activities:
Right-of-use operating assets obtained in exchange for operating lease obligations	$3,341	$—	$—
Right-of-use finance assets obtained in exchange for finance lease obligations	$536	$—	$—
Non-cash investing activities
Property, plant and equipment acquired through additional liabilities	$618	$1,451	$1,179
Non-cash financing activities:
Accretion of preferred stock dividends	$2	$2	$6
Non-cash preferred stock created from dividends declared	$3	$3	$4
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	$—	$—	$62
Exchange of preferred stock for common stock of Jason Industries, Inc.	$—	$12,136	$—
Debt and pension liability assumed by buyer with divestitures	$2,206	$—	$2,950
The accompanying notes are an integral part of these consolidated financial statements.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1.	Summary of Significant Accounting Policies
Description of business: Jason Industries, Inc. and its subsidiaries (collectively, the “Company”) is a global industrial manufacturing company with significant market share positions in each of its two segments: industrial and engineered components. The Company provides critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through its global network of 23 manufacturing facilities and nine sales, administrative and/or warehouse facilities throughout the United States and 13 foreign countries. In the first quarter of 2019, as part of a review of the Company’s organizational structure, the Company made certain strategic leadership changes which required a reassessment of reportable segments. Based on this evaluation, the Company changed how it makes operating decisions, assesses performance of the business, and allocates resources. As a result of the evaluation, the Company reduced the number of operating and reportable segments from four to three: industrial, engineered components and fiber solutions. The prior year segment disclosures have been updated to conform with current year presentation.
On August 12, 2019, we announced that our Board of Directors had engaged financial advisors to advise us as we conduct a process to evaluate strategic alternatives. This evaluation includes, but is not limited to, a potential sale, strategic merger, consolidation or business combination, acquisition, recapitalization, financing consisting of equity and/or debt securities, and/or a restructuring of the Company’s debt, focused on maximizing the value of the Company for its stakeholders.
Discontinued operations: The Company presents discontinued operations when there is a disposal of a component group that is considered by the Company to be a strategic shift that has a major effect on operations and financial results. The results of operations for discontinued operations are aggregated into a single line in the consolidated statements of operations for all periods presented.
During 2019, the Company determined that both the North American fiber solutions business and the Metalex business within the engineered components segment met the criteria to be classified as discontinued operations. As a result, the Company’s prior period results of operations, financial position and notes to the financial statements have been recast to be presented on a continuing operations basis, except where noted. The assets and liabilities of the North American fiber solutions business and the Metalex business have been presented as held for sale for the periods prior to the sale. On August 30, 2019 and on December 13, 2019, the Company completed the divestitures of our North American fiber solutions business and our Metalex business, respectively. Previously, on August 30, 2017, the Company completed the sale of the European fiber solutions business, which did not meet the criteria for discontinued operations presentation at the time of the divestiture. As such, the results of the European fiber solutions business are presented within continuing operations through the date of the sale.
Basis of presentation: The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length ending on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2019, the Company’s fiscal quarters were comprised of the three months ended March 29, June 28, September 27, and December 31. In 2018, the Company’s fiscal quarters were comprised of the three months ended March 30, June 29, September 28, and December 31.
Principles of consolidation: The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Investments in partially owned affiliates are accounted for using the equity method when the Company’s interest is between 20% and 50% and the Company does not have a controlling interest, yet maintains significant influence.
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
Amortization is recorded for other intangible assets with determinable lives. Patents, customer relationships, and trademarks and other intangible assets are amortized on a straight-line basis over their estimated useful lives of 7 years, 10 to 15 years, and 1 to 18 years, respectively.
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
Impairment of goodwill is measured by comparing the fair value of a reporting unit to the carrying value of the reporting unit, including goodwill. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The Company also uses a market approach, in which the fair values of comparable public companies and fair values based on recent comparable transactions (when available) are used in determining an estimated fair value for each reporting unit.
If the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. See Note 8, “Goodwill and Other Intangible Assets” for further discussion regarding the results of the Company’s goodwill impairment testing.
Investments in partially-owned affiliates: The Company has investments in joint ventures located in Asia. These joint ventures are part of the industrial segment and are accounted for using the equity method of accounting. As of December 31, 2019 and 2018, the Company’s investment in these joint ventures was $5.8 million and $6.3 million, respectively, and is included in other assets-net in the consolidated balance sheets. Equity income is presented separately on the consolidated statements of operations.
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
The carrying amounts within the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $297.3 million and $387.4 million as of December 31, 2019 and 2018, respectively. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.
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
Employee Benefit Plans: The Company recognizes pension and post-retirement benefit income and expense and assets and obligations that are based on actuarial valuations using a December 31 measurement date and that include key assumptions regarding discount rates, expected returns on plan assets, retirement and mortality rates, future compensation increases, and health care cost trend rates. The Company reviews actuarial assumptions on an annual basis and makes modifications based on current rates and trends when appropriate. As required by GAAP, the effects of the modifications are recorded as a component of other comprehensive income and are amortized over future periods.
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
Other comprehensive (loss) income: Other comprehensive (loss) income includes disclosure of financial information that historically has not been recognized in the calculation of net (loss) income. The Company’s other comprehensive (loss) income includes the change in unrecognized prior service costs on pension and other postretirement obligations, foreign currency translation, and fair value adjustments related to derivative instruments.
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
The majority of the Company’s contracts are for the sale of goods that qualify as separate performance obligations that are distinct from other goods or services provided in the same contract. Transaction price inclusive of estimated variable consideration is allocated to separate performance obligations based on their relative standalone selling prices using observable inputs. When observable inputs are not available, the Company estimates standalone selling price using cost plus a reasonable margin approach. Contracts entered into with the same customer at or near the same time are combined into a single contract if they represent a single commercial objective, if payment of consideration in one contract is dependent on performance of the other contract, or if promises in different contracts constitute a single performance obligation. For the limited contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract.
Performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products transferred to customers at a point in time accounted for more than 99% of net sales for the year ended December 31, 2019. The Company recognizes revenue over time for certain production parts in the industrial business that are highly customized with no alternative use and for which the Company has an enforceable right to payment with a reasonable margin under the terms of the contract based on the output method of goods produced. Revenue from products transferred to customers over time accounted for less than 1% of net sales for the year ended December 31, 2019.
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

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
During 2018, the Company experienced a force majeure incident at a supplier in the engineered components segment that resulted in incremental costs to maintain production and lost revenues during the disruption period. As a result of this event, the Company received $2.2 million of insurance claims proceeds which were recorded as a component of cost of goods sold within the consolidated statement of operations.
Finance and operating lease obligations: The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office, warehouse and manufacturing facilities and non-real estate leases generally include office equipment, manufacturing machinery, vehicles and other transportation equipment. The Company’s leases have remaining lease terms of less than one year to ten years. Many of the leases include provisions that enable the Company to renew the lease, and a number of leases are subject to various escalation clauses. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the right-of-use (“ROU”) asset and lease liability. Operating lease ROU assets and lease liabilities are recorded on the balance sheet on the date the Company takes possession of the leased assets with expense recognized on a straight-line basis over the lease term. Leases with an estimated total term of 12 months or less are not recorded on the balance sheet and the lease expense is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
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
Research and development costs: Research and development costs consist of engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $4.8 million in the year ended December 31, 2019, $2.4 million in the year ended December 31, 2018, and $3.3 million in the year ended December 31, 2017.
Advertising costs: Advertising costs are charged to selling and administrative expenses as incurred and were $1.1 million in the year ended December 31, 2019, $1.4 million in the year ended December 31, 2018, and $1.6 million in the year ended December 31, 2017.
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
During the years ended December 31, 2019, 2018, and 2017 the Company had no individual customers at or above 10% of consolidated net sales. At December 31, 2019 and 2018, no single customer accounted for greater than 10% of the Company’s consolidated accounts receivable balance.
Recently issued accounting standards
Accounting standards adopted in the current fiscal year
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes new accounting and disclosure requirements for leases. See above for discussion of the Company’s finance and operating lease obligation policy and Note 10, “Leases” for further discussion regarding the adoption of this standard effective January 1, 2019.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 broadens the scope of financial and nonfinancial

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
strategies eligible for hedge accounting and makes certain targeted improvements to simplify the application of hedge accounting guidance. In addition, the standard amends the presentation and disclosure requirements for hedges and is intended to more closely align the hedge accounting guidance with a company’s risk management strategies. The Company adopted ASU 2017-12 effective January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or the related disclosures within the accompanying notes.
Accounting standards to be adopted in future fiscal periods
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires the use of an "expected loss" model on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans, and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. The standard is effective for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently assessing the impact that ASU 2016-13 will have on the consolidated financial statements and related disclosures, as well as the planned timing of adoption.
In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). ASU 2018-14 modifies certain disclosure requirements for pension and other postretirement plans, such as eliminating requirements to disclose the amounts in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost over the next fiscal year and the impact that a 1% increase or decrease in the medical trend rate would have on the accumulated postretirement benefit obligation. The standard is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. As the scope of ASU 2018-14 is limited to only financial disclosure requirements, the standard will not have an impact on the Company’s consolidated financial statements. The Company is currently assessing the impact that this standard will have on the employee benefit plan disclosures within the notes to the consolidated financial statements, as well as the planned timing of adoption.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and improves application of and simplifies other areas of Topic 740 by clarifying and amending existing guidance. The amendment is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact that these amendments will have on the consolidated financial statements and related disclosures, as well as the planned timing of adoption.

2.	Discontinued Operations and Divestitures
North American Fiber Solutions Sale
On August 30, 2019, the Company completed the sale of its North American fiber solutions business to ACR II Motus Integrated Technologies Cooperatief U.A., Motus Pivot MX Holding B.V, Motus Pivot Holding B.V. and Motus Pivot Inc. (collectively, the “Motus Group”), pursuant to an agreement dated as of August 11, 2019, by and between two subsidiaries of the Company and the Motus Group (the “Fiber Sale Agreement”), for a purchase price of $85.0 million, subject to certain adjustments as set forth in the Fiber Sale Agreement. The purchase price was reduced by $5.0 million due to the outcome of certain commercial activities for which the measurement period ended on October 31, 2019. The purchase price is also subject to a net working capital adjustment as defined by the Sale Agreement, which is currently in dispute between the Company and the Motus Group. The Motus Group has proposed a working capital adjustment that results in a further purchase price reduction of $5.2 million. The Company believes this claim lacks merit and a loss for the amount subject to dispute is not probable as of December 31, 2019.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The following table summarizes the cash received from the sale of the North American fiber solutions business before transaction costs, income taxes and certain retained liabilities:

Base purchase price	$85,000
Less: contingent purchase price not earned	(5,000)
Less: debt and pension liabilities assumed by the Motus Group	(2,206)
Less: income tax allocation due to buyer	(560)
Plus: preliminary working capital surplus	5
Plus: excess cash at closing	1,394
Adjusted purchase price	78,633
Less: cash divested	(3,894)
Less: consideration held in escrow and closing balance sheet adjustments	282
Sale proceeds from divestiture, net of cash divested and liabilities assumed by buyer	$75,021
Total divestiture-related costs for the sale of the North American fiber solutions business were $5.3 million, of which $0.5 million is non-cash share-based compensation expense. Of the remaining cash transaction expenses, $3.9 million had been paid as of December 31, 2019. Of the divestiture-related costs, $3.0 million were deemed to be direct costs of the sale and were included as a component of the loss on divestiture within net loss from discontinued operations. The remaining costs related to retention agreements with key personnel and other professional services related costs which are included within selling and administrative expenses and termination benefits with the former general manager of the business which are included within restructuring, both within net loss from discontinued operations.
Metalex Sale
On December 13, 2019, the Company completed the sale of its Metalex business to Morton Global, LLC and MHIG LLC (collectively, “Morton Global”), pursuant to an agreement dated as of December 13, 2019, by and between two subsidiaries of the Company and Morton Global (the “Metalex Sale Agreement”), for a purchase price of $5.0 million, subject to certain adjustments as set forth in the Metalex Sale Agreement. The final purchase price is subject to a net working capital adjustment to be settled within 90 days of the closing date, which is currently in dispute between the Company and Morton Global. The Company believes this claim lacks merit and a loss for the amount subject to dispute is not probable as of December 31, 2019. Pursuant to the Metalex Sale Agreement, Morton Global is also required to cause the Company to be released from certain real property leases for which the Company is a guarantor within 90 days following the sale closing, which has not yet occurred.
The following table summarizes the cash received from the sale of the Metalex business before transaction costs, income taxes and certain retained liabilities:

Base purchase price	$5,000
Plus: preliminary working capital surplus	570
Plus: cash at closing	229
Plus: income tax allocation due from buyer	139
Adjusted purchase price	5,938
Less: cash divested	(229)
Less: consideration held in escrow and closing balance sheet adjustments	(934)
Proceeds from divestiture, net of cash divested	$4,775
Total divestiture-related costs for the sale of the Metalex business were $0.8 million, of which $0.1 million was non-cash share-based compensation expense. Of the remaining cash transaction expenses, $0.2 million had been paid as of December 31, 2019. Of the divestiture-related costs, $0.5 million were deemed to be direct costs of the sale and were included as a component of the loss on divestiture within net loss from discontinued operations. The remaining costs related to other professional services related costs which are included within selling and administrative expenses within net loss from discontinued operations.
The divestitures reduced the Company’s automotive and rail market exposures, increased its liquidity and simplified its portfolio of businesses. In addition, the simplified portfolio will allow the Company to invest in and focus on margin expansion and growth in the industrial and engineered components segments.
The Company determined that both the North American fiber solutions and Metalex businesses met the criteria to be classified as discontinued operations. As a result, the historical results of the North American fiber solutions and Metalex

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
businesses are reflected in the Company’s consolidated financial statements as discontinued operations and assets and liabilities of the North American Fiber Solutions and Metalex businesses have been retrospectively reclassified as assets and liabilities held for sale.
The following table summarizes the results of the North American fiber solutions business and the Metalex business and other costs associated with the divestitures reclassified as discontinued operations for the years ended December 31, 2019, 2018 and 2017.

	North American Fiber Solutions			Metalex
	For the Years Ended			For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2019	December 31, 2018	December 31, 2017
Net sales	$90,516	$161,961	$183,900	$42,801	$83,028	$82,621
Cost of goods sold	77,495	136,461	151,596	44,945	72,355	71,096
Gross profit (loss)	13,021	25,500	32,304	(2,144)	10,673	11,525
Selling and administrative expenses	10,934	16,640	16,717	7,731	11,078	9,526
Impairment charges	—	—	—	20,597	—	—
(Gain) loss on disposals of property, plant and equipment - net	(4)	72	17	150	104	(455)
Restructuring	1,002	2,659	457	445	922	1,334
Operating income (loss)	1,089	6,129	15,113	(31,067)	(1,431)	1,120
Interest expense-net	(47)	(94)	(76)	(78)	(66)	(61)
Loss on divestiture	(3,060)	—	—	(13,783)	—	—
Other income (loss) - net	(10)	(40)	—	(108)	(64)	63
(Loss) income before income taxes	(2,028)	5,995	15,037	(45,036)	(1,561)	1,122
Tax provision (benefit)	1,337	3,453	4,927	(10,224)	(512)	303
Net (loss) income from discontinued operations	$(3,365)	$2,542	$10,110	$(34,812)	$(1,049)	$819

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The following table summarizes the major classes of assets and liabilities of the North American fiber solutions business and the Metalex business classified as held for sale as of December 31, 2018.

	North American Fiber Solutions	Metalex	Total
Assets
Current assets
Cash and cash equivalents	$11,712	$(241)	$11,471
Accounts receivable - net	19,234	5,112	24,346
Inventories - net	8,120	6,152	14,272
Other current assets	6,615	1,467	8,082
Total current assets held for sale	45,681	12,490	58,171
Property, plant and equipment - net	43,960	15,743	59,703
Other intangible assets - net	20,083	26,746	46,829
Other assets - net	316	392	708
Total noncurrent assets held for sale	64,359	42,881	107,240
Total assets held for sale	$110,040	$55,371	$165,411

Liabilities
Current liabilities
Current portion of long-term debt	$857	$—	$857
Accounts payable	12,199	4,877	17,076
Accrued compensation and employee benefits	2,087	411	2,498
Other current liabilities	3,358	762	4,120
Total current liabilities held for sale	18,501	6,050	24,551
Long-term debt	1,143	—	1,143
Deferred income taxes	112	—	112
Other long-term liabilities	1,022	1,090	2,112
Total noncurrent liabilities held for sale	2,277	1,090	3,367
Total liabilities held for sale	$20,778	$7,140	$27,918
The current portion of long-term debt and long-term debt which were assumed by the Motus Group with the North American fiber solutions business divestiture relates to foreign debt previously held in Mexico.
The following table summarizes significant cash flow disclosures for the North American fiber solutions business and the Metalex business for the years ended December 31, 2019, 2018 and 2017.

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Depreciation	$9,798	$14,035	$11,721
Amortization of intangible assets	$3,428	$7,432	$5,627
Non-cash operating lease expense	$2,964	$—	$—
Non-cash impairment charges	$20,597	$—	$—
Share-based compensation	$986	$414	$140
Payments for property, plant and equipment	$(2,190)	$(5,346)	$(7,512)
Non-cash impact of business divestitures and dissolutions	$13,716	$—	$—
Debt and pension liability assumed by buyer with divestiture	$2,206	$—	$—
Acoustics Europe Divestiture
On August 30, 2017, the Company completed the divestiture of its European operations within the fiber solutions segment located in Germany (“Acoustics Europe”) for a net purchase price of $8.1 million, which included cash of $0.2 million, long-term debt assumed by the buyer of $3.0 million and other purchase price adjustments. The divestiture resulted in an $8.7 million pre-tax loss.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Acoustics Europe had net sales of $22.9 million for the eight months ended August 30, 2017, the date of closing. The Company determined at the time of the sale that the divestiture did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and as such, has continued to report the results of Acoustics Europe within continuing operations in the consolidated statements of operations.

3.	Acquisition
On April 1, 2019, the Company acquired all of the outstanding shares of Schaffner Manufacturing Company, Inc. (“Schaffner”). Schaffner is a North American manufacturer of high-quality polishing and finishing products. These products are now being manufactured and distributed by the industrial segment. Through the acquisition of Schaffner, the Company expanded its polishing product line offerings within North America. Upon finalization of working capital adjustments and other settlement items, the purchase price was $11.0 million, net of $0.2 million of cash acquired, all of which had been paid as of December 31, 2019. The related purchase agreement includes customary representations, warranties and covenants between the named parties.
The acquisition was accounted for as a business combination. The operating results and cash flows of Schaffner are included in the Company’s consolidated financial statements from April 1, 2019, the date of the acquisition.
The Company has recorded the allocation of the purchase price for tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the April 1, 2019 acquisition date. The purchase price allocation is as follows:

Purchase Price Allocation
Accounts receivable	$2,415
Inventories	3,334
Other current assets	18
Property, plant and equipment	2,299
Right-of-use operating lease assets	222
Goodwill	2,078
Other intangible assets	2,670
Current liabilities	(1,911)
Other long-term liabilities	(125)
Total purchase price	$11,000
The purchase price allocation resulted in goodwill of $2.1 million in the industrial segment, all of which is deductible for tax purposes. Goodwill generated from Schaffner is primarily attributable to expected synergies from leveraging the industrial segment’s global distribution and sales network and cross-selling of Schaffner’s product portfolio to the industrial segment’s customer base. The allocation of the purchase price is based on the valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets reflect the final valuations.
The values allocated to other intangible assets - net and the weighted average useful lives are as follows:

	Gross Carrying Amount	Weighted Average Useful Life (years)
Customer relationships	$1,750	10
Trademarks	400	1
Non-compete agreements	520	5
	$2,670
The Company recognized $0.4 million of acquisition-related costs that were expensed in the year ended December 31, 2019. These costs are included as selling and administrative expenses in the consolidated statements of operations.
During the year ended December 31, 2019, $14.4 million of net sales from Schaffner were included in the Company’s consolidated statements of operations. Pro forma historical results of operations related to the acquisition of Schaffner have not been presented as they are not material to the Company’s consolidated statements of operations.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

4.	Net Sales
Adoption of ASU 2014-09, “Revenue From Contracts With Customers”
On January 1, 2018, the Company adopted ASU 2014-09, “Revenue From Contracts with Customers” and all related amendments using the modified retrospective method. Subsequent to the date of adoption, the Company recognizes revenue in accordance with ASC 606, “Revenue From Contracts With Customers.” Prior to January 1, 2018, the Company recognized revenue in accordance with ASC 605, “Revenue Recognition” and prior period results continue to be reported under the accounting standards in effect for those periods. The cumulative impact of adopting the new standard on the consolidated financial statements was recorded as a decrease to the opening retained deficit of $0.1 million as of January 1, 2018. Refer to Note 1, “Summary of Significant Accounting Policies” for a description of the Company’s revenue recognition accounting policy.
Revenue Disaggregation
The industrial segment operates principally as a provider of industrial brushes, polishing buffs and compounds, abrasives and roller technology products that are used in a broad range of industrial and infrastructure applications. The Company typically sells products within this business under purchase orders through both direct to customer and distribution sales channels. The Company generally transfers control and recognizes net sales when the product is shipped to the customer. Within the industrial segment, there are certain custom products for customers for which the Company recognizes net sales over time. For these sales, the Company has an enforceable right to payment with a reasonable margin under the terms of the agreement. Revenue from products transferred to customers over time accounted for approximately 1% of industrial net sales for the years ended December 31, 2019 and 2018.
The engineered components segment operates principally as a supplier to Original Equipment Manufacturers (“OEM”) within the lawn and turf care, agriculture, construction, material handling, power sports, rail and general industrial markets. The Company sells products within this business under both purchase orders and contracts for custom products primarily through the direct to customer sales channel. The Company transfers control and recognizes net sales at a point in time upon shipment to the customer for these contracts.
The Company disaggregates net sales by geography based on the country of origin of the final sale with the external customer. In certain cases the products may be manufactured in other countries at facilities within the Company’s global network. The following table summarizes net sales disaggregated by geography and reportable segment:

	For the Year Ended December 31, 2019
	Industrial	Engineered Components	Total
United States	$77,529	$136,072	$213,601
Germany	76,273	—	76,273
Rest of Europe	34,535	—	34,535
Mexico	9,074	11	9,085
Other	4,106	297	4,403
Total	$201,517	$136,380	$337,897

	For the Year Ended December 31, 2018
	Industrial	Engineered Components	Total
United States	$68,384	$154,223	$222,607
Germany	89,247	—	89,247
Rest of Europe	37,317	6,099	43,416
Mexico	8,762	—	8,762
Other	3,927	—	3,927
Total	$207,637	$160,322	$367,959
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

	For the Year Ended December 31, 2019
	Industrial	Engineered Components	Total
Direct	$108,918	$131,802	$240,720
Distribution	92,599	4,578	97,177
Total	$201,517	$136,380	$337,897

	For the Year Ended December 31, 2018
	Industrial	Engineered Components	Total
Direct	$112,047	$156,311	$268,358
Distribution	95,590	4,011	99,601
Total	$207,637	$160,322	$367,959

5.	Restructuring Costs
On March 1, 2016, as part of a strategic review of organizational structure and operations, the Company announced a global cost reduction and restructuring program (the “2016 program”). The 2016 program, as used herein, refers to costs related to various restructuring activities across business segments. This includes entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities and lease termination costs. These activities were ongoing throughout the years ended December 31, 2017, 2018 and the six months ended June 28, 2019 and were considered substantially complete as of June 28, 2019. As the 2016 program was deemed to be complete for identification of new actions as of December 31, 2018, all costs incurred during 2019 under the program related to completion of actions previously identified prior to closure of the program.
In 2019, restructuring costs primarily include activities which align with our strategic initiatives of continued footprint rationalization and margin expansion. Such activities are typically identified by management as part of the annual strategic planning process, with priority assigned to those that maximize the financial return for the Company. In the first quarter of 2019, additional restructuring activities resulting in one-time employee termination benefits were identified upon a review of the Company’s organizational structure resulting in certain strategic leadership changes as well as in response to end market decline in the industrial segment. Additionally, with the acquisition of Schaffner Manufacturing Company, Inc. on April 1, 2019, further footprint rationalization activities were identified during the due diligence process which were executed upon throughout the remainder of 2019. The Company anticipates continuing to identify future actions including entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities. As these are not part of the 2016 program, such costs are presented separately below in “Other Restructuring Actions.”
Restructuring costs are presented separately on the consolidated statements of operations.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
2016 Program
The following table presents the restructuring costs recognized by the Company under the 2016 program by reportable segment. The other costs incurred under the 2016 program for the year ended December 31, 2019 primarily include charges related to the closure of a U.K. plant within the engineered components segment. The other costs incurred under the 2016 program for the year ended December 31, 2018 primarily include charges related to the closure of the U.K. plant within the engineered components segment, partially offset by a reduction in expense as a result of the statute of limitations expiring on unasserted employment matter claims in Brazil within the industrial segment. The other costs incurred under the 2016 program for the year ended December 31, 2017 primarily include charges related to the exit costs for the wind down of the industrial segment’s facility in Brazil and the consolidation of two U.S. plants within the industrial segment. The 2016 Program is considered complete and no additional costs are expected to be incurred as part of the program.

2016 Program	Industrial	Engineered Components	Corporate	Total
Restructuring charges - year ended December 31, 2019:
Severance costs	$(35)	$31	$164	$160
Lease termination costs (1)	—	—	—	—
Other costs	40	1,356	—	1,396
Total	$5	$1,387	$164	$1,556

Restructuring charges - year ended December 31, 2018:
Severance costs	$314	$235	$—	$549
Lease termination costs (1)	(4)	—	—	(4)
Other costs	165	167	—	332
Total	$475	$402	$—	$877

Restructuring charges - year ended December 31, 2017:
Severance costs	$1,178	$(17)	$(9)	$1,152
Lease termination costs (1)	88	—	—	88
Other costs	1,235	—	—	1,235
Total	$2,501	$(17)	$(9)	$2,475
The following table presents the cumulative restructuring costs recognized by the Company under the 2016 program by reportable segment. The 2016 program began in the first quarter of 2016 and as such, the cumulative restructuring charges represent the cumulative charges incurred since the inception of the 2016 program through completion in June 2019.

	Industrial	Engineered Components	Corporate	Total
Cumulative restructuring charges - 2016 Program:
Severance costs	$4,744	$325	$752	$5,821
Lease termination costs (1)	428	—	—	428
Other costs	2,443	1,523	—	3,966
Total	$7,615	$1,848	$752	$10,215

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The following table represents the restructuring liabilities for the 2016 program:

	Severance costs	Lease termination costs (1)	Other costs	Total
Balance - December 31, 2017	$901	$76	$763	$1,740
Current period restructuring charges	549	(4)	332	877
Cash payments	(954)	(70)	(1,031)	(2,055)
Foreign currency impact	(39)	(2)	(40)	(81)
Balance - December 31, 2018	$457	$—	$24	$481
Current period restructuring charges	160	—	1,396	1,556
Cash payments	(615)	—	(1,416)	(2,031)
Foreign currency impact	(2)	—	(4)	(6)
Balance - December 31, 2019	$—	$—	$—	$—
(1) Commencing on January 1, 2019, the Company recognizes lease termination costs in accordance with ASC 842 which addresses termination costs related to both finance and operating lease obligations. Prior to January 1, 2019, the Company recognized such costs in accordance with ASC 420, “Exit and Disposal Cost Obligations” related to operating leases. Prior period results continue to be reported under the accounting standards in effect for those periods.
At December 31, 2018, the restructuring liabilities related to the 2016 program severance costs were classified as accrued compensation and employee benefits and the other costs were classified as other current liabilities on the consolidated balance sheets.
Other Restructuring Actions
The following table presents the restructuring costs recognized by the Company for other restructuring actions by reportable segment. Based on the actions identified to date, the Company expects to incur other restructuring costs of approximately $1.4 million in the future. During the year ended December 31, 2019, other costs included costs to consolidate a Schaffner facility in the industrial segment and costs to vacate a facility in the engineered components segment.

Other Restructuring Actions	Industrial	Engineered Components	Corporate	Total
Restructuring charges - year ended December 31, 2019:
Severance costs	$1,550	$31	$(2)	$1,579
Other costs	446	373	—	819
Total	$1,996	$404	$(2)	$2,398
The following table represents the restructuring liabilities for other restructuring actions:

	Severance costs	Other costs	Total
Balance - December 31, 2018	$—	$—	$—
Current period restructuring charges	1,579	819	2,398
Cash payments	(858)	(775)	(1,633)
Foreign currency translation adjustments	(4)	—	(4)
Balance - December 31, 2019	$717	$44	$761
At December 31, 2019, the restructuring liabilities related to other restructuring severance costs were classified as accrued compensation and employee benefits and the other costs were classified as other current liabilities on the consolidated balance sheets.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

6.	Inventories
Inventories at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Raw material	$23,533	$24,315
Work-in-process	1,864	1,918
Finished goods	24,546	23,242
Total inventories	$49,943	$49,475

7.	Property, Plant and Equipment
Property, plant and equipment at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Right-of-use finance lease assets (1)	$506	$—
Land and improvements	5,407	5,457
Buildings and improvements	27,600	26,254
Machinery and equipment	108,474	101,492
Construction-in-progress	4,214	3,802
	146,201	137,005
Less: Accumulated depreciation	(75,925)	(61,839)
Property, plant and equipment, net	$70,276	$75,166
(1) Commencing on January 1, 2019, the Company recognizes right-of-use finance lease assets in accordance with ASC 842. Prior to January 1, 2019, the Company recognized such assets in accordance with ASC 840. As such, the assets were recorded in buildings and improvements and machinery and equipment based on the asset’s classification. Prior period results continue to be reported under the accounting standards in effect for those periods.
For the year ended December 31, 2018, the Company recorded a $1.3 million gain on disposal of property, plant and equipment - net for the sale of a building related to the closure of the engineered components segment’s U.K. facility. In connection with the sale, the Company collected $0.7 million of value-added tax which was remitted to the relevant tax authorities in the first quarter of 2019 and is included within cash flows used in financing activities within the consolidated statement of cash flows.
Property, plant and equipment, net are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded in continuing operations related to property, plant and equipment, net during the years ended December 31, 2019, 2018 and 2017. Depreciation of property, plant and equipment, net from continuing operations was $14.8 million, $14.3 million, and $14.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

8.	Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, all of which is within the Company’s industrial segment, were as follows:

Balance as of December 31, 2017	$45,142
Foreign currency impact	(1,077)
Balance as of December 31, 2018	$44,065
Acquisitions (1)	2,078
Foreign currency impact	(459)
Balance as of December 31, 2019	$45,684
(1) Refer to Note 3, “Acquisition” for further discussion on the acquisition completed in the second quarter of 2019.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
At December 31, 2019 and December 31, 2018, accumulated goodwill impairment losses from continuing operations were $59.1 million, primarily due to $58.8 million related to the Milsco reporting unit.
Fiscal 2019, 2018 and 2017 Impairment Assessments
The Company performed its annual goodwill impairment tests in the fourth quarters of 2019, 2018 and 2017 and determined that the fair value of the industrial reporting unit, the only reporting unit with a recorded goodwill balance, exceeded the carrying value of the reporting unit by over 15% in each year. In connection with the goodwill impairment test, the Company engaged a third-party valuation firm to assist management with determining the fair value estimate for the reporting unit. The fair value of the reporting unit is determined using a weighted average of an income approach primarily based on the Company’s three year strategic plan, a market approach based on implied valuation multiples of public company peer groups for the reporting unit and a market approach based on recent comparable transactions (when available). Each approach was generally deemed equally relevant in determining reporting unit enterprise value, and as a result, weightings of 35 percent, 30 percent and 35 percent, respectively, were used for each. This fair value determination was categorized as Level 3 in the fair value hierarchy.
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
Other Intangible Assets
The Company’s other amortizable intangible assets - net consisted of the following:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,075	$(1,368)	$707	$2,038	$(1,018)	$1,020
Customer relationships	62,490	(20,205)	42,285	61,075	(15,922)	45,153
Trademarks and other intangibles	32,833	(11,235)	21,598	32,124	(8,597)	23,527
Total amortized other intangible assets	$97,398	$(32,808)	$64,590	$95,237	$(25,537)	$69,700
Other amortizable intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded in continuing operations related to tangible or intangible assets during 2019, 2018 and 2017.
The approximate weighted average remaining useful lives of the Company’s intangible assets at December 31, 2019 are as follows: patents - 5.9 years; customer relationships - 9.2 years; and trademarks and other intangibles - 8.8 years.
Amortization of intangible assets from continuing operations was $7.4 million, $6.8 million, and $7.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company anticipates the annual amortization for each of the next five years and in aggregate thereafter to be the following:

2020	$7,765
2021	7,523
2022	7,350
2023	7,341
2024	6,779
Thereafter	27,832
$64,590

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

9.	Debt and Hedging Instruments
The Company’s debt consisted of the following:

	December 31, 2019	December 31, 2018
First Lien Term Loans	$284,440	$292,540
Second Lien Term Loans	89,887	89,887
Foreign debt	13,929	15,469
Finance lease obligations and other debt (1)	755	613
Total gross debt	389,011	398,509
Debt discount on Term Loans	(1,739)	(2,669)
Deferred issuance costs on Term Loans	(2,522)	(4,052)
Total debt	384,750	391,788
Less: Current portion	(5,800)	(5,687)
Total long-term debt	$378,950	$386,101
(1) Subsequent to January 1, 2019, the Company recognizes and measures new or modified leases in accordance with ASC 842. Prior to January 1, 2019, the Company recognized and measured leases in accordance with ASC 840, “Leases” and prior period results continue to be reported under the accounting standards in effect for those periods. See Note 10, “Leases” for further information.
Future annual maturities of long-term debt outstanding at December 31, 2019 are as follows:

2020	$5,800
2021	284,051
2022	92,175
2023	2,270
2024	4,013
Thereafter	702
Total future annual maturities of long term debt outstanding	389,011
Less: Debt discounts on Term Loans	(1,739)
Less: Deferred issuance costs on Term Loans	(2,522)
Total debt	$384,750
Senior Secured Credit Facilities
As of December 31, 2019, the Company’s U.S. credit facilities (the “Senior Secured Credit Facilities”) included (i) term loans in an aggregate principal amount of $310.0 million (“First Lien Term Loans”) maturing June 30, 2021, of which $284.4 million is outstanding, (ii) term loans in an aggregate principal amount of $110.0 million (“Second Lien Term Loans”) maturing June 30, 2022, of which $89.9 million is outstanding, and (iii) a revolving loan of up to $25.5 million (“Revolving Credit Facility”) maturing December 31, 2020. During 2019, the Company amended its Revolving Credit Facility to extend the maturity date to December 31, 2020. The amendment reduced the borrowing capacity from $30.0 million to $25.5 million. In connection with the amendment, the Company paid deferred financing costs of $0.3 million which have been recorded within other assets - net within the consolidated balance sheets. The unamortized amount of debt issuance costs as of December 31, 2019 were $2.5 million related to the First Lien Term Loans and Second Lien Term Loans and $0.5 million related to the Revolving Credit Facility. Debt issuance costs related to the First Lien Term Loans and Second Lien Term Loans are recorded in total long-term debt, and debt issuance costs related to the Revolving Credit Facility are recorded in other assets - net. These costs are amortized into interest expense over the life of the respective borrowings on a straight-line basis.
The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to $0.8 million, with the balance payable at maturity. At the Company’s election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.50% or (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to London Interbank Offered Rate (“LIBOR”),

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings are subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility may be subject to adjustment based upon Jason Incorporated’s (an indirect wholly-owned subsidiary of the Company) consolidated first lien net leverage ratio. At December 31, 2019, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 6.4% and 9.9%, respectively.
Under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations (letters of credit in excess of $5.0 million) exceeds $10.0 million at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries (as defined in the Senior Secured Credit Facilities) will be required to not exceed a consolidated first lien net leverage ratio of 4.25 to 1.00 as of December 31, 2019 (which will decrease to 4.00 to 1.00 on June 26, 2020 and thereafter). If such outstanding amounts do not exceed $10.0 million at the end of any fiscal quarter, no financial covenants are applicable. The consolidated first lien net leverage ratio at December 31, 2019 was 7.52 to 1.00; therefore, borrowings under the Revolving Credit Facility are limited to a total of $10.0 million, which includes letters of credit in excess of $5.0 million. At December 31, 2019, the Company had letters of credit outstanding of $3.6 million and had no outstanding borrowings under the Revolving Credit Facility.
Under the Senior Secured Credit Facilities, the Company is subject to mandatory excess cash flow prepayments if certain requirements are met. At December 31, 2019 and December 31, 2018, there was no required mandatory excess cash flow prepayment required under the Senior Secured Credit Facilities. Additionally, the Company is required to make mandatory prepayments resulting from non-ordinary course sales or other dispositions of assets, subject to certain exceptions and subject to customary reinvestment provisions. In connection with the August 30, 2019 sale of the North American fiber solutions business, the Company received net cash proceeds, as defined by the Senior Secured Credit Facilities, of $62.6 million, of which $57.6 million was remaining after permitted reinvestments as of December 31, 2019. The Company intends to continue to reinvest these net proceeds as permitted under the terms of the Senior Secured Credit Facilities. Permitted reinvestments include capital expenditures, repairs and maintenance and permitted acquisitions, if such reinvestments occur within twelve months following receipt of such net cash proceeds or within 180 days of a contractual commitment if such a commitment is made during the twelve month period. To the extent there are net cash proceeds that are not reinvested during the aforementioned period, a mandatory prepayment of debt is required.
In December 2019, the Company made a voluntary prepayment of $5.0 million on the First Lien Term Loans, utilizing the proceeds from the sale of the Metalex business and from the sale of a facility within the industrial segment. In connection with the payment, the Company wrote off immaterial amounts of previously unamortized debt discount and deferred financing costs, which were recorded as additional interest expense.
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
The Senior Secured Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of Jason Incorporated and its Restricted Subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business, in each case, subject to certain limited exceptions. To comply with these covenants, Jason Incorporated and its Restricted Subsidiaries are limited in the amount of cash that can be distributed to Jason Industries, Inc. in the form of dividends, loans or other distributions. These restrictions are triggered if Jason Incorporated and its Restricted Subsidiaries do not achieve a consolidated net leverage ratio that is equal to or less than 5.25 to 1.00 on a trailing twelve-month basis calculated in accordance with the provisions of the Credit Agreements. As of December 31, 2019, the consolidated net leverage ratio for Jason Incorporated and its Restricted Subsidiaries exceeded 5.25 to 1.00; therefore, it is not currently able to distribute cash to Jason Industries, Inc.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Foreign Debt
The Company has the following foreign debt obligations, including various overdraft facilities and term loans:

	December 31, 2019	December 31, 2018
Germany	$13,413	$15,002
India	516	467
Total foreign debt	$13,929	$15,469
These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.2 million to $7.7 million and $0.1 million to $9.3 million as of December 31, 2019 and December 31, 2018, respectively. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and/or maximum leverage ratio, among others. The Company was in compliance with these covenants as of December 31, 2019.
The foreign debt obligations in Germany primarily relate to term loans of $12.5 million at December 31, 2019 and $15.0 million at December 31, 2018. The German borrowings bear interest at fixed and variable rates ranging from 1.8% to 4.7% and are subject to repayment in varying amounts through 2025.
In the fourth quarter of 2017, the Company utilized $2.4 million of cash received from the sale of Acoustics Europe to retire foreign debt in Germany and incurred a $0.2 million prepayment fee, which was recorded as an offset to the gain on extinguishment of debt.
Interest Rate Hedge Contracts
The Company is exposed to certain financial risks relating to fluctuations in interest rates. To manage exposure to such fluctuations, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at both December 31, 2019 and December 31, 2018. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. As such, the Company began recognizing interest expense related to the interest rate hedge contracts in the first quarter of 2017. For the years ended December 31, 2019, 2018, and 2017 the Company recognized $0.9 million of interest income, $0.2 million of interest income, and $1.9 million of interest expense, respectively, related to the Swaps. Based on current interest rates, the Company expects to recognize interest expense of $0.3 million related to the Swaps in 2020.
The fair values of the Company’s Swaps are recorded on the consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was a net liability of $0.3 million at December 31, 2019 and a net asset of $1.9 million at December 31, 2018. See the amounts recorded on the consolidated balance sheets within the table below:

	December 31, 2019	December 31, 2018
Interest rate swaps:
Recorded in other current assets	$—	$1,325
Recorded in other assets - net	—	542
Recorded in other current liabilities	(260)	—
Total net asset derivatives designated as hedging instruments	$(260)	$1,867

10.	Leases
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
Under the modified retrospective approach for the adoption of ASC 842, the adoption resulted in the recording of a ROU asset of $20.9 million and a lease liability of $23.2 million within the consolidated balance sheet on January 1, 2019. The difference between the ROU asset and lease liability on the date of adoption relates to the reclassification of $2.1 million of certain previously recorded deferred rent balances to the ROU asset.
In addition, in accordance with the implementation guidance of ASU 2016-02, on January 1, 2019 the Company recorded the cumulative impact of adopting the new standard on the consolidated financial statements in which the Company reclassified a deferred gain from other long-term liabilities of $1.0 million, $0.8 million net of tax, to retained deficit related to a previous sale leaseback of the former Metalex Libertyville, Illinois facility.
Finance and Operating Lease Obligations
The Company’s components of lease expense was as follows:

For the Year Ended December 31, 2019
Finance lease expense:
Depreciation of right-of-use assets	$145
Interest on lease liabilities	42
Operating lease expense (1)	6,586
Other lease expense	(32)
Total	$6,741
(1) Operating lease expense includes $0.6 million of accelerated lease expense related to the planned vacating of certain facilities in the industrial and engineered components segments.
Based on the nature of the ROU asset, depreciation of finance right-of-use assets, operating lease expense, and other lease expense are recorded within either cost of goods sold or selling and administrative expenses and interest on finance lease liabilities is recorded within interest expense on the consolidated statements of operations. Other lease expense includes lease expense for leases with an estimated total term of 12 months or less and variable lease expense related to variations in lease payments as a result of a change in factors or circumstances occurring after the lease possession date.
The Company’s balance sheet information related to leases was as follows:

December 31, 2019
Finance Leases
Property, plant and equipment - net	$506

Current portion of long-term debt	$417
Long-term debt	325
Total finance lease liabilities	$742

Operating Leases
Right-of-use operating lease assets	$20,910

Current portion of operating lease liabilities	$4,275
Long-term operating lease liabilities	19,136
Total operating lease liabilities	$23,411

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Other information related to the Company’s leases was as follows:

December 31, 2019
Weighted-average remaining lease term (in years)
Finance leases	2.59
Operating leases	7.19
Weighted-average discount rate
Finance leases	6.7%
Operating leases	6.9%
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 are as follows:

	Continuing Operations	Discontinued Operations	Total
Operating cash flows from finance leases	$47	$3	$50
Operating cash flows from operating leases	$6,262	$4,023	$10,285
Financing cash flows from finance leases	$332	$8	$340
Future minimum lease payments required under finance and operating leases for each of the next five years and thereafter are as follows:

	Finance Leases	Operating Leases
2020	$450	$5,730
2021	136	4,790
2022	107	3,528
2023	79	2,946
2024	31	2,530
Thereafter	—	10,654
Total future undiscounted lease payments	803	30,178
Less: imputed interest	(61)	(6,767)
Total lease obligations	$742	$23,411
As of December 31, 2019, the company had additional operating leases for vehicles that were signed and had not yet commenced with future minimum lease payments of $0.3 million. These operating leases are expected to commence in 2020 with lease terms between two to four years.
Future minimum lease payments required under long-term operating leases in effect at December 31, 2018 were as follows:

2019	$5,768
2020	4,418
2021	3,823
2022	2,877
2023	2,362
Thereafter	10,307
$29,555
Total rental expense under operating leases was $6.5 million and $6.1 million for the years end December 31, 2018 and December 31, 2017, respectively.

11.	Shareholders’ (Deficit) Equity
At December 31, 2019, the Company had authorized for issuance 120,000,000 shares of $0.0001 par value common stock, of which 28,508,977 shares were issued and outstanding, and had authorized for issuance 5,000,000 shares of $0.0001 par value preferred stock, of which 43,950 shares were issued and outstanding, including 860 shares declared as a dividend on November 3, 2019 and issued on January 1, 2020.

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
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the years ended December 31, 2019, 2018 and 2017.

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2017	November 15, 2016	$20.00	$900	899
April 1, 2017	February 15, 2017	$20.00	$918	915
July 1, 2017	May 15, 2017	$20.00	$936	931
October 1, 2017	August 15, 2017	$20.00	$955	952
January 1, 2018	November 15, 2017	$20.00	$974	968
April 1, 2018	February 15, 2018	$20.00	$751	748
July 1, 2018	May 15, 2018	$20.00	$766	763
October 1, 2018	August 15, 2018	$20.00	$781	778
January 1, 2019	November 15, 2018	$20.00	$796	794
April 1, 2019	February 15, 2019	$20.00	$812	809
July 1, 2019	May 15, 2019	$20.00	$828	826
October 1, 2019	August 15, 2019	$20.00	$845	843
On November 3, 2019, the Company declared a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on January 1, 2020 to holders of record on November 15, 2019. As of December 31, 2019, the Company has recorded the 860 additional Series A Preferred Stock shares declared for the dividend of $0.9 million within preferred stock in the consolidated balance sheets.
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
Shareholder Rights Agreement
On September 1, 2019, the Company’s Board of Directors adopted a Shareholder Rights Agreement (the “Rights Agreement”) between the Company and Continental Stock Transfer & Trust Company, as rights agent. Pursuant to the Rights Agreement, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, payable to the shareholders of record on September 6, 2019. The Rights will also accompany any new shares of common stock issued after September 6, 2019. The Rights trade with and are inseparable from the Company’s common stock and will not be evidenced by separate certificates unless they become exercisable. The Rights will expire on March 1, 2021.
In general terms the Rights Agreement works by imposing a significant penalty upon any person or group which acquires 30% or more of the Company’s outstanding common stock without approval of the Company’s Board of Directors.
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
Warrants
The Company’s warrants expired on June 30, 2019 and as of December 31, 2019, the Company had no warrants outstanding. Each outstanding warrant entitled the registered holder to purchase one share of the Company’s common stock at a price of $12.00 per share.
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
In 2016, certain rollover participants exchanged 2,401,616 shares of JPHI stock for Company common stock, which decreased the noncontrolling interest to 6.0 percent. In the first quarter of 2017, certain rollover participants exchanged the remaining 1,084,007 shares of JPHI stock for Company common stock, which decreased the noncontrolling interest to 0%, and no shares of JPHI stock remain outstanding as of December 31, 2019. The decreases to the noncontrolling interest as a result of the exchange resulted in an increase in both accumulated other comprehensive loss and additional paid-in capital to reflect the Company’s increased ownership in JPHI.
Accumulated Other Comprehensive Loss
The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Employee retirement plan adjustments	Foreign currency translation adjustments (1)	Net unrealized gains (losses) on cash flow hedges	Total
Balance at December 31, 2016	$(1,777)	$(27,404)	$(1,191)	$(30,372)
Other comprehensive income before reclassifications	365	11,394	156	11,915
Amounts reclassified from accumulated other comprehensive loss	8	(888)	1,159	279
Exchange of common stock of JPHI Holdings, Inc. for common stock of Jason Industries, Inc.	(113)	(1,698)	(73)	(1,884)
Balance at December 31, 2017	(1,517)	(18,596)	51	(20,062)
Cumulative impact of accounting changes	(137)	—	11	(126)
Other comprehensive (loss) income before reclassifications	(223)	(4,555)	1,467	(3,311)
Amounts reclassified from accumulated other comprehensive loss	46	—	(118)	(72)
Balance at December 31, 2018	(1,831)	(23,151)	1,411	(23,571)
Other comprehensive loss before reclassifications	(526)	(1,950)	(947)	(3,423)
Amounts reclassified from accumulated other comprehensive loss	125	(1,112)	(662)	(1,649)
Balance at December 31, 2019	$(2,232)	$(26,213)	$(198)	$(28,643)
(1) Amounts reclassified from accumulated other comprehensive loss and included in loss on divestiture in the consolidated statement of operations for the year ended December 31, 2017 includes the reclassification to earnings of a foreign currency translation gain of $0.9 million from the sale of the European fiber solutions business.
Amounts reclassified from accumulated other comprehensive loss and included in other income - net in the consolidated statement of operations for the year ended December 31, 2019 includes the reclassification to earnings of a foreign currency translation gain of $0.8 million for the wind down and substantial dissolution of certain U.K. entities. Amounts reclassified from accumulated other comprehensive loss and included in net loss (income) from discontinued operations, net of tax for the year ended December 31, 2019 includes the reclassification to earnings of a foreign currency translation gain of $0.3 million from the sale of the North American fiber solutions business.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

12.	Share-Based Compensation
The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including RSUs and performance share units, which are restricted stock units with vesting conditions contingent upon achieving certain performance goals. The Company estimates the fair value of share-based awards based on assumptions as of the grant date. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years for restricted stock awards and the performance period for performance share units. Forfeitures are recognized within compensation expense in the period the forfeitures are incurred. Share based compensation expense is reported in selling and administrative expenses in the Company’s consolidated statements of operations.
2014 Omnibus Incentive Plan
In 2014, the Company’s Board of Directors and shareholders approved 3,473,435 shares of common stock to be reserved and authorized for issuance under the 2014 Omnibus Incentive Plan (the “2014 Plan”) to certain executive officers, senior management employees, and members of the Board of Directors. On February 27, 2018, the Company’s Board of Directors unanimously approved an amendment to the 2014 Plan to increase the number of authorized shares of common stock by 4,000,000 shares, which the Company’s shareholders approved on May 16, 2018. Awards under the 2014 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock awards and RSUs, performance awards, other stock-based awards, and other cash-based awards. At December 31, 2019, there were 1,252,915 shares of common stock that remained authorized and available for future grants.
Share-Based Compensation Expense
The Company recognized the following share-based compensation expense:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Restricted stock units	$2,171	$1,896	$792
Adjusted EBITDA vesting awards	197	399	178
Stock Price vesting awards	—	—	9
Share-based compensation expense from continuing operations	2,368	2,295	979
Share-based compensation expense from discontinued operations	986	414	140
Total share-based compensation expense	$3,354	$2,709	$1,119

Total income tax benefit recognized from continuing and discontinued operations	$633	$667	$276
Share-based compensation expense from discontinued operations during the year ended December 31, 2019 includes $0.5 million of accelerated expense for 303,030 restricted and performance share units that vested upon the sale of the North American fiber solutions business, and $0.1 million of accelerated expense for 60,018 restricted and performance share units that vested upon the sale of the Metalex business.
As of December 31, 2019, $2.7 million of total unrecognized compensation expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 1.4 years. The total unrecognized share-based compensation expense to be recognized in future periods as of December 31, 2019 does not consider the effect of share-based awards that may be issued in subsequent periods.
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
Performance share unit awards based on cumulative and average performance metrics (i.e. Adjusted EBITDA) are payable at the end of their respective performance period in common stock. The number of share units awarded can range from zero to 150% for those awards granted from 2014 through 2016 and from zero to 100% for those awards granted in 2017 and 2019, depending on achievement of a targeted performance metric, and are payable in common stock within a thirty day period following the end of the performance period. The Company expenses the cost of the performance-based share unit awards based on the fair value of the awards at the date of grant and the estimated achievement of the performance metric, ratably over the performance period of three years.
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
Restricted Stock Units
The following table summarizes the restricted stock unit activity:

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
	Units (Thousands)	Weighted-Average Grant-Date Fair Value	Units (Thousands)	Weighted-Average Grant-Date Fair Value	Units (Thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at beginning of period	3,150	$2.89	1,033	$2.84	554	$5.22
Granted	985	1.36	2,166	2.94	745	1.32
Issued	(1,543)	2.60	(36)	3.72	(265)	4.84
Deferred	75	1.30	—	—	159	3.69
Forfeited	(255)	2.77	(13)	3.02	(160)	1.53
Outstanding at end of period	2,412	$2.34	3,150	$2.89	1,033	$2.84
As of December 31, 2019, there was $2.6 million of unrecognized share-based compensation expense related to 2,047,594 RSU awards, with a weighted-average grant date fair value of $2.04, that are expected to vest over a weighted-average period of 1.5 years. Included within the total 2,411,502 RSU awards outstanding as of December 31, 2019 are 363,908 RSU awards for members of the Company’s Board of Directors which have vested and issuance of the shares has been deferred, with a weighted-average grant date fair value of $4.02. The total fair values of shares vested during the years ended December 31, 2019, 2018 and 2017 were $4.2 million, $0.1 million and $0.3 million, respectively. The fair values of these awards were determined based on the Company’s stock price on the grant date.
In connection with the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the years ended December 31, 2019, 2018 and 2017, the Company withheld 415,723 shares, 2,837

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
shares and 25,532 shares, respectively, to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying consolidated statements of shareholders’ (deficit) equity.
Performance Share Units
Adjusted EBITDA Vesting Awards
The following table summarizes Adjusted EBITDA vesting award activity:

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant Date-Fair Value
Outstanding at beginning of period	908	$1.30	908	$1.30	723	$9.67
Granted	705	1.64	—	—	1,058	1.30
Adjustment for performance results achieved (1)	—	—	—	—	(708)	9.65
Vested	(62)	1.64	—	—	—	—
Forfeited	(78)	1.52	—	—	(165)	2.11
Outstanding at end of period	1,473	$1.44	908	$1.30	908	$1.30
(1) Adjustment for Adjusted EBITDA awards originally granted in 2014 and 2015 was due to the number of shares vested at the end of the three-year performance period ended June 30, 2017 being lower than the maximum achievement of the targeted Adjusted EBITDA performance metric.
Adjusted EBITDA Vesting Awards - 2019 Grant
During the year ended December 31, 2019, the Company granted 704,500 performance share unit awards to certain executive officers and senior management employees, which are payable based on achievement of a cumulative Adjusted EBITDA performance target over a three year performance period ending on December 31, 2021. Distributions under these awards are payable at the end of the performance period in common stock. As of December 31, 2019, the total potential payouts for awards granted during the year ended December 31, 2019 ranged from zero to 601,000 shares, should certain performance targets be achieved.
During 2019, the Company lowered its estimated vesting of the performance share unit awards from 100% of target, or 601,000 shares, to an estimated vesting payout of 0%, or 0 shares, resulting in $0.1 million of share-based compensation income due to declines in projected profitability. As of December 31, 2019, there was no unrecognized share-based compensation expense related to the Adjusted EBITDA based vesting performance share unit awards expected to be recognized in subsequent periods.
Adjusted EBITDA Vesting Awards - 2017 Grant
During the year ended December 31, 2017, the Company granted 1,057,505 performance share unit awards to certain executive officers and senior management employees, which are payable based on achievement of a cumulative Adjusted EBITDA performance target over a three year performance period ending on March 30, 2020. Distributions under these awards are payable at the end of the performance period in common stock. The total potential payouts for awards granted during the year ended December 31, 2017 ranged from zero to 872,180 shares, should certain performance targets be achieved.
During 2019, the Company lowered its estimated vesting of the performance share unit awards from 100% of target, or 872,180 shares, to an estimated payout of 80%, or 697,744 shares, resulting in $0.1 million of share-based compensation income due to declines in profitability. As of December 31, 2019, there was $0.1 million of unrecognized share-based compensation expense related to Adjusted EBITDA based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 0.3 years.
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

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Stock Price Vesting Awards
As of December 31, 2019, the stock price vesting awards are no longer outstanding as the award period expired on June 30, 2017 with no awards vesting.
ROIC Vesting Awards
As of December 31, 2019, the Average Return on Invested Capital vesting awards are no longer outstanding as the award period expired on December 31, 2018 with no awards vesting.

13.	Earnings per Share
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including public warrants, RSUs, performance share units, convertible preferred stock, and certain rollover shares of JPHI convertible into shares of Jason Industries.
The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the anti-dilutive shares is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(share amounts in thousands)
Basic and diluted net (loss) income per share
Net loss per share from continuing operations	$(1.64)	$(0.68)	$(0.74)
Net (loss) income per share from discontinued operations	(1.34)	0.06	0.42
Basic and diluted net loss per share	$(2.98)	$(0.62)	$(0.32)

Numerator:
Net loss from continuing operations	$(43,431)	$(14,653)	$(15,402)
Less: net gain attributable to noncontrolling interests	—	—	5
Less: Accretion of dividends on preferred stock and redemption premium	3,347	4,070	3,783
Total net loss from continuing operations less accretion of dividends on preferred stock and redemption premium	(46,778)	(18,723)	(19,190)
Net (loss) income from discontinued operations, net of tax	(38,177)	1,493	10,929
Net loss allocable to common shareholders of Jason Industries	$(84,955)	$(17,230)	$(8,261)

Denominator:
Basic and diluted weighted-average shares outstanding	28,484	27,595	26,082

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock (1)	6,901	13,994	13,994
Conversion of Series A 8% Perpetual Convertible Preferred (2)	3,442	3,235	3,858
Conversion of JPHI rollover shares convertible to Jason Industries common stock (3)	—	—	59
Restricted stock units	2,702	2,331	796
Performance share units	1,402	1,307	1,379
Total	14,447	20,867	20,086
(1) Public warrants (“warrants”) consisted of warrants to purchase shares of Jason Industries common stock which were previously quoted on Nasdaq under the symbol “JASNW” until their expiration on June 30, 2019. Each outstanding warrant entitled the holder to purchase one share of the Company’s common stock at a price of $12.00 per share.
(2)  Includes the impact of 860 additional Series A Preferred Stock shares from a stock dividend declared on November 3, 2019 to be paid in additional shares of Series A Preferred Stock on January 1, 2020. The Company included the preferred stock within the consolidated balance sheets as of the declaration date. Conversion is presented at the voluntary conversion ratio of approximately 81.18 common shares for each one preferred share.

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
The consolidated loss from continuing operations before income taxes consisted of the following:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Domestic	$(40,169)	$(28,793)	$(31,880)
Foreign	754	9,094	864
Loss from continuing operations before income taxes	$(39,415)	$(19,699)	$(31,016)

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The tax provision (benefit) from continuing operations included within the consolidated statements of operations consisted of the following:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Current
Federal	$106	$53	$208
State	75	53	(125)
Foreign	2,008	2,527	3,405
Total current income tax provision	2,189	2,633	3,488

Deferred
Federal	581	(6,112)	(16,916)
State	2,428	(597)	(1,142)
Foreign	(1,182)	(970)	(1,044)
Total deferred income tax provision (benefit)	1,827	(7,679)	(19,102)
Total income tax provision (benefit)	$4,016	$(5,046)	$(15,614)
The tax provision (benefit) from continuing operations included within the consolidated statements of operations differs from the amounts computed by applying the Federal income tax rate to loss before income taxes. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is summarized as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Tax at Federal statutory rate	21.0%	21.0%	35.0%
State taxes - net of Federal benefit	1.8	6.5	3.3
Research and development incentives	1.2	2.1	0.6
Foreign rate differential	0.8	(1.7)	0.6
Valuation allowances(1)	(33.7)	(1.8)	1.5
Change in foreign tax rates	—	—	(0.6)
Increase in tax reserves	(0.8)	(1.3)	(0.2)
Stock compensation expense	0.2	(1.7)	(1.7)
U.S. taxation of foreign earnings(2)	0.4	(2.4)	(4.4)
Non-deductible meals and entertainment	(0.2)	(0.1)	(0.1)
Change in U.S. tax rate(3)	—	—	34.8
Transition tax on unremitted foreign earnings(4)	—	2.6	(17.1)
Other	(0.9)	2.4	(1.4)
Effective tax rate	(10.2)%	25.6%	50.3%
(1) During the year ended December 31, 2019, the Company recorded a valuation allowance of $13.3 million for federal and state deferred tax assets primarily related to the U.S. interest deduction limitation carryforward.
(2) During the year ended December 31, 2018, the U.S. taxation of foreign earnings includes the recognition of GILTI and the U.S. taxation of other foreign income. During the year ended December 31, 2017, the amount includes the recording of a deferred tax liability for foreign earnings of the Company’s wholly-owned U.S. subsidiaries that are no longer considered indefinitely reinvested.
(3)  During the year ended December 31, 2017, the change in U.S. tax rate represents the impact of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act.
(4) During the years ended December 31, 2018 and 2017, the transition tax on unremitted foreign earnings represents the impact of the deemed mandatory repatriation provisions under the Tax Reform Act.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The Company’s temporary differences which gave rise to deferred tax assets and liabilities were as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets
Accrued expenses and reserves	$1,475	$2,035
Postretirement and postemployment benefits	800	924
Employee benefits	2,691	2,838
Operating lease liabilities	5,269	—
Inventories	1,410	1,261
Other assets	1,128	1,285
Interest disallowance	11,686	6,157
Operating loss and credit carryforwards	12,806	14,782
Gross deferred tax assets	37,265	29,282
Less valuation allowance	(16,553)	(3,828)
Deferred tax assets	20,712	25,454

Deferred tax liabilities
Property, plant and equipment	(6,530)	(14,941)
Right-of-use operating lease assets	(4,619)	—
Intangible assets and other liabilities	(14,790)	(25,801)
Foreign investments	(1,026)	(1,261)
Deferred tax liabilities	(26,965)	(42,003)
Net deferred tax liability	$(6,253)	$(16,549)

Amounts recognized in the statement of financial position consist of:
Other assets - net	$1,281	$1,064
Deferred income taxes	(7,534)	(17,613)
Net amount recognized	$(6,253)	$(16,549)
At December 31, 2019, the Company has U.S. federal and state net operating loss carryforwards, which expire at various dates through 2039, approximating $12.8 million and $110.3 million, respectively. In addition, the Company has U.S. federal research and development credit carryforwards of $2.4 million which expire between 2034 and 2039 and state tax credit carryforwards and other tax attributes of $1.1 million which expire between 2019 and 2034. The Company’s foreign net operating loss carryforwards total approximately $15.0 million (at December 31, 2019 exchange rates). The majority of these foreign net operating loss carryforwards are available for an indefinite period.
Valuation allowances totaling $16.6 million and $3.8 million as of December 31, 2019 and 2018, respectively, have been established for deferred income tax assets primarily related to U.S. interest expense carryforwards, state net operating loss and credit carryforwards and certain foreign subsidiary net operating loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates.
Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Balance at beginning of period	$2,084	$1,916	$1,881
Additions (reductions) based on tax positions related to current year	209	168	267
Reductions related to lapses of statute of limitations	—	—	(232)
Balance at end of period	$2,293	$2,084	$1,916
Of the $2.3 million, $2.1 million, and $1.9 million of unrecognized tax benefits as of December 31, 2019, 2018 and 2017, respectively, approximately $2.3 million, $2.1 million, and $1.9 million, respectively, would impact the effective income tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of its

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
income tax provision. During the years ended December 31, 2019, 2018 and 2017, the Company had an immaterial amount of interest and penalties that were recognized as a component of the income tax provision.
At December 31, 2019 and 2018, the Company has an immaterial amount of accrued interest and penalties related to taxes included within the consolidated balance sheet. During the next twelve months, as a result of the completion of tax audits that are currently in process and anticipated changes in the status of certain foreign subsidiaries, the Company believes it is reasonably possible the total amount of unrecognized tax benefits will change.
The Company, along with its subsidiaries, files returns in the U.S. Federal and various state and foreign jurisdictions. With certain exceptions, the Company is subject to examination by U.S. Federal and state taxing authorities for the taxable years in the following table. The Company does not expect the results of these examinations to have a material impact on the Company.

Tax Jurisdiction	Open Tax Years
France	2017 - 2019
Germany	2012 - 2019
Mexico	2015 - 2019
Portugal	2016 - 2019
Spain	2016 - 2019
Sweden	2014 - 2019
United Kingdom	2017 - 2019
United States (federal)	2014 - 2019
United States (state and local)	2014 - 2019
During the fourth quarter of 2017, the Company changed its assertion regarding the indefinite reinvestment of earnings of its wholly-owned non U.S. subsidiaries. This change in assertion was triggered by the anticipated future impact of changes arising from the enactment of the Tax Reform Act, including the interest expense deduction limitation and significant reduction in the U.S. taxation of earnings repatriated from the Company’s foreign subsidiaries. As a result, during the year ended December 31, 2017, the Company recognized a deferred tax liability of $1.7 million on the undistributed earnings of its wholly-owned foreign subsidiaries. As of the years ended December 31, 2019 and 2018, the Company has recognized deferred tax liabilities on the undistributed earnings of its wholly-owned foreign subsidiaries of $1.0 million and $1.3 million, respectively.

15.	Employee Benefit Plans
Defined Contribution Plans
The Company maintains a 401(k) Plan for substantially all full time U.S. employees (the “401(k) Plan”). Company contributions are allocated to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan subject to Internal Revenue Service limitations. Employer contributions are equal to 50% of the first 6% of employee’s eligible annual cash compensation, also subject to Internal Revenue Service limitations. Expense recognized related to the 401(k) Plan totaled approximately $1.0 million, $1.0 million and $0.9 million, for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The table that follows contains the accumulated benefit obligation and reconciliations of the changes in projected benefit obligation, the changes in plan assets and funded status:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2019	Year Ended December 31, 2018
Accumulated benefit obligation	$10,093	$9,661	$13,761	$12,240

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$9,661	$10,605	$12,617	$14,904
Service cost	—	—	92	92
Interest cost	376	350	291	293
Actuarial (gain) loss	728	(602)	1,635	(386)
Benefits paid	(672)	(692)	(525)	(1,621)
Other	—	—	(51)	17
Currency translation adjustment	—	—	97	(682)
Projected benefit obligation at end of year	$10,093	$9,661	$14,156	$12,617

Change in plan assets
Fair value of plan assets at beginning of year	$9,179	$10,055	$5,671	$7,322
Actual return on plan assets	1,370	(452)	831	(207)
Employer and employee contributions	323	307	521	525
Benefits paid	(672)	(692)	(525)	(1,621)
Other	—	(39)	—	—
Currency translation adjustment	—	—	214	(348)
Fair value of plan assets at end of year	$10,200	$9,179	$6,712	$5,671
Funded status	$107	$(482)	$(7,444)	$(6,946)

Weighted-average assumptions
Discount rates	3.25%-3.35%	4.02%-4.08%	0.90%-1.95%	2.00%-2.80%
Rate of compensation increase	N/A	N/A	2.00%-3.50%	2.00%-3.70%
Amounts recognized in the statement of financial position consist of:
Non-current assets	$2,420	$1,830	$—	$—
Other current liabilities	—	—	(77)	(83)
Other long-term liabilities	(2,313)	(2,312)	(7,367)	(6,863)
Net amount recognized	$107	$(482)	$(7,444)	$(6,946)

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The following table contains the components of net periodic benefit cost:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$92	$92	$98
Interest cost	376	350	393	291	293	286
Expected return on plan assets	(412)	(477)	(467)	(199)	(222)	(226)
Amortization of actuarial loss	29	14	14	178	77	35
Net periodic (benefit) cost	$(7)	$(113)	$(60)	$362	$240	$193

Weighted-average assumptions
Discount rates	4.02%-4.08%	3.33%-3.45%	3.71%-3.90%	2.00%-2.80%	1.80%-2.40%	1.70%-2.60%
Rate of compensation increase	N/A	N/A	N/A	2.00%-3.70%	2.00%-3.70%	2.00%-3.90%
Expected long-term rates or return	5.00%-6.00%	4.75%-6.50%	4.75%-6.50%	3.50%-4.00%	3.30%-4.00%	3.50%-4.00%
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
The net amounts recognized in accumulated other comprehensive loss related to the Company’s defined benefit pension plans consisted of the following:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Unrecognized loss	$2,719	$2,371	$2,052
In the next fiscal year, $0.4 million of unrecognized loss within accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost.
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
The Company’s pension plan asset allocations by asset category at December 31, 2019 and 2018 are as follows:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Equity securities	52.7%	47.6%	39.3%	37.8%
Debt securities	36.2%	42.3%	56.6%	57.9%
Other	11.1%	10.1%	4.1%	4.3%

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The fair values of pension plan assets by asset category at December 31, 2019 and 2018 are as follows:

	Total as of December 31, 2019	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,163	$1,163	$—	$—
Accrued dividends	5	5	—	—
Global equities	8,017	8,017	—	—
Fixed income securities	7,494	—	7,494	—
Group annuity/insurance contracts	233	—	—	233
Total	$16,912	$9,185	$7,494	$233

	Total as of December 31, 2018	Level 1	Level 2	Level 3
Cash and cash equivalents	$923	$923	$—	$—
Accrued dividends	4	4	—	—
Global equities	6,515	6,515	—	—
Fixed income securities	7,169	—	7,169	—
Group annuity/insurance contracts	239	—	—	239
Total	$14,850	$7,442	$7,169	$239
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2019 due to the following:

Beginning balance, December 31, 2018	$239
Actual return on assets related to assets still held	9
Purchases, sales and settlements	(15)
Ending balance, December 31, 2019	$233
No assets were transferred between levels of the fair value hierarchy during the years ended December 31, 2019 and December 31, 2018.
Quoted market prices are used to value investments when available. Investments in securities traded on exchanges are valued at the last reported sale prices on the last business day of the year or, if not available, the last reported bid prices.
The Company’s cash contributions to its defined benefit pension plans in 2020 are estimated to be approximately $0.7 million. Estimated projected benefit payments from the plans as of December 31, 2019 are as follows:

2020	$1,194
2021	1,219
2022	1,178
2023	1,243
2024	1,216
2025 and thereafter	6,131
Multiemployer Plan
Hourly union employees of the Morton business within the former Metalex business were covered under the National Shopmen Pension Fund (EIN 52-6122274, plan number 001), a union-sponsored and trusteed multiemployer plan which required the Company to contribute a negotiated amount per hour worked by the employees covered by the plan. The Company made the decision to withdraw from this plan in August 2012. The withdrawal amount was finalized during 2013. The Company retained the withdrawal liability related to the mutliemployer plan following the sale of Metalex. As of December 31, 2019, a liability of $1.1 million is recorded within other long-term liabilities and a liability of $0.2 million is recorded within other current liabilities on the consolidated balance sheets. As of December 31, 2018, $1.3 million is recorded within other long-term liabilities and $0.2 million is recorded within other current liabilities on the consolidated balance sheets. The total liability will be paid in equal monthly installments through April 2026, and interest expense will be incurred associated with the discounting of this liability through that date.

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
The table that follows contains the accumulated benefit obligation and reconciliations of the changes in projected benefit obligation, the changes in plan assets and funded status:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Accumulated benefit obligation	$1,287	$1,344

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$1,344	$1,423
Interest cost	50	44
Actuarial loss	11	37
Benefits paid	(118)	(160)
Projected benefit obligation at end of year	$1,287	$1,344

Change in plan assets
Employer contributions	$118	$160
Benefits paid	(118)	(160)
Fair value of plan assets at end of year	$—	$—
Funded status	$(1,287)	$(1,344)

Weighted-average assumptions
Discount rates	3.20%	3.96%
Amounts recognized in the statement of financial position consist of:
Other current liabilities	$(132)	$(147)
Other long-term liabilities	(1,155)	(1,197)
Net amount recognized	$(1,287)	$(1,344)
The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was a blended rate of 6.00% and 6.40% at December 31, 2019 and December 31, 2018, respectively. It was assumed that these rates will decline by 1.5% over the next seven years. An increase or decrease in the medical trend rate of 1% would increase or decrease the accumulated postretirement benefit obligation by approximately $0.1 million and $0.1 million, respectively.

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The table that follows contains the components of net periodic benefit costs:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Components of net periodic benefit cost
Interest cost	$50	$44	$68
Amortization of the net gain from earlier periods	(68)	(77)	(18)
Net periodic (benefit) cost	$(18)	$(33)	$50

Weighted-average assumptions
Discount rates	3.96%	3.26%	3.64%
The net amounts recognized in accumulated other comprehensive loss related to the Company’s other postretirement healthcare and life insurance plans consisted of the following:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Unrecognized gain	$(490)	$(548)	$(582)
In the next fiscal year, $0.1 million of unrecognized gain within accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost.
The Company’s cash contributions to its postretirement benefit plan in 2020 are not yet determined but are expected to equal the projected benefits from the plan. Estimated projected benefit payments from the plan at December 31, 2019 are as follows:

2020	$133
2021	129
2022	121
2023	113
2024	106
2025-2029	436

16.	Business Segments, Geographic and Customer Information
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

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Net sales from continuing operations relating to the Company’s reportable segments are as follows:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Industrial	$201,517	$207,637	$200,284
Engineered Components	136,380	160,322	159,129
Fiber Solutions	—	—	22,683
Net sales	$337,897	$367,959	$382,096
The Company uses “Adjusted EBITDA” as the primary measure of profit or loss for the purposes of assessing the operating performance of its segments. The Company defines EBITDA as net income (loss) from continuing operations before interest expense, provision (benefit) for income taxes, depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including goodwill and long-lived asset impairment charges, gains or losses on disposal of property, plant and equipment, divestitures and extinguishment of debt, integration and other restructuring charges, transaction-related expenses, other professional fees, purchase accounting adjustments, lease expense associated with vacated facilities and non-cash share based compensation expense.
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

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated loss before taxes:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Segment Adjusted EBITDA
Industrial	$20,945	$28,979	$27,661
Engineered Components	15,098	19,747	16,348
Fiber Solutions	—	—	2,059
	$36,043	$48,726	$46,068

Interest expense-net	(769)	(793)	(1,232)
Loss on debt extinguishment	—	—	(182)
Depreciation and amortization	(21,615)	(20,684)	(21,229)
Loss (gain) on disposal of property, plant and equipment - net	(303)	1,318	320
Loss on divestiture	—	—	(8,730)
Restructuring	(3,791)	(877)	(2,484)
Integration and other restructuring costs	(1,259)	(128)	—
Total segment income (loss) before income taxes	8,306	27,562	12,531
Corporate general and administrative expenses	(11,225)	(12,065)	(13,453)
Corporate interest expense-net	(32,209)	(32,484)	(31,719)
Corporate gain on debt extinguishment	—	—	2,383
Corporate depreciation	(620)	(453)	(357)
Corporate restructuring	(163)	—	9
Corporate transaction-related expenses	(1,005)	—	—
Corporate integration and other restructuring	(131)	36	569
Corporate loss on disposal of property, plant and equipment	—	—	—
Corporate share based compensation	(2,368)	(2,295)	(979)
Loss from continuing operations before income taxes	$(39,415)	$(19,699)	$(31,016)
Other financial information from continuing operations relating to the Company’s reportable segments is as follows at December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Depreciation and amortization
Industrial	$12,952	$12,196	$12,198
Engineered Components	8,663	8,488	8,435
Fiber Solutions	—	—	596
Corporate	620	453	357
	$22,235	$21,137	$21,586

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Capital expenditures
Industrial	$6,650	$4,365	$5,247
Engineered Components	2,448	3,207	2,709
Fiber Solutions	—	—	534
Corporate	490	823	557
	$9,588	$8,395	$9,047

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Industrial	$235,726	$230,185
Engineered Components	82,197	90,175
Assets Held for Sale	—	165,411
Total segments	317,923	485,771
Corporate and eliminations	69,178	17,826
Consolidated	$387,101	$503,597
Net sales and long-lived asset information by geographic area from continuing operations are as follows at December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net sales by region
United States	$213,601	$222,607	$216,886
Germany	76,273	89,247	107,137
Rest of Europe	34,535	43,416	44,491
Mexico	9,085	8,762	8,365
Other	4,403	3,927	5,217
	$337,897	$367,959	$382,096

	December 31, 2019	December 31, 2018
Long-lived assets
United States	$91,144	$79,410
Germany	48,492	52,264
Rest of Europe	9,378	7,876
Mexico	3,435	1,830
Other	3,327	3,486
	$155,776	$144,866
Net sales attributed to geographic locations are based on the country of origin of the final sale with the external customer, which in certain cases may be manufactured in other countries at facilities within the Company’s global network. Long-lived assets by geographic location consist of the net book values of property, plant and equipment, ROU lease assets and amortizable intangible assets.

17.	Commitments and Contingencies
Litigation Matters
In 2016, the Company received notification of certain employment matter claims filed in Brazil related to hiring practices within the Company’s industrial segment. As of December 31, 2019, the Company has successfully investigated and defended all filed claims and the potential for future losses is deemed remote. In the opinion of management, the resolution of this contingency did not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
In addition to the matters noted above, the Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, labor, and employment claims. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Environmental Matters
At December 31, 2019 and December 31, 2018, the Company held reserves of $1.0 million for environmental matters at one location. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon

Jason Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations or cash flows.
Other Contingencies
In connection with the sale of the North American fiber solutions business on August 30, 2019, the purchase price (subject to a net working capital adjustment as defined by the Sale Agreement), is currently in dispute between the Company and the Motus Group. The Motus Group has proposed a working capital adjustment that results in a purchase price reduction of $5.2 million. The Company believes this claim lacks merit and a loss for the amount subject to dispute is not probable as of December 31, 2019. See Note 2, “Discontinued Operations and Divestitures” for additional information relating to the Transaction.

18.	Subsequent Events
On February 27, 2020, the Company acquired selected assets of Matchless Metal Polishing (“Matchless”), a North American manufacturer of high-quality polishing buffs, compounds, and chemicals with annual sales of approximately $8 million, for a preliminary cash purchase price of $5 million which was funded with cash on hand. The purchase price includes $1 million that is contingent upon certain performance conditions. Through the acquisition of Matchless, the Company expanded its product line offerings within North America. The business will be integrated into the Company’s industrial segment. The acquisition includes the purchase of product lines, customers and selected assets and does not include manufacturing operations, with Matchless production transitioning to existing industrial facilities The preliminary purchase price allocation is not disclosed as the initial accounting is incomplete as of the filing date.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at a reasonable level of assurance.
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
Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2019.
Remediation of Previously Identified Material Weakness
During the first quarter of 2019, it was identified that we did not maintain effective internal controls over the accounting for the recoverability of deferred tax assets. Specifically, the internal controls to assess the recoverability of a deferred tax asset for disallowed interest expense were not performed at the appropriate level of precision. This control deficiency resulted in the overstatement of the tax provision and net deferred tax liabilities as of and for the year ended December 31, 2018. As a result of this error, we restated our previously reported annual financial statements for the year and quarter ended December 31, 2018 on Form 10-K/A. Additionally, this control deficiency could result in additional misstatements of the aforementioned balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.
During the second, third and fourth quarters of 2019, in conjunction with the preparation of the interim and year-end tax provisions, the Company has enhanced the control activities related to the analysis of the recoverability of our deferred tax assets. The enhancements include (1) expanded consultation with third party specialists on complex income tax accounting matters, (2) enhanced documentation regarding the considerations and accounting guidance evaluated as part of the analysis supporting the recoverability of our deferred tax assets to allow for a more precise review process, and (3) enhanced monitoring of the review process. We believe these enhanced processes have effectively remediated the material weakness, and the revised controls have operated for a sufficient period of time in order for management to conclude, through testing, that these controls are designed and operating effectively. As of December 31, 2019, we have remediated our previously reported material weakness in our internal control over financial reporting.
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
The information required by this Item is set forth under the headings “Questions and Answers about the Company,” “Proposals to be Voted On–Proposal 1: Election of Directors,” “Corporate Governance Principles and Board Matters–Board Committees” and “Delinquent Section 16(a) Reports” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 in connection with the solicitation of proxies for the Company’s 2020 annual meeting of shareholders (“Proxy Statement”) and is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table gives information about the Company’s common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,884,682	$—	1,252,915	(2)

Equity compensation plans not approved by security holders	—	$—	—
Total	3,884,682	—	1,252,915
(1) Column (a) of the table above includes 3,884,682 unvested restricted stock units outstanding under the Jason Industries, Inc. 2014 Omnibus Incentive Plan.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a) Documents filed as part of this report
(1) All financial statements
(2) Financial Statement schedules

Index to Financial Statement schedules
For the years ended December 31, 2019, December 31, 2018 and December 31, 2017	Page
Schedule II - Valuation and Qualifying Accounts	113
All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.
(3) Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that precedes the signature page of this Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.
SCHEDULE II. CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at beginning of year	Charge to Costs and Expenses	Utilization of Reserves	Other (1)	Balance at end of year
Year Ended December 31, 2019
Allowance for doubtful accounts	$1,073	$161	$(115)	$(13)	$1,106
Deferred tax valuation allowances	$3,828	$13,338	$(10)	$(603)	$16,553

Year Ended December 31, 2018
Allowance for doubtful accounts	$1,508	$32	$(417)	$(50)	$1,073
Deferred tax valuation allowances	$4,220	$561	$(602)	$(351)	$3,828

Year Ended December 31, 2017
Allowance for doubtful accounts	$1,749	$(60)	$(300)	$119	$1,508
Deferred tax valuation allowances	$4,879	$283	$(1,164)	$222	$4,220
(1) The amounts included in the “other” column primarily relate to the impact of foreign currency exchange rates.

EXHIBIT INDEX

Exhibit Number	Description

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

3.3
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock to the Second Amendment and Restated Articles of Incorporation of Jason Industries, Inc., dated as of September 1, 2019 (Incorporated by reference to Exhibit A to Exhibit 4 to the Registrant’s Form 8-K, filed with the Commission on September 4, 2019 (File No. 001-36051)).

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

4.4
Form of Registration Rights Agreement by and between the Company and the persons named therein (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form 10-Q, filed with the Commission on May 15, 2014 (File No. 1-36051)).

4.5	Jason Industries, Inc. Description of Securities.

4.6
Rights Agreement dated as of September 1, 2019, by and between Jason Industries, Inc. and Continental Stock Transfer & Trust Company as the Rights Agent, (incorporated by reference to Exhibit 4 to the Registrant’s Form 8-K filed with the Commission on September 4, 2019 (File No. 001-36051)).

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

Exhibit Number	Description

10.9	Fourth Amendment to First Lien Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q, filed with the Commission on August 12, 2019 (File No. 001-36051)).

10.10
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

10.11
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

10.13	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 8-K, filed with the Commission on July 7, 2014 (File No. 1-36051)).

10.14
Form of Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form 10-Q, filed with the Commission on November 7, 2014 (File No. 1-36051)).**

10.15
Form of Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (ROIC-Vesting) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on February 3, 2016 (File No. 1-36051)).**

10.16
Form of Non-Employee Director Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Form 10-Q, filed with the Commission on November 7, 2014 (File No. 1-36051)).**

10.17
Form of Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (Time-Vesting) (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K, filed with the Commission on March 1, 2018 (File No. 1-36051)).**

10.18
Form of Restricted Stock Unit Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (Cliff-Vesting) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, filed with the Commission on May 10, 2016 (File No. 1-36051)).**

10.19
Form of Restricted Stock Unit & Cash Bonus Award Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (Time-Vesting) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on July 5, 2017 (File No. 1-36051)).**

10.20
Form of Restricted Stock Unit & Cash Bonus Award Agreement pursuant to the Jason Industries, Inc. 2014 Omnibus Incentive Plan (EBITDA-Vesting) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the Commission on July 5, 2017 (File No. 1-36051)).**

10.21	Form of Preferred Stock Exchange Agreement (incorporated by reference to Exhibit 10 to the Registrant’s 8-K, filed with the Commission on January 23, 2018 (File No. 1-36051)).

10.22
Employment Agreement between the Company and Keith A. Walz, dated as of February 27, 2018 (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K, filed with the Commission on March 1, 2018 (File No. 1-36051)).**

10.23
Employment Agreement between the Company and Timm Fields, dated February 25, 2019 (incorporated herein by reference to Exhibit 10 to the Registrant’s Form 10-Q, filed with the Commission on May 13, 2019 (File No. 001-36051)).**

10.24
Purchase Agreement dated as of August 11, 2019 by and among Jason Incorporated, Jason International Holdings, Inc. ACR II Motus Integrated Technologies Cooperatief U.A., Motus Pivot MX Holding B.V., Motus Holding B.V., and Motus Pivot Inc (incorporated herein by reference to Exhibit 10 to the Registrant’s Form 10-Q, filed with the Commission on November 8, 2019 (File No. 001-36051)).

10.25	Purchase Agreement dated as of December 31, 2019 by and among Jason Incorporated, Jason International Holdings, Inc., Morton Global LLC, and MHIG LLC.

21	Subsidiaries of Registrant.

Exhibit Number	Description

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

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

JASON INDUSTRIES, INC.

Dated: February 28, 2020	/s/ Brian K. Kobylinski
Brian K. Kobylinski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: February 28, 2020	/s/ Chad M. Paris
Chad M. Paris Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian K. Kobylinski	President, Chief Executive Officer and Chairman of the Board of Directors	Dated: February 28, 2020
Brian K. Kobylinski	(Principal Executive Officer)

/s/ Chad M. Paris	Senior Vice President and Chief Financial Officer	Dated: February 28, 2020
Chad M. Paris	(Principal Financial and Accounting Officer)

/s/ Jeffry N. Quinn	Director	Dated: February 28, 2020
Jeffry N. Quinn

/s/ James P. Heffernan	Director	Dated: February 28, 2020
James P. Heffernan

/s/ James E. Hyman	Director	Dated: February 28, 2020
James E. Hyman

/s/ Mitchell I. Quain	Director	Dated: February 28, 2020
Mitchell I. Quain

/s/ James M. Sullivan	Director	Dated: February 28, 2020
James M. Sullivan

/s/ Nelson Obus	Director	Dated: February 28, 2020
Nelson Obus

/s/ Andrew G. Lampereur	Director	Dated: February 28, 2020
Andrew G. Lampereur