Form 10-K/A
period 2019-12-31
Jason Industries, Inc.
filed 2020-03-04
CIK 1579252

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Jason Industries, Inc. (“the Company”) for the year ended December 31, 2019, initially filed with the Securities and Exchange Commission on March 2, 2020 (the “Original Filing”). This Form 10-K/A amends the Original Filing soley to revise typographical errors as follows:

•The date of Deloitte & Touche LLP’s Report of Independent Registered Public Accounting Firm (“Deloitte’s Report”) included under Item 8 of the Original Filing was incorrectly included, due to typographical error by the Company, as March 2, 2020. The correct date of Deloitte’s Report is February 28, 2020. That typographical error has been corrected in this Amendment.

•The date of PricewaterhouseCoopers LLP’s Report of Independent Registered Public Accounting Firm (“PwC’s Report”) included under Item 8 of the Original Filing was incorrectly included, due to typographical error by the Company, as March 5, 2019, except for the effects of the restatement discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2018 annual report on Form 10-K/A and Note 2 (not presented herein) to the financial statement schedule appearing under Schedule II of the Company’s 2018 annual report on Form 10-K/A, as to which the date is May 13, 2019, and except for the effects of discontinued operations discussed in Note 2 and the change in composition of reportable segments discussed in Note 16 to the consolidated financial statements, as to which the date is March 2, 2020. The correct date of PwC’s Report is March 5, 2019, except for the effects of the restatement discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2018 annual report on Form 10-K/A and Note 2 (not presented herein) to the financial statement schedule appearing under Schedule II of the Company’s 2018 annual report on Form 10-K/A, as to which the date is May 13, 2019, and except for the effects of discontinued operations discussed in Note 2 and the change in composition of reportable segments discussed in Note 16 to the consolidated financial statements, as to which the date is February 28, 2020. That typographical error has been corrected in this Amendment.

•The date of Deloitte’s Report referenced in Exhibit 23.1, Consent of Deloitte & Touche LLP (“Deloitte’s Consent”), of the Original Filing was incorrectly included, due to typographical error by the Company, as February 27, 2020. In addition, the date of Deloitte’s Consent was incorrectly included, due to typographical error by the Company, as March 2, 2020. The correct dates for both of these references is February 28, 2020. These typographical errors have been corrected in this Amendment.

•The date of PwC’s Report referenced in Exhibit 23.2, Consent of PricewaterhouseCoopers LLP (“PwC’s Consent”), of the Original Filing was incorrectly included, due to typographical error by the Company, as March 5, 2019, except for the effects of the restatement discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2018 annual report on Form 10-K/A and Note 2 (not presented herein) to the financial statement schedule appearing under Schedule II of the Company’s 2018 annual report on Form 10-K/A, as to which the date is May 13, 2019, and except for the effects of discontinued operations discussed in Note 2 and the change in composition of reportable segments discussed in Note 16 to the consolidated financial statements, as to which the date is March 2, 2020. The correct date of PwC’s Report is March 5, 2019, except for the effects of the restatement discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2018 annual report on Form 10-K/A and Note 2 (not presented herein) to the financial statement schedule appearing under Schedule II of the Company’s 2018 annual report on Form 10-K/A, as to which the date is May 13, 2019, and except for the effects of discontinued operations discussed in Note 2 and the change in composition of reportable segments discussed in Note 16 to the consolidated financial statements, as to which the date is February 28, 2020. In addition, the date of PwC’s Consent was incorrectly included, due to typographical error by the Company, as March 2, 2020. The correct date of PwC’s Consent is February 28, 2020. These typographical errors have been corrected in this Amendment.

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
February 28, 2020

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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 5, 2019, except for the effects of the restatement discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2018 annual report on Form 10-K/A and Note 2 (not presented herein) to the financial statement schedule appearing under Schedule II of the Company’s 2018 annual report on Form 10-K/A, as to which the date is May 13, 2019, and except for the effects of discontinued operations discussed in Note 2 and the change in composition of reportable segments discussed in Note 16 to the consolidated financial statements, as to which the date is February 28, 2020

We have served as the Company’s or its predecessors’ auditor from 1985 to 2019.

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

10.25
Purchase Agreement dated as of December 31, 2019 by and among Jason Incorporated, Jason International Holdings, Inc., Morton Global LLC, and MHIG LLC (incorporated herein by reference to Exhibit 10.25 to the Registrant's Form 10-K, filed with the Commission on March 2, 2020 (File No. 001-36051)).

Exhibit Number	Description

21	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

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

JASON INDUSTRIES, INC.

Dated: March 4, 2020	/s/ Brian K. Kobylinski
Brian K. Kobylinski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: March 4, 2020	/s/ Chad M. Paris
Chad M. Paris Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian K. Kobylinski	President, Chief Executive Officer and Chairman of the Board of Directors	Dated: March 4, 2020
Brian K. Kobylinski	(Principal Executive Officer)

/s/ Chad M. Paris	Senior Vice President and Chief Financial Officer	Dated: March 4, 2020
Chad M. Paris	(Principal Financial and Accounting Officer)

/s/ Jeffry N. Quinn	Director	Dated: March 4, 2020
Jeffry N. Quinn

/s/ James P. Heffernan	Director	Dated: March 4, 2020
James P. Heffernan

/s/ James E. Hyman	Director	Dated: March 4, 2020
James E. Hyman

/s/ Mitchell I. Quain	Director	Dated: March 4, 2020
Mitchell I. Quain

/s/ James M. Sullivan	Director	Dated: March 4, 2020
James M. Sullivan

/s/ Nelson Obus	Director	Dated: March 4, 2020
Nelson Obus

/s/ Andrew G. Lampereur	Director	Dated: March 4, 2020
Andrew G. Lampereur