Form 10-K/A
period 2019-12-31
Jason Industries, Inc.
filed 2020-04-29
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents Incorporated by Reference
None.
1

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A (this “Second Amended Filing”) amends the Annual Report on Form 10-K of Jason Industries Inc. (the “Company”) for the year ended December 31, 2019, initially filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020 (the “Original Filing”) and subsequently amended on March 4, 2020 (the “First Amended Filing”).
The Company is filing this Second Amended Filing solely for the purposes of presenting the information required by Part III of Form 10-K. This Second Amended Filing amends the references on the cover pages of both the Original Filing and the First Amended Filing to delete our incorporation by reference to portions of our definitive proxy statement into Part III of the Annual Report on From 10-K. This Second Amended Filing amends and restates in their entirety Items 10, 11, 12, 13, and 14 of Part III of the Original Filing and the First Amended Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, certifications by our principal executive officer and principal financial officer are filed as exhibits to this Second Amended Filing under Item 15 of Part IV hereof.
Except as described above, no other amendments have been made to the Original Filing and the First Amended Filing. The Original Filing and the First Amended Filing continue to speak as of the date of the Original Filing and the First Amended Filing, respectively, and the Company has not updated the disclosure contained therein to reflect events that have occurred since the dates of the Original Filing and the First Amended Filing, respectively. Accordingly, this Second Amended Filing should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing and the First Amended Filing.
2

JASON INDUSTRIES, INC.

3

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers
Information on our executive officers is shown in Part 1, Item 1, of the Original Filing under the header “Information About our Executive Officers”.
Directors
Below, we provide the following information for each director of the Company:
•age as of March 30, 2020;
•principal occupations for at least the past five years;
•the names of any other public companies where the nominee or director currently serves as a director or has served during the past five years; and
•the particular experience, qualifications, attributes or skills that led the Board to conclude that the person should serve, or continue to serve, as a director of the Company.

Class III Directors:

James E. Hyman, 60, has been a director of the Company since September 2015. Mr. Hyman has served as the Chief Executive Officer of Corizon Health, Inc., a provider of correctional healthcare services, since September 2019. He serves as a director of Camin Cargo Control, Inc. and of The Hinckley Company. He has previously served as Chief Executive Officer of Citizens Parking, a provider of parking solutions, from 2017 through March 2019, of Community Education Centers, a provider of offender reentry and in-prison treatment services, from 2015 through 2017, of TestAmerica Laboratories, Inc., an analytical laboratory for environmental testing services, from 2011 through 2014, and of Cornell Companies, Inc., an operator of correctional facilities, from 2005 until 2010. Mr. Hyman has held executive positions in the US and Europe with FTI, Starwood Hotels & Resorts Worldwide, GE Capital, McKinsey & Company and J.P. Morgan, and has previously served as a director of Mac-Gray Corporation and Grosvenor Americas. He also chairs the Mega-Cities Project, a not-for-profit focused on urban development issues in the world’s largest cities. Mr. Hyman received a Master of Business Administration, with distinction, from the Harvard Business School and a Bachelor of Arts, with honors, from the University of Chicago. Mr. Hyman is well qualified to serve as a director due to, among his other experience, skills and qualifications, his experience in international business leadership.

Jeffry N. Quinn, 61, has been a director of the Company since our inception. Mr. Quinn served as our Chairman of the Board from our inception until June 2018. Mr. Quinn served as our Chief Executive Officer from December 2015 to December 2016 and as interim Chief Executive Officer from November 2015 until December 2015. Prior to the June 2014 transaction with Jason Partners Holdings Inc., Mr. Quinn served as President, Chief Executive Officer and Chairman of the Company from inception in May 2013 until June 30, 2014. Mr. Quinn is currently Chairman of the Board and Chief Executive Officer of Tronox Holdings plc (NYSE: TROX), a global producer of titanium dioxide and titanium feedstocks. He was the founder, Chairman, Chief Executive Officer and Managing Member of Quinpario Partners LLC, and served in such role from 2012 through 2017. Prior to forming Quinpario Partners LLC, Mr. Quinn was President, Chief Executive Officer and Chairman of the Board of Solutia Inc. (formerly NYSE: SOA), a global specialty chemical and performance materials company, from 2004 through 2012. In addition to being President and Chief Executive Officer of Tronox since December 1, 2017, Mr. Quinn is also a member of the Tronox Board of Directors. Mr. Quinn previously served on the Boards of W.R. Grace & Co. (NYSE: GRA), Ferro Corporation (NYSE: FOE), a global supplier of technology-based performance materials and chemicals for manufacturers, and Quinpario Acquisition Corp. 2 (NASDAQ: QPACU), a blank check company formed for the purpose of entering into a business combination. Mr. Quinn received both a Bachelor’s degree in Mining Engineering and a Juris Doctorate degree from the University of Kentucky. Mr. Quinn is well qualified to serve as a director due to, among his other experience, skills and qualifications, his background in specialty chemicals and performance materials manufacturing, his mergers and acquisitions experience, and his experience in public company governance.

Class I Directors:

James P. Heffernan, 74, has been a director of the Company since August 2013. He has served as a member of the Board of Directors of United Natural Foods, Inc. (NASDAQ: UNFI), a distributor of natural and organic foods, from 2000 until 2019, where he served as Lead Independent Director, Chairman of the Compensation Committee and as a member of the Audit Committee. Previously, Mr. Heffernan served as a member of the Board of Directors of Solutia Inc. (formerly NYSE: SOA), a performance materials specialty chemical manufacturer with global operations, from 2008 until its acquisition by Eastman Chemical Co. in 2012. From 1998 to 2012, Mr. Heffernan served as Vice Chairman and as a Trustee of the New York Racing Association, the governing body for thoroughbred racing at Belmont, Aqueduct and Saratoga. Prior to that, Mr. Heffernan served as Chief Financial Officer, Chief Operating Officer and as a member of the Board of Directors of Danielson Holding Corporation, which had ownership interests in a number of insurance and trust operations, from 1990 to 1996. He also served as a member of the Board of Directors and as Chairman of the Audit Committee of Command Security Corp. (AMEX: MOC), a provider of uniformed security officers, aviation security services, and support security services, from 2010 to 2019, as a member of the Board of Directors and as Chairman of the Finance Committee of Columbia Energy Group (n/k/a NiSource, Inc.) (formerly NYSE: CG), a vertically integrated gas company, from 1993 to 2000 and as a member of the Board of Directors of Baldwin Piano & Organ Co. from 2000 to 2001. Prior to that, Mr. Heffernan served as President of WHR Management Corp., as General Partner of Whitman Heffernan & Rhein Workout Funds and as President of Whitman Heffernan & Rhein & Co., Inc., an investment banking firm specializing in corporate reorganizations, from 1987 to 1996. Prior to joining WHR Management Corp., Mr. Heffernan was an attorney with the New York based law firm Anderson, Kill & Olick, PC., where he specialized in corporate reorganizations. Mr. Heffernan received a Bachelor of Arts from LeMoyne College and a Juris Doctor from Fordham University School of Law.

Mr. Heffernan is well qualified to serve as a director due to, among his other experience, skills and qualifications, his background in specialty chemicals and performance materials manufacturing, as well as his experience in public and private company governance (including his service on audit committees) and investment banking.

Brian K. Kobylinski, 53, has been a director of the Company since July 2017 and has served as Chairman of the Board since June 2018. Mr. Kobylinski has served as our President and Chief Executive Officer since December 2016. Prior to being named Chief Executive Officer, Mr. Kobylinski served as our President & Chief Operating Officer since April 8, 2016. Prior to joining the Company, Mr. Kobylinski served as Executive Vice President, Energy Segment and China for Enerpac Tool Group Corp. (formerly Actuant Corporation) (NYSE: EPAC) based in Milwaukee, Wisconsin. During his 23 years with Enerpac, Mr. Kobylinski progressed through a number of management roles, including Vice President - Industrial and Energy Segments, Vice President - Business Development and Global Business Leader - Hydratight. Mr. Kobylinski received his Masters of Business Administration from the University of Wisconsin - Madison and his Bachelors of Art from St. Norbert College.

Mr. Kobylinski is well qualified to serve as the Chairman of our Board due to, among his other experience, skills and qualifications, his background in industrial manufacturing and operational leadership.

James M. Sullivan, 59, has been a director of the Company since June 2014. Mr. Sullivan has served since June 2019 as Senior Vice President and Chief Financial Officer of Sealed Air (NYSE: SEE), a leading provider of packaging solutions. From October 2012 through April 2017, he served as Executive Vice President and Chief Financial Officer of Joy Global, Inc. (NYSE: JOY), a manufacturer and servicer of high productivity mining equipment, where he had global responsibility for the company’s finances, accounting and information technology. Mr. Sullivan previously served as Chief Financial Officer of Solutia, Inc. from 2004 until its acquisition by Eastman Chemical Company in 2012. Mr. Sullivan also served as an Executive Vice President of Solutia and previously served as Senior Vice President from 2004 through 2009 and as Treasurer from 2004 through 2011. Mr. Sullivan also served as Solutia’s Vice President and Controller from 1999 through 2004. Mr. Sullivan was responsible for Solutia’s finance activities, including controllership, internal audit, investor relations, tax, treasury, risk management, credit and collections, acquisitions and divestitures and information technology. Mr. Sullivan earned a Bachelor of Science in Business Administration and Finance from St. Louis University and his Masters of Business Administration from Washington University. Mr. Sullivan is well qualified to serve as a director due to, among his other experience, skills and qualifications, his background in public company finance and accounting.

Class II Directors:

Andrew G. Lampereur, 57, has been a director of the Company since May 2019. Mr. Lampereur has over 25 years of senior-level financial leadership experience in global multi-industry companies. Between 2000 and 2016, Mr. Lampereur served as Executive Vice President, Chief Financial Officer of Enerpac Tool Group Corp. (formerly Actuant Corporation) (NYSE: EPAC), a global diversified public company, where he was responsible for all of its global finance and information technology activities. He gained extensive acquisition, divestiture and debt leverage experience from his time at Enerpac, as well as its predecessor Applied Power, Inc., Fruehauf Trailer Corporation and Terex Corporation, where he worked from 1988-2000. From 1985 through 1988, he was an auditor at PriceWaterhouseCoopers (formerly known as Price Waterhouse). He has served on the Board of Directors of Generac Holdings, Inc. (NYSE: GNRC) since March 2014. He previously served on the Board of Directors of Robbins & Myers (NYSE: RBN) for several years. Mr. Lampereur graduated with a Bachelor of Business Administration from St. Norbert College, and previously was a Certified Public Accountant. Mr. Lampereur contributes significant senior-level financial experience, including over 15 years as a Chief Financial Officer of a global multi-industry company, and over 10 years of board-level experience in multi-industry companies. Mr. Lampereur is well qualified to serve as a director due to his background as both a public company director and Chief Financial Officer.

Nelson Obus, 73, has been a director of the Company since June 2018. Mr. Obus is Chief Investment Officer for Wynnefield Capital Management and has co-managed Wynnefield Partners Small Cap Value L.P. since its inception in November 1992, Wynnefield Partners Small Cap Value L.P. I since its inception in July 1997 and the Wynnefield Small Cap Value Offshore Fund since its inception in January 1997. From February 1990 until September 1992, he was Research Director of Schafer Capital Management, Inc. and Schafer Cullen Management, Inc. Prior thereto, Mr. Obus worked at Lazard Freres & Co. for eight years as an Analyst, Account Executive and Research Director in its institutional sales department.

Mr. Obus also serves on the Board of Directors of Landec Corporation (NASDAQ: LNDC), a provider of health and wellness products for the food and biomaterials markets, Williams Industrial Services Group Inc. (OT: WLMS), a provider of custom-engineered auxiliary equipment and maintenance support services for the global power generation industry, and MK Acquisition LLC which also operates under the name Mountain Khakis and is an outdoor clothing line. Previously Mr. Obus served on the Board of Directors of Gilman Ciocia, Inc., Breeze-Eastern Corporation, and Layne Christensen Co. (NASDAQ: LAYN), which was acquired by Granite (NYSE: GVA) in 2018. Mr. Obus serves on the Board of Directors of the Princeton Historical Society, the Board of Advisors of the Appalachian Mountain Club, the Advisory Board of the Stony Brook-Millstone Watershed Association, and the Board of Governors of the Mideast Forum. Before coming to Wall Street, Mr. Obus worked as an educator and land manager in the environmental field. He received a B.A. from New York University and a M.A. and A.B.D. from Brandeis University in Politics.

Mr. Obus is well qualified to serve as a director due to, among his other experience, skills and qualifications, his background and experience in capital markets and his experience in public company governance.

Mitchell I. Quain, 68, has been a director of the Company since September 2015 and has served as Lead Director of the Company since December 2017 and previously from November 2015 to December 2016. Mr. Quain is a member of the Executive Council at American Securities, Inc., a private equity firm. He was a Partner of One Equity Partners, a private investment firm, from 2010 through 2011. From 2006 to 2010, Mr. Quain was a Senior Director of ACI Capital Corp., a private equity firm. From 2002 to 2005, he was Chairman of the Board of Directors of Register.Com, Inc., an internet services provider, and from 1997 to 2001 he was employed with ABN AMRO, a global full service wholesale and retail bank, and its predecessors in several capabilities including Vice Chairman. Mr. Quain is currently a director of AstroNova (NASDAQ: ALOT), where he serves as a member of the Compensation and Nominating Committees and as the Chairman of the Audit Committee, and a director of Digirad Corporation (NASDAQ: DRAD), where he serves as a member of the Compensation, Corporate Governance and Audit Committees. Previously Mr. Quain served as a director of RBC Bearings Incorporated (NASDAQ: ROLL), Hardinge Inc. (NASDAQ: HDNG), Xerium Technologies, Inc. (NYSE: XRM), Magnetek, Inc. (NASDAQ: MAG), Tecumseh Products Company (NASDAQ: TECU), DeCrane Aircraft Holdings, Inc., Handy & Harman, Heico Corporation, Mechanical Dynamics, Inc. and Titan International, Inc. Mr. Quain has a Bachelor of Science degree in electrical engineering from the University of Pennsylvania and a Master in Business Administration degree from the Harvard Business School and is a Chartered Financial Analyst.

Mr. Quain is well qualified to serve as a director due to, among his other experience, skills and qualifications, his background and experience in the manufacturing industry and his experience in public company governance.

CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS
As previously disclosed, trading of the Company’s common stock on the NASDAQ Capital Market was suspended effective as of January 14, 2020, and the Company’s common stock began to trade on the OTCQX Best Market on January 14, 2020. Notwithstanding the foregoing, the Company's Board of Directors (the “Board” or the “Board of Directors”) has determined to continue to follow the NASDAQ listing standards as a best practice for corporate governance.
Corporate Governance Guidelines
The Board of Directors has adopted corporate governance guidelines that, in conjunction with the Board committee charters, establish processes and procedures to help ensure effective and responsive governance by the Board. The corporate governance guidelines also establish the Company’s policies on director orientation and continuing education and provide that the Board will be assessed on an annual basis to determine whether it and its committees are functioning effectively. In addition, the Company’s corporate governance guidelines provide that the Board have regularly scheduled meetings at which the independent directors meet in executive session without the Company’s executive officers being present. The Board does not have a policy that requires the separation of the roles of Chairman and Chief Executive Officer, and believes the Company should adopt the practice that best serves its needs at any particular time. However, if the Board elects a Chairman who is also the Company’s Chief Executive Officer or if the Chairman is not considered independent pursuant to NASDAQ rules, the independent directors will elect a Lead Director from among the independent directors. Any Lead Director would be subject to annual election by the independent directors for so long as the roles of Chairman and Chief Executive Officer are combined or the Chairman is not considered independent pursuant to NASDAQ rules. The corporate governance guidelines are available on our website at www.jasoninc.com. We are not including the information available through our website as a part of this Second Amended Filing.
Independent Directors
Messrs. Heffernan, Hyman, Lampereur, Obus, Quain, Quinn, and Sullivan qualify as independent directors in accordance with the listing requirements of NASDAQ. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.
Board Committees
The Board’s standing committees currently consist of an Audit Committee, Compensation Committee and a Corporate Governance and Nominating Committee. Each of the committees reports to the Board as they deem appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below.
Audit Committee
The Audit Committee met nine times during 2019.
The Board has adopted a written charter for the Audit Committee, which is available on our corporate website at www.jasoninc.com. The Audit Committee charter provides that the Audit Committee shall provide assistance to the Board in fulfilling its oversight responsibility relating to:
•the integrity of our financial statements and our financial reporting process;
•the systems of internal accounting and financial controls;
•the performance of our internal audit function and independent auditor;
•the independent auditor’s qualifications and independence; and

•our compliance with legal and regulatory requirements.
The Audit Committee charter also provides that the Audit Committee shall prepare any reports that SEC rules require to be included by it in our annual proxy statement and other filings.
The Audit Committee consists of Messrs. Heffernan, Lampereur, and Sullivan, with Mr. Sullivan serving as the Chair. The Board has determined that Messrs. Heffernan, Lampereur, and Sullivan qualify as independent according to the rules and regulations of the SEC and NASDAQ with respect to audit committee membership. The Board has also determined that Messrs. Heffernan, Lampereur, and Sullivan qualify as “audit committee financial experts,” as such term is defined in Item 407(d)(5) of Regulation S-K.
Compensation Committee
The Compensation Committee met seven times during 2019.
The Board has adopted a written charter for the Compensation Committee, which is available on our corporate website at www.jasoninc.com. The Compensation Committee charter provides that the Compensation Committee’s primary purpose and responsibilities are:
•to review and approve corporate goals and objectives relevant to the Chief Executive Officer’s compensation, to evaluate the Chief Executive Officer’s performance according to these goals and objectives and to determine and approve the Chief Executive Officer’s compensation level based on this evaluation;
•to screen and recommend to the Board for approval individuals qualified to become Chief Executive Officer of the Company;
•to recommend to the Board for approval total compensation for the members of the Board and to approve total compensation for senior executive officers, including oversight of all senior executive benefit plans;
•to oversee our general incentive-compensation plans and equity-based plans; and
•to produce a compensation committee report on executive compensation, as required by the SEC.
The Compensation Committee consists of Messrs. Heffernan, Hyman and Quain, with Mr. Heffernan serving as the Chair. The Board has determined that Messrs. Heffernan, Hyman and Quain qualify as independent according to the rules of NASDAQ with respect to Compensation Committee membership.
Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee met four times during 2019.
The Board has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.jasoninc.com. The Corporate Governance and Nominating Committee charter provides that the Corporate Governance and Nominating Committee’s primary purpose and responsibilities are:
•to develop and recommend qualification standards and other criteria for selecting new directors, identify individuals qualified to become Board members consistent with qualification standards and other criteria approved by the Board and recommend to the Board such individuals as nominees to the Board for its approval;
•to oversee evaluations of the Board, individual Board members and the Board committees; and
•to oversee our compliance with ethics policies and consider matters of corporate governance.
The Corporate Governance and Nominating Committee typically selects director candidates based on their integrity and character, sound, independent judgment, track record of accomplishment in leadership roles, as well as their professional and corporate expertise, skills and experience. Criteria that are typically considered by the Board in the selection of directors include:
•the independence, judgment, strength of character, reputation in the business community, ethics and integrity of the individual;

•the business or other relevant experience, skills and knowledge that the individual may have that will enable him/her to provide effective oversight of the Company’s business;
•the fit of the individual’s skill set and personality with those of the other Board members so as to build a Board that works together effectively and constructively; and
•the individual’s ability to devote sufficient time to carry out his or her responsibilities as a director in light of his/her occupation and the number of boards of directors of other public companies on which he or she serves.
The specific qualities and skills required of any candidate will vary depending on our specific needs at any point in time. In considering the diversity of a candidate, the Corporate Governance and Nominating Committee will consider a variety of factors including but not limited to age, gender and ethnicity. The qualifications reviewed and the standards imposed by the Corporate Governance and Nominating Committee regarding potential director nominees are the same for all director nominees, regardless of whether a director nominee is recommended by a stockholder.
The Corporate Governance and Nominating Committee will consider candidates that stockholders recommend. Stockholders may recommend candidates for the committee to consider by writing to the Corporate Governance and Nominating Committee in care of our Secretary, 833 East Michigan Street, Suite 900, Milwaukee, Wisconsin 53202. The stockholder recommendation must include: the candidate’s name, a detailed biography outlining the candidate’s relevant background, professional and business experience and other significant accomplishments, an acknowledgement from the candidate that he or she would be willing to serve on the Board, if elected, a statement by the stockholder outlining the reasons why such candidate’s skills, experience and background would make a valuable contribution to the Board and a minimum of two references from individuals that have either worked with the candidate, served on a board of directors or board of trustees with the candidate, or can otherwise provide relevant perspective on the candidate’s capabilities as a potential Board member.
Submitting a stockholder recommendation to the Corporate Governance and Nominating Committee does not ensure that stockholders will have an opportunity to vote on the stockholder’s candidate because the committee may determine not to recommend the candidate to the full Board or the full Board may determine not to recommend the candidate to stockholders.
The Corporate Governance and Nominating Committee consists of Messrs. Hyman, Obus, Quain and Sullivan, with Mr. Hyman serving as the Chair.
Compensation Committee Interlocks and Insider Participation
During 2019, no officer or employee served as a member of the Company’s Compensation Committee. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.
Board Meetings, Attendance and Annual Meeting Attendance
The Board of Directors held forty-four meetings in 2019. With the exception of Messrs. Sullivan and Quinn, all directors attended at least 75% of the meetings of the Board and the committees on which they served during the periods in which they served during 2019.
All directors attended the 2019 annual meeting of stockholders. Unless a director has a conflict in his schedule, we expect all directors to attend the Annual Meeting.
Leadership Structure
Brian K. Kobylinski is our President and Chief Executive Officer, serving in that role since December 2016. Mr. Kobylinski is also our Chairman of the Board, serving in that role since June 2018.
Since Mr. Kobylinski is our Chief Executive Officer, and is also not considered independent pursuant to NASDAQ rules, the Board elected Mr. Quain to serve as Lead Director. Mr. Quain is one of our independent directors and has served as a director of the Company since September 2015. As Lead Director, Mr. Quain has the responsibility to: (1) preside at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors; (2) serve as liaison between the Chairman and the independent directors; and (3) perform such other duties as the Board or Chairman may from time to time delegate.
Our Board believes that the continuity, efficiency, and unified leadership of having a single individual act both as Chairman and Chief Executive Officer provides centralized management and direction for the Company, allowing for a single, clear focus for management to execute our business strategies. Our Board believes the number of independent, experienced directors, together with the role of Lead Director, will assure the appropriate level of management oversight and independence. Our Corporate Governance Guidelines provide the flexibility for the Board to modify this leadership structure as and when appropriate to best serve the Company’s needs at any particular time.
The Board’s Role in the Oversight of Risk
While the Board has the ultimate responsibility for oversight of the risk management process, various committees of the Board have a role in the oversight of risk management. In particular, the Audit Committee charter provides that the Audit Committee shall review and discuss policies and guidelines with respect to risk assessment and risk management, including the risk of fraud. The Audit Committee also discusses our major financial risk exposures and the steps management has taken to monitor and control such exposures. In addition, the Compensation Committee ensures that our compensation programs and policies are designed to mitigate compensation risk, as we describe further in the “Compensation Discussion and Analysis” section of this Second Amended Filing.
Code of Ethics
We have adopted a General Code of Ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Our General Code of Ethics is available on our website at www.jasoninc.com. If we amend or grant a waiver of one or more of the provisions of our General Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our General Code of Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on our website at the above address. We are not including the information available through our website as a part of this Second Amended Filing.

DELINQUENT SECTION 16(a) REPORTS
Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares with the SEC, and upon representations from those persons, all reports required to be filed during fiscal year 2019 with the SEC under Section 16(a) of the Securities Exchange Act of 1934 were timely made, except that (i) a Form 4 for each of Messrs. Tim Fields, John Hengel, Brian Kobylinski, Kevin Kunznicki, Chad Paris, and Keith Walz, and a former executive officer Mr. Srivas Prasad (each reporting an equity grant in connection with such person’s 2019 compensation package) was not timely filed, and (ii) a Form 4 for Mr. Hyman (reporting a share purchase) was not timely filed.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The purpose of this compensation discussion and analysis section is to provide information about the material elements of compensation that were paid to, awarded to, or earned by, our “named executive officers,” and to explain our compensation approach, philosophy and objectives. For 2019, our named executive officers were:
•Brian K. Kobylinski, President, Chief Executive Officer and Chairman of the Board;
•Chad M. Paris, Senior Vice President and Chief Financial Officer;
•Keith A. Walz, Senior Vice President and General Manager - Industrial;
•Timm Fields, Senior Vice President and General Manager - Engineered Components;
•Kevin Kuznicki, Senior Vice President, General Counsel and Secretary; and
•Srivas Prasad, Former Senior Vice President and General Manager - Fiber Solutions.
Mr. Prasad's employment with us terminated effective September 27, 2019 following the sale of our North American Fiber Solutions business.
Executive Summary
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
We believe that we have structured our executive compensation programs to support our global Company strategy, to facilitate the achievement of our business objectives, to support our desired corporate culture and to deliver stockholder value. The following table provides a summary of our compensation program for 2019:

Compensation Program/Element	General Description	Strategic Objective of Compensation Program/Element
Base salary	Base salaries are intended to reflect relevant factors such as each individual’s responsibilities, experience, market competitiveness and prior performance.	Provides steady cash flow during the course of the year that is not contingent on short-term variations in our corporate performance.
Annual incentive program	Provides an opportunity to earn annual cash awards based on the achievement of performance objectives.	Provides incentive compensation that rewards the achievement of corporate performance objectives.
Long term incentive plan in the form of restricted stock unit awards	Our long-term incentive program in 2019 consisted of time-vesting and performance-vesting restricted stock units.	Provides long-term incentives in order to: (1) align leadership and stockholders and (2) attract and retain company talent.
Other benefits
We provide the following additional benefits to our executive officers, which are generally available to all employees: health insurance, vacation, personal holidays and sick days, life insurance and supplemental life insurance, short-term and long-term disability, and a 401(k) plan with matching contributions. We also provide limited perquisites to certain named executive officers, as described below under the heading “Elements of Compensation-Other Executive Benefits and Perquisites.”
Provides a competitive level of health, welfare and retirement benefits.

Compensation Philosophy and Objectives
Our compensation philosophy is guided by a number of fundamental tenets. First, we are committed to providing competitive and equitable compensation opportunities and employee benefits to our entire employee population including our executives, managers, professionals and all other employees. This commitment applies in all countries and regions of the world in which we operate. Second, we subscribe to the principles inherent in pay for performance. We link the interests of our executives to those of our stockholders by using long-term equity incentives as elements of the total compensation packages for our executives. We reward individuals for sustained performance achievement and contributions to business success over the long term. Third, we expect our employees to adhere to the highest standards of integrity and to embrace our values, and we reward individuals who exemplify such values through our pay programs.
Our executive compensation program is designed to:
•attract, motivate and retain talented and experienced executives in our industry;
•reward executives whose knowledge, skills and performance are critical to our success;
•align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value and rewarding executive officers when stockholder value increases;
•ensure fairness among the executive management team by recognizing the contributions each executive makes to our success;
•foster a shared commitment among executives by aligning their individual goals with the goals of the executive management team and the Company; and
•compensate executives in a manner that motivates them to manage the business to meet long-range objectives.
Compensation Committee Procedures
The Compensation Committee is tasked with setting the compensation of our executive officers and overseeing and administering our executive compensation programs and initiatives. The Compensation Committee analyzes the performance of our executives and other competitive factors to determine the base salary, cash performance awards and grants of long-term equity incentive awards for our executives with input from our outside executive compensation advisor. The Compensation Committee meets in the first quarter of each year to review and approve the appropriate compensation levels for our executive officers. The Compensation Committee meets periodically after the first meeting of the year and always meets outside of the presence of our Chief Executive Officer when discussing appropriate compensation for our Chief Executive Officer. The Chief Executive Officer may make recommendations to the Compensation Committee concerning the compensation of the other named executive officers, but does not have input on his own compensation.
The Compensation Committee appreciates and values the compensation views of stockholders. As such, the Compensation Committee considers the results of the advisory stockholder votes when making compensation decisions in addition to other factors, including a review of compensation paid by companies in the peer group, input from its independent advisor, and a consideration of the level of compensation that the Compensation Committee believes is needed to retain the Company’s executives during the Company’s current business climate. The Compensation Committee weighs all of these factors in addition to the Company’s Compensation Philosophy and Objectives when setting pay, and does not consider the results of the shareholder advisory vote in isolation.
Use of Advisors
The Compensation Committee has the sole authority to engage the services of outside advisors, experts and others to assist in performing its responsibilities. For 2019, the Compensation Committee retained the services of Lyons, Benenson & Company Inc. (“LB&Co.”) as its outside executive compensation advisor. During 2019, LB&Co. did not perform any services for the Company beyond its engagement with the Compensation Committee.
Advisor Independence
Pursuant to the Compensation Committee’s Charter, if the Compensation Committee chooses to use a compensation consultant, the Compensation Committee must take into consideration specific independence factors identified in the listing standards established by NASDAQ. After review and consultation with LB&Co. and management, and consideration of the independence factors, the Compensation Committee determined that LB&Co. was independent and no conflict of interest resulted from the retention of LB&Co. during the year ended December 31, 2019.
Peer Group
As part of its commitment to providing competitive and equitable compensation opportunities and employee benefits, the Compensation Committee periodically considers comparative market data in designing and implementing our compensation programs. During 2019, the Compensation Committee reviewed the peer group with input from LB&Co and updated the peer group for this purpose. The peer group consisted of the following 13 companies in the steel; electronic equipment and instruments; home furnishings; auto parts and equipment; leisure products; industrial machinery; housewares and specialties; diversified chemicals; apparel, accessories and luxury goods; communications equipment; agricultural and farm machinery; construction and engineering; and consumer electronics industries with revenues (as of the end of the latest fiscal year) ranging from $101 million to $1,449 million and median revenue of $569 million compared to our $337 million of revenue:

Ampco-Pittsburgh Corporation	LSB Industries, Inc.
Daktronics, Inc.	Sequential Brands Group, Inc.
Flexsteel Industries, Inc.	TESSCO Technologies Incorporated
Horizon Global Corporation	Titan International, Inc.
JAKKS Pacific, Inc.	Williams Industrial Services Group Inc
L.B. Foster Company	ZAGG Inc
Lifetime Brands, Inc.

The Compensation Committee set the total direct compensation opportunity (base salary, annual incentive compensation and long-term incentive compensation) for each of our executive officers in 2019 after considering the positioning of the executive officer relative to the peer group and targeting the median of the peer group to the extent permitted under their employment agreements. The Committee strives to maintain base salaries at levels close to median levels. The relative positioning of other elements of compensation may vary depending on company and individual performance and the resources available to the Company. Compensation may be higher than the median depending on performance relative to goals and objectives and individual qualifications. The variation of actual pay relative to the market data will be dependent on the executive officer’s performance, experience, knowledge, skills, level of responsibility, potential to impact our performance and future success, and the need to retain and motivate strategic talent.
Elements of Compensation
Our executive compensation program in 2019 consisted of:
•base salary;
•annual cash incentive awards linked to our overall performance and, where applicable, to the performance of the relevant business segments;
•long-term incentive compensation, in the form of time-vesting and performance-vesting restricted stock units;
•other executive benefits and limited perquisites; and
•termination and change of control benefits, as set forth in employment agreements.
These elements, working in concert, formed compensation packages that we believe provided competitive pay, rewarded the achievement of financial, operational and strategic objectives and aligned the interests of our executive officers and other senior personnel with those of our stockholders.

Pay Mix
We utilized the particular elements of compensation described above because we believed that such elements provided a well-proportioned mix of secure compensation, retention value and at-risk compensation, which can produce short-term and long-term performance incentives and rewards. By following this approach, we provided our executive officers a measure of security in the minimum expected level of compensation, while motivating them to focus on business metrics that can produce a high level of short-term and long-term performance for the Company and long-term wealth creation for the executive, as well as reduce the risk of recruitment of our top executive talent by competitors. We believe the mix of metrics used for our annual performance bonus and long-term incentive program provided an appropriate balance between short-term financial performance and long-term financial and stock performance.
Base Salary
Base salaries provide our executive officers with steady cash flow during the course of the year that is not contingent on short-term variations in our corporate performance. Our Compensation Committee determines the amount of base salaries, taking into account any recommendations of our Chief Executive Officer with respect to base salaries of our other executives officers, and manages the base salary annual review. The Compensation Committee assesses relevant factors such as each individual’s responsibilities, experience, prior performance and the market rate for comparable positions in our peer group when making determinations about the appropriate base salary and any annual adjustments for our executive officers. While the Compensation Committee has discretion to determine the appropriate base salary for each named executive officer, certain employees have employment agreements that have a floor below which their respective base salaries may not be reduced.
For 2019, the Compensation Committee approved routine merit-based increases for Messrs. Kobylinski, Paris, Walz, Kuznicki, and Prasad in the amount of 3.51%, 7.35%, 3.51%, 3.13%, and 4.76%, respectively, to bring their salaries closer to the peer group market ranges. The Compensation Committee set Mr. Fields' base salary at $320,000 in connection with his promotion to Senior Vice President and General Manager - Engineered Components after considering market data and internal pay equity.
The base salaries of our named executive officers in 2019 ranged from 98% of the peer group median to 125% of the peer group median. The base salaries paid to our named executive officers in 2019 are set forth in the Summary Compensation Table below.
Annual Incentive Compensation
We provided annual cash incentive compensation to our named executive officers in 2019 in the form of annual cash bonuses designed to reward the achievement of Company performance objectives. The Compensation Committee designed our Annual Incentive Program for 2019 to motivate and reward key Company personnel who contributed materially to adjusted EBITDA growth and free cash flow generation.
For 2019, the Compensation Committee established the target percentage amounts for the cash bonuses for each of our named executive officers based on market data and the target bonuses set forth in their individual employment agreements. For 2019, the target bonus level of Mr. Kobylinski was 100% of his 2019 base salary, and the target bonus level for each of the other named executive officers were 60% of their 2019 base salaries. Mr. Kuznicki’s and Mr. Fields’ targets was increased from 50% of base salary in 2018 to 60% in 2019 to bring their total target compensation closer to peer group market ranges. The target level of bonus compensation for our named executive officers in 2019 ranged from 112% of the peer group median to 148% of the peer group median. While the named executive officers’ target bonuses were above median for 2019, this was offset by long-term equity compensation that was below median.
In 2019, the amount of an individual’s bonus was comprised of two equally weighted elements: an adjusted EBITDA component and a free cash flow component. For Messrs. Kobylinski, Paris, and Kuznicki, the performance goals were measured 100% on the basis of company-wide performance for 2019. For Messrs. Walz, Fields and

Prasad, the performance goals were measured 30% on company-wide performance and 70% on the performance of the business segments for which they had primary responsibility.
The 2019 adjusted EBITDA and free cash flow target levels were determined based on improvement factors to achieve growth and margin expansion from 2018 financial results. The target levels for adjusted EBITDA and free cash flow applicable to our named executive officers under the Annual Incentive Program for 2019 were as follows:

Business	Adjusted EBITDA Target	FCF Target
Fiber Solutions	$19.9 million	$16.6 million
Industrial	$32.2 million	$25.4 million
Engineered Components	$21.9 million	$19.1 million
Jason Industries	$62.9 million	$2.7 million

Adjusted EBITDA under the 2019 Annual Incentive Program was defined as earnings before interest, taxes, depreciation and amortization, plus or minus specified adjustments. Free cash flow under the 2019 Annual Incentive Program was defined as cash flow from operations less capital expenditures.
Depending upon Company achievement, an executive officer could receive between 0-150% of his or her target bonus amount under the Annual Incentive Program. With respect to the portion of the bonus based on adjusted EBITDA, for each 1% of achievement shortfall from target achievement, payout is reduced by 10% of target for Jason Industries and Fiber Solutions and 5% of target for Industrial and Engineered Components, with achievement at or below 95% of target for Jason Industries and Fiber Solutions and 90% of target for Industrial and Engineered Components resulting in zero payout for the EBITDA portion of the bonus. For each 1% of achievement above target, the EBITDA portion of the cash bonus payout is increased by 5% for all businesses, up to a maximum bonus payout of 150% of target bonus. With respect to the portion of the bonus based on free cash flow, for each 1% of achievement shortfall from target achievement, payout is reduced by 6.25% of target for Fiber Solutions and 5% of target for Jason Industries, Industrial, and Engineered Components with achievement at or below 92% of target for Fiber Solutions or 90% of target for Jason Industries, Industrial and Engineered Components resulting in zero payout for the free cash flow portion of the bonus. For each 1% of achievement above target, the free cash flow portion of the cash bonus payout is increased by 2.5% for Fiber Solutions and 5% for Jason Industries, Industrial and Engineered Components up to a maximum bonus payout of 150% of target bonus.
The Jason Industries targets include the divested Fiber Solutions (Janesville) business and the Metalex business within Engineered Components for the portion of the year the Company owned the businesses prior to the completion of the divestitures. Because our Adjusted EBITDA and free cash flow results for 2019 were below the threshold goals for Jason Industries, Industrial and Engineered Components, none of Messrs. Kobylinski, Paris, Walz, Fields or Kuznicki received a bonus under our Annual Incentive Program for 2019. Because the Fiber Solutions business was sold during 2019, Mr. Prasad’s annual bonus was deemed earned at target and, as a result, he received a pro-rata portion of his target bonus in connection with his termination, as provided for under his employment agreement, as described below under the heading “Srivas K. Prasad Termination of Employment.”
Long-Term Equity-Based Compensation
We believe that equity-based compensation is an important component of an executive compensation program and that providing a portion of executive officers’ total compensation package in equity-based compensation aligns the interests of our executives with the interests of our stockholders and with our corporate objectives. Additionally, we believe that equity-based compensation awards enable us to attract, motivate, retain and appropriately compensate executive talent.
During 2019, we provided long-term equity-based compensation to our named executive officers in the form of restricted stock units, with 50% being time-vesting and 50% being performance-vesting. In determining the size of the grants that we made during 2019, our Compensation Committee sought to strike a balance between providing reasonably competitive compensation levels and conserving our share pool under the 2014 Omnibus Incentive Plan. The number of units granted to each of our named executive officers in 2019 and can be found in the Grants of Plan-Based Awards for 2019 table below. The target level of equity-based compensation for our named executive officers in 2019 ranged from 77% of the peer group median to 100% of the peer group median.
Each of the time-vesting restricted stock units that we granted to our named executive officers in 2019 vest in three equal installments on each of the first, second and third anniversaries of the date of grant. Each of the performance-vesting restricted stock units that we granted to our named executive officers in 2019 vest based upon the achievement of an established cumulative EBITDA performance target over a three-year performance period from January 1, 2019 through December 31, 2021. Cumulative EBITDA refers to the aggregate of our quarterly consolidated earnings before interest, taxes, depreciation and amortization, plus or minus various adjustments, over the three year performance period. The Compensation Committee chose the EBITDA measure for the performance-vesting awards for two reasons: (i) EBITDA is easily understood by our executive officers, and thus serves as an effective performance motivator, and (ii) the metric is consistent with our focus on earnings and cash generation over the next three years. Distributions under these awards are payable at the end of the performance period in common stock. The total potential payouts for these awards range from no payout at an achievement level of less than 75% of the target, 50% of the units at an achievement level over 90% of the target, and 100% of the units at an achievement level at or above 100% of the target. All of these restricted stock units are subject to forfeiture upon termination of employment prior to vesting, subject in certain cases to early vesting or continued eligibility for vesting, upon specified events, including death, permanent disability, retirement or a change in control of our company.
Retention Bonuses and Sale Bonuses
On August 5, 2019, we granted special retention bonuses to key employees, including Messrs. Paris, Walz, Fields and Kuznicki. The bonuses were comprised of two parts — a “Retention Bonus” and a “Transaction Bonus.” The Retention Bonus would be paid on the earlier of a change of control transaction or the 12-month anniversary of the date of grant contingent on the executive remaining continuously employed with us through such date. The Transaction Bonus would be paid on the closing of a change in control transaction, contingent on the employee remaining continuously employed with us through such date. We would also pay both the Retention Bonus and the Transaction Bonus if we terminated the executive without cause before the payment date. For Messrs. Paris and Kuznicki, the Retention Bonus was equal to 75% of base salary and the Transaction Bonus was equal to 25% of base salary. For Messrs. Walz and Fields, the Retention Bonus was equal to 50% of base salary and the Transaction Bonus was equal to 25% of base salary. The purpose of these awards was to address retention concerns as a result of our long-term incentive compensation plan being below market and to encourage key talent to remain with the Company, especially in light of the Company's decision to pursue strategic alternatives, including a potential sale of the Company. A change in control transaction for purposes of these bonuses generally means any of the following: (1) a sale of 50% or more of our outstanding stock, (2) a merger or consolidation with any other corporation, other than one that results in our shareholders continuing to own more than 50% of the combined voting power of the surviving company, or (3) a sale of substantially all of our assets. On March 2, 2020, our Board of Directors replaced these 2019 special retention bonuses with a new retention bonus program, which is described in the Current Report on Form 8-K that we filed with the SEC on March 6, 2020.
During 2019, we also entered into a Retention Agreement and a Sale Bonus Agreement with Mr. Prasad. The Retention Agreement, which we entered into with Mr. Prasad in March to incentivize him to remain employed with the Company while we pursued a sale of the Fiber Solutions business, provided that Mr. Prasad would receive a retention bonus equal to 60% of his base salary if he remained employed through the earlier of the sale of the Fiber Solutions business or the 12-month anniversary of the date of the agreement. We would also have been obligated to pay Mr. Prasad the retention bonus if we terminated his employment without cause before the 12-month anniversary of the date of the agreement, but Mr. Prasad would not have received the retention bonus if he voluntarily left our Company for any reason or was terminated For Cause. The Sale Bonus Agreement, which we entered into with Mr. Prasad in August of 2019, entitled him to a “success bonus” upon the successful completion of the sale of the Fiber Solutions business on or before December 31, 2019 in recognition of his efforts in the sale process and clarified that if the buyer of Fiber Solutions did not offer him a position with substantially similar employment terms and he was terminated from the Company without cause or due to a constructive termination (as defined his employment agreement), then he would be entitled to severance benefits under his employment agreement. The amount of the retention payment and success bonus paid in 2019 in connection with the sale of the Fiber Solutions business was $189,000 and $33,000, respectively. In connection with the sale of the Fiber Solutions business, we also accelerated the vesting of all outstanding time-vesting restricted stock units held by all employees of the Fiber Solutions segment, including Mr. Prasad. The value of such acceleration is set forth in the Summary Compensation Table below under the “Stock Awards” column and the related footnotes.
Other Executive Benefits and Perquisites
In addition to base salary, bonus and the equity opportunities described above, we provide the following benefits to our executive officers on the same basis as other eligible Company employees:
•health insurance;
•vacation, personal holidays and sick days;
•life insurance and supplemental life insurance;
•short-term and long-term disability and accidental death and dismemberment insurance; and
•a 401(k) plan with matching contributions.
In addition, in 2019, we provided long-term care insurance to certain of our named executive officers. We believe that these benefits are generally consistent with those offered by other companies and specifically with those companies with which we competed for employees.
Stock Ownership Guidelines
Since 2014, we have maintained Stock Ownership Guidelines that apply to our Chief Executive Officer, Chief Financial Officer, the presidents of our business units and other officers and senior leaders who report directly to our Chief Executive Officer. The officers and senior leaders who must comply have until five years from the date the Stock Ownership Guidelines became applicable to them (June 30, 2014 or the date of hire or appointment) to accumulate the appropriate number of shares to satisfy the guidelines. During 2018, each of our officers and senior leaders were on track to meet their ownership guideline as of their compliance deadline. However, as a result of our stock price compression during 2019, our Board acknowledged that our executives would have to incur a significant financial commitment to achieve their ownership guideline on-time, and as a result, the Board suspended the ownership guidelines for one year. The guidelines that generally apply to our executives are as follows:

Position	Required Minimum Ownership
Chief Executive Officer	5 times base salary
Chief Financial Officer	3 times base salary
Business Unit President	3 times base salary
Other Officers and Other Senior Leaders who are direct reports of the Chief Executive Officer	1 times base salary

Clawback Policy
Our Compensation Committee has adopted a clawback policy. Under the policy, each executive is required to sign an agreement that requires the executive to forfeit any unvested equity awards and to repay the proceeds from some or all of his or her compensation issued under any of our incentive compensation plans should the executive be found to have engaged in actions that are non-compliant with the General Code of Ethics or other applicable policy. A clawback review may be initiated as a result of any non-compliance and, in the event that we, through our Board of Directors or a committee thereof, determine that an executive has engaged in any of the prohibited acts covered by the policy, or any other act that would give rise to a termination for cause but not result in a financial restatement by us, we also maintain the right to seek reimbursement of any incentive compensation paid to such executive during the period of time in which he or she was engaged in such acts. For executives who are found to have engaged in any noncompliant acts and who remain in our employment, we reserve the right to reduce current year incentive compensation to redress any prior imbalance that was subsequently determined to have existed. We also maintain the right to seek reimbursement of any incentive compensation should it be determined that such incentive compensation was based on materially inaccurate performance metrics, whether or not the executive was responsible for the inaccuracy. Once final regulations are adopted by the SEC regarding the clawback requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Compensation Committee intends to revise the clawback policy as necessary to comply with the regulations.
Under the terms of the Company’s 2014 Omnibus Incentive Plan, a participant’s rights with respect to an award under the plan are subject to any right that the Company may have under any Company recoupment policy or other agreement or arrangement with a participant, or any right or obligation that the Company may have regarding the clawback of “incentive-based compensation” under certain federal securities law provisions.
Employment Agreements and Severance Benefits
We have entered into employment contracts with certain of our named executive officers that provide for, among other things, severance benefits upon certain terminations of employment. A summary of these employment agreements are set forth below under the heading “Potential Payments Upon Termination or Change-in-Control—Employment Agreements.” The amount of severance and other benefits that Mr. Prasad received in connection with his termination of employment on September 27, 2019 are set forth below under the heading “Srivas K. Prasad Termination.”
Deductibility of Compensation under Section 162(m)
Section 162(m) of the Internal Revenue Code generally limits a public company’s federal income tax deduction to no more than $1 million of compensation paid per person to certain executive officers in a taxable year. Prior to 2018, compensation above $1 million could be deducted if it was “performance-based compensation” within the meaning of Section 162(m). However, as a result of changes made to Section 162(m) by the Tax Cuts and Jobs Act, for 2018 and later years, only performance-based compensation that is paid pursuant to a binding contract in effect on November 2, 2017 could be exempt from the $1 million deduction limit.
During 2019, the Compensation Committee took appropriate actions to preserve the deductibility of performance-based compensation granted prior to November 2, 2017 to reduce the impact of the $1 million deduction limit, but it did not limit, and does not intend to limit in future years, our executive officers’ compensation to a level that is fully deductible under Section 162(m). As disclosed above under “Compensation Philosophy and Objectives,” the Compensation Committee’s goal is to design compensation programs that attract, reward and retain successful executives and providing compensation that is able to achieve those goals may result in payment of compensation that is not deductible.

Executive Compensation
Summary Compensation Table for 2019, 2018 and 2017

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Brian K. Kobylinski	2019	743,455	—	590,400	—	10,192	1,344,047
President, Chief Executive Officer and Chairman of the Board	2018	718,773	—	1,072,800	452,827	10,042	2,254,442
	2017	700,000	—	1,132,081	826,000	9,892	2,667,973
Chad M. Paris	2019	358,269	6,250	164,000	—	10,192	538,711
Senior Vice President and Chief Financial Officer	2018	334,615	101,148	298,000	126,485	8,742	868,990
	2017	239,601	—	177,100	115,584	8,980	541,265
Keith A. Walz	2019	328,223	12,500	164,000	—	10,192	514,915
Senior Vice President and General Manager - Industrial	2018	315,966	128,500	298,000	69,339	10,117	821,922
	2017	266,192	—	127,000	119,693	9,160	522,045
Timm Fields	2019	310,764	—	164,000	—	10,192	484,956
Senior Vice President and General Manager - Engineered Components
Kevin Kuznicki	2019	327,319	—	82,000	—	10,631	419,950
Senior Vice President, General Counsel and Secretary	2018	233,846	25,000	447,000	73,662	23,891	803,399
Srivas Prasad	2019	234,500	247,000	164,000	49,500	155,262	850,262
Former Senior Vice President and General Manager - Fiber Solutions	2018	310,961	150,000	298,000	92,729	14,406	866,096
	2017	298,385	—	127,000	208,750	14,242	648,377

(1)For Messrs. Paris and Walz, the amount listed in this column reflects 50% of the time-vesting long-term cash awards that were granted in 2017 and which vested and were paid in 2019. For Mr. Prasad, the amount includes (i) $12,500, which reflects the vesting of the time-vesting long-term cash award that was granted in 2017 and which vested and was paid in 2019, (ii) the $189,000 retention bonus and the $33,000 success bonus described in the Compensation Discussion and Analysis section above under the heading "Retention Bonuses and Sale Bonuses" and (iii) a $12,500 time-vesting long-term cash award that was accelerated and paid in connection with his termination of employment.
(2)The amounts listed in this column reflect the grant date fair value of the restricted stock unit awards computed in accordance with Accounting Standards Codification 718 plus, for Mr. Prasad only, the incremental value associated with the modification of all of his outstanding time-vesting restricted stock unit awards to accelerate their vesting in connection with the sale of the Fiber Solutions Business. The grant date fair value was determined by multiplying the closing price of the Company’s common stock on the grant date by the number of restricted stock units granted. The assumptions used to determine the valuation of the awards are discussed in Note 12 to our Consolidated Financial Statements in our Annual Report on Form 10-K/A. The incremental value of the acceleration of Mr. Prasad's time-vesting restricted stock units was calculated by multiplying the closing price of the Company’s common stock on the date the award was modified.
(3)None of the named executive officers earned an Annual Incentive Program bonus with respect to 2019.
(4)This column includes the following amounts for 2019:

Name	401(k) Match ($)(a)	Life Insurance ($)(b)	Long-Term Care Insurance ($)(b)	Accidental Death & Dismemberment Insurance ($)(b)	Other ($)(c)	Total All Other Compensation ($)
Brian K. Kobylinski	8,400	1,598	—	194	—	10,192
Chad M. Paris	8,400	1,598	—	194	—	10,192
Keith A. Walz	8,400	1,598	—	194	—	10,192
Timm Fields	8,400	1,598	—	194	—	10,192
Kevin Kuznicki	8,400	1,598	—	194	439	10,631
Srivas Prasad	8,400	1,598	5,626	194	139,444	155,262

(a)Reflects the contributions to the Company’s 401(k) Plan made by the Company on behalf of each named executive officer.
(b)Represents premiums paid by the Company for applicable insurance policies.
(c)For Mr. Kuznicki, represents reimbursement for a gym membership. For Mr. Prasad, represents $8,885 of accrued vacation that was paid out in connection with his termination, $4,905 for continued insurance benefits following his termination of employment and $125,654 of severance that was paid during 2019.
The material terms of the Company’s employment agreements with the named executive officers are set forth below under the heading “Potential Payments Upon Termination or Change-in-Control—Employment Agreements.”
Grants of Plan-Based Awards for 2019
The following table sets forth cash incentive awards under the Annual Incentive Program and awards made by us during 2019 to the named executive officers under the 2014 Omnibus Incentive Plan. The threshold, target and maximum incentive award amounts shown in the table represent the amounts to be paid if Jason’s performance had met the respective levels of the applicable performance measures. The Annual Incentive Program for 2019 is more fully described under the “Elements of Compensation—Annual Incentive Compensation” section above, and the restricted stock unit awards granted during 2019 are more fully described under the “Elements of Compensation—Long-Term Equity-Based Compensation” section.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Brian K. Kobylinski	Annual Incentive Program	—	371,728	743,455	1,115,183	—	—	—	—	—
	Time-Vesting RSUs	3/23/2019	—	—	—	—	—	—	180,000	295,200
	Performance-Vesting RSUs	3/23/2019	—	—	—	90,000	180,000	180,000	—	295,200
Chad M. Paris	Annual Incentive Program	—	107,481	214,962	322,443	—	—	—	—	—
	Time-Vesting RSUs	3/23/2019	—	—	—	—	—	—	50,000	82,000
	Performance-Vesting RSUs	3/23/2019	—	—	—	25,000	50,000	50,000	—	82,000
Keith A. Walz	Annual Incentive Program	—	93,229	186,458	279,687	—	—	—	—	—
	Time-Vesting RSUs	3/23/2019	—	—	—	—	—	—	50,000	82,000
	Performance-Vesting RSUs	3/23/2019	—	—	—	25,000	50,000	50,000	—	82,000
Timm Fields	Annual Incentive Program	—	93,290	186,579	279,869	—	—	—	—	—
	Time-Vesting RSUs	3/23/2019	—	—	—	—	—	—	50,000	82,000
	Performance-Vesting RSUs	3/23/2019	—	—	—	25,000	50,000	50,000	—	82,000
Kevin Kuznicki	Annual Incentive Program	—	98,196	196,392	392,784	—	—	—	—	—
	Time-Vesting RSUs	3/23/2019	—	—	—	—	—	—	25,000	41,000
	Performance-Vesting RSUs	3/23/2019	—	—	—	12,500	25,000	25,000	—	41,000
Srivas Prasad	Annual Incentive Program	—	97,789	195,577	293,366	—	—	—	—	—
	Time-Vesting RSUs	3/23/2019	—	—	—	—	—	—	50,000	82,000
	Performance-Vesting RSUs	3/23/2019	—	—	—	25,000	50,000	50,000	—	82,000

(1)The amounts in this column include the annual bonus grants pursuant to the Annual Incentive Program for 2019. The amounts in this table show the threshold, target and maximum bonus amounts payable to the named executive officers assuming the Company satisfied the relevant performance measures with respect to 2019. The actual amounts paid with respect to the Annual Incentive Program for 2019 are shown in the Summary Compensation Table above in the non-equity incentive compensation column.

(2)Includes the performance-vesting restricted stock units granted during 2019 pursuant to the 2014 Omnibus Incentive Plan. The amounts in this table show the number of units that would vest for the named executive officer assuming the relevant performance measures were satisfied. The threshold and target amounts represent the amount of units that would vest at an achievement level at or above 75% of the target and at or above 100% of the target, respectively. No additional units could be earned for performance above target, and as such, the maximum payout is the same as target payout.
(3)Includes the time-vesting restricted stock units granted during 2019 pursuant to the 2014 Omnibus Incentive Plan. These restricted stock units vest in three equal installments with the first vesting date being March 23, 2020, the second vesting date being March 23, 2021 and the third vesting date being March 23, 2022.
(4)The assumptions used to determine the valuation of the awards are discussed in Note 12 to our Consolidated Financial Statements in our Annual Report on Form 10-K/A.

Outstanding Equity Awards at December 31, 2019
The table below shows the number and value of stock awards outstanding for each named executive officer as of December 31, 2019.The Company has not granted stock options.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Brian K. Kobylinski	578,693	(3)	214,116	780,005	(8)	288,602

Chad M. Paris	151,700	(4)	56,129	120,000	(8)	44,400

Keith A. Walz	141,700	(5)	52,429	100,000	(8)	37,000

Timm Fields	115,860	(6)	42,868	75,000	(8)	27,750

Kevin Kuznicki	125,034	(7)	46,263	25,000	(8)	9,250

Srivas Prasad	—		—	45,500	(8)	16,835
(1)Includes time-vesting restricted stock units granted pursuant to the 2014 Omnibus Incentive Plan.
(2)Amount is based on the aggregate number of unvested units multiplied by the $0.37 per share closing price of a share of the Company’s common stock as of the last business day of 2019.
(3)Amount includes: (a) 30,000 restricted stock units granted on March 10, 2017 which vest on the third anniversary of the grant date, (b) 240,120 restricted stock units granted on March 23, 2018 and 180,000 restricted stock units granted on March 23, 2019, each of which vest in three equal installments on each of the first three anniversaries of the grant date, and (c) 128,573 restricted stock units which vest on July 5, 2020.
(4)Amount includes: (a) 66,700 restricted stock units granted on March 23, 2018, and 50,000 restricted stock units granted on March 23, 2019, each of which vest in three equal annual installments on each of the first three anniversaries of the grant date, and (b) 35,000 restricted stock units which vest on July 5, 2020.

(5)Amount includes: (a) 66,700 restricted stock units granted on March 23, 2018 and 50,000 restricted stock units granted on March 23, 2019, each of which vest in three equal annual installments on each of the first three anniversaries of the grant date and (b) 25,000 restricted stock units that vest on July 5, 2020.
(6)Amount includes: (a) 53,360 restricted stock units granted on March 23, 2018 and 50,000 restricted stock units granted on March 23, 2019, each of which vest in three equal installments on each of the first three anniversaries of the grant date, and (b) 12,500 restricted stock units which vest on July 5, 2020.
(7)Amount includes 100,034 restricted stock units granted on April 16, 2018 and 25,000 restricted stock units granted on March 23, 2019, each of which vest in three equal annual installments on each of the first three anniversaries of the grant date.
(8)The amounts include the adjusted EBITDA-vesting restricted stock units granted pursuant to the 2014 Omnibus Incentive Plan in 2017 and 2019. The awards vest based upon the achievement of an established cumulative adjusted EBITDA less CapEx performance target over a three-year performance period from April 1, 2017 through March 30, 2020 with respect to the awards granted in 2017, and from January 1, 2019 through December 31, 2021 with respect to the awards granted in 2019. The amount listed above is based on the amount of units that would vest at target multiplied by the $0.37 per share closing price of a share of the Company’s common stock as of the last business day of 2019.
Option Exercises and Stock Vested in 2019
The table below shows the amount realized upon the vesting of restricted stock units. The Company has not granted stock options.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Brian K. Kobylinski	348,245	534,272
Chad M. Paris	70,800	110,083
Keith A. Walz	60,800	95,183
Timm Fields	39,140	62,181
Kevin Kuznicki	49,966	73,950
Srivas K. Prasad	133,266	121,315

(1)Includes time-vesting restricted stock units granted pursuant to the 2014 Omnibus Incentive Plan.
(2)Calculated as the number of units vested multiplied by the per share closing price of a share of the Company’s common stock on the date of vesting.

Pension Benefits
Our named executive officers do not participate in any Company-sponsored qualified or nonqualified defined benefit plans. Our Board of Directors or Compensation Committee may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in our best interests.

Nonqualified Deferred Compensation
We do not sponsor any nonqualified defined contribution plans or other nonqualified deferred compensation plans. Our Board of Directors or Compensation Committee may elect to provide our executive officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Potential Payments Upon Termination or Change-in-Control
Employment Agreements
Mr. Kobylinski’s employment agreement, as amended, provides for Mr. Kobylinski to serve as President and Chief Executive Officer. In addition, Mr. Kobylinski’s employment agreement provides for an annual base salary of no less than $700,000, the entitlement to customary employee benefits, and an annual target bonus opportunity of 100% of base salary.
Mr. Paris’ employment agreement provides for Mr. Paris to serve as the Company’s Vice President and Chief Financial Officer. In addition, Mr. Paris’ employment agreement provides for an annual base salary of no less than $320,000, the entitlement to customary employee benefits, and an annual target bonus opportunity of 50% of base salary.
Mr. Walz’s employment agreement provides for Mr. Walz to serve as the Senior Vice President and General Manager of the company’s industrial segment. In addition, Mr. Walz’s employment agreement provides for an annual base salary of no less than $305,000, the entitlement to customary employee benefits, and an annual target bonus opportunity of 50% of base salary.
Mr. Field's employment agreement provides for Mr. Field to serve as the Senior Vice President and General Manager of the company’s engineered components segment. In addition, Mr. Field's employment agreement provides for an annual base salary of no less than $320,000, the entitlement to customary employee benefits an an annual target bonus opportunity of 60% of base salary.
Mr. Kuznicki’s employment agreement provides for Mr. Kuznicki to serve as the Company’s Senior Vice President, General Counsel and Secretary. In addition, Mr. Kuznicki’s employment agreement provides for an annual base salary of no less than $320,000, the entitlement to customary employee benefits and an annual target bonus opportunity of 50% of base salary.
Mr. Prasad’s employment agreement, as amended, provides for Mr. Prasad to serve as the Senior Vice President and General Manager of the Company’s fiber solutions segment. In addition, Mr. Prasad’s amended employment agreement provides for an annual base salary of no less than $280,000, the entitlement to customary employee benefits, and an annual target bonus opportunity of 60% of base salary.
The employment agreements with Messrs. Kobylinski, Paris, Walz, Field, Kuznicki and Prasad each provide that in the event the executives’ employment is terminated by the Company without “cause,” the executives terminate employment pursuant to a “constructive termination” (as such terms are defined in the employment agreements) or, in the case of Mr. Prasad, if the Company provides a notice of non-renewal, then, subject to the execution of a release of claims and continued compliance with the restrictive covenants (as described below), the executives will be entitled to certain benefits in addition to their accrued benefits.
Specifically, Mr. Kobylinski will be entitled to receive the sum of his base salary and target bonus, payable in installments over the 12 month period following his termination of employment, continued health and welfare benefits for a period of 12 months after termination (or until he becomes eligible under another employer’s plan), and accelerated vesting of certain time-based restricted stock units provided to him in 2016 pursuant to his employment agreement, or immediate vesting of all performance- and time-based restricted stock units if the qualifying termination occurs within 12 months following a change in control.
Messrs. Paris, Walz, Fields, Kuznicki and Prasad will each be entitled to (i) 1.0 times (or 1.5 times in the event such termination occurs within 12 months following a change in control) their base salary payable over 12 months (or payable over 18 months if such termination occurs within 12 months following a change in control); (ii) a pro rata bonus for the year of termination; (iii) continued health and welfare benefits ending on the first to occur of (A) 12 months or, in case such termination occurs within 12 months following a change in control, 18 months following the termination of the executives’ employment and (B) the date they accept employment from an unaffiliated company; and (iv) outplacement services. In the event Messrs. Kobylinski, Paris, Walz, Field, Kuznicki or Prasad’s employment is terminated due to death or disability, they each would be entitled to their base salary for three months following the date of termination plus a pro rata bonus for the year of termination.

The employment agreements with Messrs. Kobylinski, Paris, Prasad, Walz and Kuznicki each contain a Section 280G cutback pursuant to which, in the event any payments or benefits provided to the executives would be considered “parachute payments” as defined in Section 280G of the Internal Revenue Code, the executives would be entitled to the greater of, as determined on an after-tax basis, (i) such parachute payments or (ii) the greatest reduced amount of such parachute payments as would result in no amount of such parachute payments being subject to an excise tax pursuant to Section 280G.
In addition, the named executive officer employment agreements provide for (i) general restrictions on the disclosure of confidential information, (ii) an inventions assignment covenant, and (iii) an agreement that the executives will not compete with the Company or solicit the Company’s employees, customers or business during the executives’ employment and for a period of (A) 12 months thereafter in the case of Mr. Kobylinski or (B) 12 months thereafter or, for the period of 18 months thereafter if they are receiving the enhanced change in control severance benefits described above in the case of Messrs. Paris, Walz, Field, Kuznicki and Prasad. Further, the employment agreements with Messrs. Kobylinski, Paris, Walz, Field, Kuznicki and Prasad contain an agreement between the executives and the Company that during their employment and for a period of two years thereafter the executives will not disparage the Company.
Srivas K. Prasad Termination of Employment
Mr. Prasad’s employment with the Company terminated on September 27, 2019, following the sale of our North American Fiber Solutions business. This was treated as a constructive termination under his employment agreement, and therefore Mr.Prasad was eligible to receive compensation and benefits described above. Specifically, pursuant to the terms of his employment agreement, Mr. Prasad was entitled to (i) severance payments equal to 1x the sum of his base salary and target annual bonus (totaling $528,000) to be paid during the 12-month period following his departure from the Company, a prorated portion of his annual cash incentive for 2019 (which equaled $142,650) payable in April 2020, and reimbursement for welfare benefits continuation (totaling approximately $28,218), in each case, subject to his continued compliance with the confidentiality, invention assignment, non-compete and non-solicit obligations contained therein. As previously mentioned, any outstanding time-vesting restricted stock units were vested prior to his termination in connection with the sale of the Fiber Solutions business. Any outstanding performance-vesting restricted stock units and any long-term cash awards were treated as provided in the applicable plans and award agreements. Under the terms of such agreements, he received accelerated vesting and payment of his time-vesting long-term cash award upon his termination (totaling $12,500) and he will also have the ability to potentially earn a pro-rata portion of performance-vesting awards at the end of the performance period depending on actual performance results (with the maximum number of restricted stock units that could vest being 45,500 and the maximum amount of long-term cash that could vest being $18,500).
2014 Omnibus Incentive Plan
Awards granted under the 2014 Omnibus Incentive Plan are generally subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting or continued eligibility for vesting upon specified events, including death, permanent disability or retirement of the grantee or a change in control of the Company. Generally, under the 2014 Omnibus Plan the Compensation Committee has the ability to accelerate the vesting of awards.
In connection with a change in control, as defined in the 2014 Omnibus Incentive Plan, the Compensation Committee may accelerate vesting of outstanding awards under the 2014 Omnibus Incentive Plan. In addition, such awards may be, in the discretion of the Compensation Committee, (1) assumed, continued or substituted by the acquiring or surviving entity in accordance with applicable law; (2) purchased by the Company for an amount equal to the excess of the price of a share of our common stock paid in a change in control over the exercise price of the awards; or (3) canceled if the price of a share of our common stock paid in a change in control is less than the exercise price of the award. The Compensation Committee may also provide for accelerated vesting or lapse of restrictions of an award at any time.
The award agreements under the 2014 Omnibus Incentive Plan also provide for accelerated vesting in certain circumstances. All performance-vesting and time-vesting restricted stock units granted in 2017, 2018, and 2019 and the performance-vesting and time-vesting long-term cash awards granted in 2017 provide that, in the event of the participant’s termination of employment (1) by the Company without cause, (2) by voluntary resignation by the participant with good reason, or (3) due to the participant’s death or disability, in each case, during the period beginning 90 days prior to the consummation of a change in control of the Company and ending two years following the date of consummation of a change in control of the Company, then any unvested restricted stock units and long-term cash awards that would have been forfeited on the date of the participant’s termination of employment shall become fully vested, at 100% of target for performance-vesting awards, as of the date of such termination of employment (or if the termination occurs prior to a change in control, on the date of the change in control).
Outside of the circumstances of a change in control of the Company, if the participant incurs a termination of employment by the Company without cause, there is a voluntary termination of employment by the participant with good reason or the participant’s employment terminates due to death or disability, then a pro-rated portion of the performance-vesting restricted stock units and cash performance awards will continue to be eligible to vest in accordance with the achievement of the performance conditions applicable to the award. The time-vesting restricted stock units and time-vesting long-term cash awards provide that, if the participant incurs a termination of employment by the Company without cause, there is a voluntary termination of employment by the participant with good reason, then a pro-rata portion of the restricted stock units and long-term cash awards will vest and the remainder will be forfeited. If the participant’s employment terminates due to death or disability, then the time-vesting restricted stock units and the time-vesting long-term cash awards will vest in full.
Potential Payments Upon Termination
The following table sets forth quantitative estimates of Messrs. Kobylinski, Paris, Walz, Fields and Kuznicki’s severance payments and benefits upon a termination without “cause” or if the executive terminates employment pursuant to a “constructive termination” or if the executive is provided with a notice of non-renewal in the case of Mr. Prasad (collectively a “Qualifying Termination”). The amounts below reflect potential severance payments and benefits pursuant to the employment agreements or letter agreement and equity award agreements with such named executive officers, assuming the executive experienced a Qualifying Termination from the Company on December 31, 2019. In addition to these payments and benefits, each executive is entitled to a 90 day look forward period in regard to the accelerated vesting provisions of his or her restricted stock units triggered by a qualifying termination in connection with a change in control.

Name	Cash Severance Benefits ($)(1)	Continued Health Care Benefits ($)	Outplacement Services ($)	Continuation of Certain Insurance Benefits and Perquisites ($)(2)	Early Vesting of Restricted Stock Units ($)(3)	Early Vesting of Long-Term Cash (4)	Total ($)
Brian K. Kobylinski	1,493,455	22,303	—	—	502,718	—	2,018,476
Chad M. Paris	365,000	22,148	10,000	2,743	100,529	18,750	519,170
Keith A. Walz	331,250	—	10,000	2,743	89,429	37,500	470,922
Timm Fields	320,000	22,303	10,000	2,743	70,618	—	425,664
Kevin Kuznicki	330,016	22,303	10,000	2,743	55,513	—	420,575

(1)This column includes the severance based on (a) for Mr. Kobylinksi, base salary and target bonus and (b) for Messrs. Paris, Walz, Fields and Kuznicki, base salary and actual bonus (as described above under “Employment Agreements”).
(2)This column includes the estimated value of the continuation of life insurance benefits and accidental death and dismemberment insurance.
(3)These amounts represent the value of the unvested time-vesting and performance-vesting restricted stock units held by the executive officer that would have become vested upon a qualifying termination based on our closing stock price on December 31, 2018, of $0.37. The value of the EBITDA-vesting and ROIC-vesting restricted stock units assumes that the awards are earned at target. The time-vesting restricted stock units are shown as vesting in full, as would be the case upon a termination as a result of death or disability, although only one additional tranche would vest upon a termination without “cause” or as a result of “good reason.”

(4)These amounts represent the value of the unvested time-vesting and performance-vesting long-term cash incentive awards granted during 2017 that would become vested upon a qualifying termination. The amount shown above assumes that the performance-vesting long-term cash awards are earned at target. The time-vesting awards are shown as vesting in full, although only a pro-rata portion would vest upon a termination without “cause” or as a result of “good reason.”
Potential Payments Upon a Qualifying Termination in connection with a Change-in-Control
The following table sets forth quantitative estimates of Messrs. Kobylinski, Paris, Prasad, Walz and Kuznicki’s severance payments and benefits upon a termination without “cause” or if the executive terminates employment pursuant to a “constructive termination” within the 12 months following a change in control of the Company (collectively a “Change in Control Qualifying Termination”). The amounts below reflect potential severance payments and benefits pursuant to the employment agreements or letter agreements with such named executive officers, assuming the executive experienced a Change in Control Qualifying Termination on December 31, 2019. In addition to these payments and benefits, each executive is entitled to a 90 day look forward period in regard to the accelerated vesting provisions of his restricted stock units triggered by a Change in Control Qualifying Termination.

Name	Cash Severance Benefits ($)(1)	Continued Health Care Benefits ($)	Outplacement Services ($)	Continuation of Certain Insurance Benefits and Perquisites ($)(2)	Early Vesting of Restricted Stock Units ($)(3)	Early Vesting of Long-Term Cash (4)	Total ($)
Brian K. Kobylinski	1,493,455	22,303	—	—	502,718	—	2,018,476
Chad M. Paris	547,500	33,222	10,000	4,115	100,529	18,750	714,116
Keith A. Walz	496,875	—	10,000	4,115	89,429	37,500	637,919
Timm Fields	480,000	33,455	10,000	4,115	70,618	—	598,188
Kevin Kuznicki	495,024	33,455	10,000	4,115	55,513	—	598,107

(1)This column includes the severance based on (a) for Mr. Kobylinksi, base salary and target bonus, (b) for Messrs. Paris, Walz, Fields and Kuznicki, base salary and pro-rata bonus (as described above under “Employment Agreements”).
(2)This column includes the estimated value of the continuation of life insurance benefits and accidental death and dismemberment insurance.
(3)These amounts represent the value of all of the unvested restricted stock units held by the executive officer, which become vested upon a change of control or a Change in Control Qualifying Termination (assuming target performance for any performance-vesting restricted stock units), based on our closing stock price on December 31, 2018, of $0.37.
(4)These amounts represent the value of the unvested time-vesting and performance-vesting long-term cash incentive awards granted during 2017 that would become vested upon a Change in Control Qualifying Termination (assuming target performance for any performance-vesting awards).
CEO Pay Ratio
As required by Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the median annual total compensation of our employees and the annual total compensation of Mr. Kobylinksi, our President, Chief Executive Officer and Chairman of the Board. For the year ended December 31, 2019:
•the median of the annual total compensation of all employees of our company was reasonably estimated to be $39,056; and
•the annual total compensation of Mr. Kobylinski was $1,344,047.

•Based on this information, the ratio of the annual total compensation of our chief executive officer to the median of the annual total compensation of all other employees is estimated to be 33 to 1.
To identify our median employee, we considered each individual employed by us worldwide on December 31, 2019, except that we excluded approximately 24 employees located in Sweden, as permitted by the de minimis exemption, which constituted approximately 1.2% of the 1,940 individuals that we employed on December 31, 2019. We then identified our median employee by examining base salary or wages that we paid to each employee (other than those excluded employees listed above). For any employee paid in currency other than U.S. dollars, we applied the applicable foreign currency exchange rate in effect on December 31, 2019 to convert such employee’s compensation into U.S. dollars. Once we identified our median employee, we added together all of the elements of such employee’s compensation for 2019 in the same way that we calculate the annual total compensation of our named executive officers in the Summary Compensation Table.

Director Compensation
Effective July 1, 2019, the cash compensation for directors who are not employees of the Company was reduced as follows:
•an annual cash retainer fee of $45,000 (reduced from $50,000);
•the Chair of the Audit Committee receives an additional $15,000 annual cash retainer fee (no change) and each other member of the Audit Committee receives an additional $7,000 annual cash retainer fee in recognition of their committee service (reduced from $7,500); and
•the Chairs of the Compensation Committee and the Corporate Governance and Nominating Committee each receive an additional $11,000 annual cash retainer fee (reduced from $15,000) and the other members of those committees receive an additional $5,000 annual cash retainer fee in recognition of their committee service (reduced from $7,500).
Directors who are not employees of the Company also receive an annual equity grant in the form of restricted stock units with a one-year vesting period to further align the interests of outside directors with stockholders. Effective July 1, 2019, the value of this annual equity grant was reduced from $100,000 to $70,000, subject to a maximum of 40,000 restricted stock units for any such annual grant. All of these restricted stock units are subject to forfeiture upon termination as a director prior to vesting, provided however that the Compensation Committee may, in its sole discretion, provide for accelerated vesting at any time and for any reason. Unvested restricted stock units issued to directors that have not been terminated become fully vested upon the occurrence of a change in control of the Company. Restricted stock units that have become vested prior to termination are settled on the date that is six (6) months following the date of the director’s termination of directorship.
Directors who are our employees do not receive any special compensation for their service as directors.

Name	2019 Fees Earned or Paid in Cash ($)	2019 Stock Awards ($)(1)	2019 Total ($)
James P. Heffernan	65,875	26,400	92,275
James E. Hyman	64,875	26,400	91,275
Brian K. Kobylinski	—	—	—
Andrew G. Lampereur	33,188	26,400	59,588
Nelson Obus	51,875	26,400	78,275
Mitchell I. Quain	60,000	26,400	86,400
Jeffry N. Quinn	47,500	26,400	73,900
James M. Sullivan	66,875	26,400	93,275

(1)Reflects the grant of 40,000 restricted stock units to each non-employee director on July 1, 2019, which vest on the first anniversary of the grant date. As of December 31, 2019, such restricted stock units were the only outstanding equity awards for each of our non-employee directors.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis that appears in this Second Amended Filing. Based on such review and discussions, the Compensation Committee recommended to the Board that we include the Compensation Discussion and Analysis in this Second Amended Filing.
Compensation Committee
James P. Heffernan, Chair
James E. Hyman
Mitchell I. Quain

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table gives information about the Company’s common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2019

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,884,682	—	1,252,915	(2)

Equity compensation plans not approved by security holders	—	—	—
Total	3,884,682	—	1,252,915
(1) Column (a) of the table above includes 3,884,682 unvested restricted stock units outstanding under the Jason Industries, Inc. 2014 Omnibus Incentive Plan.
(2) Represents shares available for future issuance under the Jason Industries, Inc. 2014 Omnibus Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information known as of March 27, 2020 regarding the beneficial ownership of our common stock by:
•each person who is known to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•each of our named executive officers and directors; and
•all current executive officers and directors of the Company as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options that are currently exercisable or exercisable within 60 days.
The beneficial ownership of our common stock is based on 28,858,910 shares of common stock issued and outstanding as of March 27, 2020, unless otherwise indicated. The table below does not include 637,264 common shares issued to executive officers related to performance shares in which the performance period ended on March 30, 2020. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount of Shares of Common Stock	Percent of Class %
Name and Address of Beneficial Owners (1)
5% or Greater Stockholders
Wynnefield Partners/Wynnefield Capital(2)	5,259,240	18.2%
Corre Partners Advisors, LLC (3)	2,939,160	9.6%
FrontFour Capital Group LLC (4)	1,618,398	5.4%
Ephraim Fields (5)	1,603,519	5.6%
Directors and Executive Officers
Brian K. Kobylinski	499,013	1.7%
Chad M. Paris	92,386	*
Kevin Kuznicki (6)	90,467	*
Keith A. Walz (7)	133,387	*
Srivas Prasad (8)	106,218	*
James P. Heffernan	53,800	*
James E. Hyman (9)	78,000	*
Andrew G. Lampereur	20,000	*
Nelson Obus (2)	5,259,240	18.2%
Mitchell I. Quain (10)	65,900	*
Jeffry N. Quinn (11)	3,011,331	10.4%
James M. Sullivan	15,000	*
All current directors and executive officers as a group (13 persons) (12)	9,445,808	32.7%

*Represents less than 1%.
(1)Unless otherwise noted, the business address of each of the persons and entities listed above is 833 East Michigan Street, Suite 900, Milwaukee, Wisconsin 53202.
(2)We derived the information from a Form 4 that Wynnefield Partners/Wynnefield Capital, filed with the SEC on August 16, 2019. As of August 16, 2019, Wynnefield Partners Small Cap Value, L.P. was deemed to be the beneficial owner of 1,568,833 shares, with sole voting and dispositive power over these shares; Wynnefield Partners Small Cap Value, L.P. I was deemed to be the beneficial owner of 2,180,597 shares, with sole voting and dispositive power over these shares; Wynnefield Small Cap Value Offshore Fund, Ltd. was deemed to be the beneficial owners of 1,161,833 shares, with sole voting and dispositive power over these shares; Wynnefield Capital, Inc. Profit Sharing Plan was deemed to be the beneficial owner of 347,977 shares, with sole voting and dispositive power over these shares; Wynnefield Capital Management, LLC was deemed to be the beneficial owner of 3,749,430 shares, with sole voting and dispositive power over these shares; Wynnefield Capital, Inc. was deemed to be the beneficial owner of 1,161,833 shares, with sole voting and dispositive power over these shares; Mr. Nelson Obus was deemed to be the beneficial owner of 5,259,240 shares, with shared voting and dispositive power over these shares; and Mr. Joshua Landes was deemed to be the beneficial owner of 5,259,240 shares, with shared voting and dispositive power over these shares. Messrs. Obus and Landes disclaim beneficial ownership of these shares. Percentage based on shares of common stock outstanding as of March 27, 2020. Each of the reporting persons named above have a business address of 450 Seventh Avenue, Suite 509, New York, New York 10123.
(3)We derived the information from a Schedule 13G/A that Corre Partners Advisors, LLC (“Corre”) filed with the SEC on February 13, 2020. Corre is the General Partner of Corre Opportunities Qualified Master Fund, LP (the “Fund”). As of December 31, 2019, the Fund has the authority to dispose of and vote the shares of common stock directly owned by it, which power may be exercised by the General Partner of the Fund and by Corre Partners Management, LLC (the “Investment Adviser”). John Barrett and Eric Soderlund are each Managing Members of the General Partner and the Investment Adviser, and as such each has shared authority to dispose of and vote the shared of common stock. The Company knows that Corre is also the beneficial owner of 1,712,654 shares of common stock underlying preferred stock that is convertible within 60 days. Percentage based on shares of common stock outstanding as of March 27, 2020 plus 1,712,654 shares of common stock underlying preferred stock. Each of the reporting persons named above have a business address of 12 East 49th Street, 40th Floor, New York, New York 10017.
(4)We derived the information from a Schedule 13G/A that FrontFour Capital Group LLC (“FrontFour Capital”) filed with the SEC on February 4, 2019. FrontFour Capital is the investment manager to FrontFour Master Fund, Ltd (“Master Fund”) and FrontFour Capital Corp. (“FrontFour Corp”) is the investment manager to FrontFour Opportunity Fund (“Canadian Fund”). Messrs. Stephen Loukas, David Lorber and Zachery George are the managing members and principal owners of FrontFour Capital and the principal owners of FrontFour Corp. As of December 31, 2018, FrontFour Capital was deemed to be the beneficial owner of 445,237 shares of common stock and 1,284,755 shares of common stock underlying preferred stock that is convertible within 60 days and had shared voting and dispositive power over these shares; Master Fund was deemed to be the beneficial owner of 370,479 shares of common stock and 1,284,755 shares of common stock underlying preferred stock that is convertible within 60 days and had shared voting and dispositive power over these shares; each of FrontFour Corp and Canadian Fund were deemed to be the beneficial owners of 9,365 shares of common stock and had shared voting and dispositive power over these shares; and each of Messrs. Loukas, Lorber and George were deemed to be the beneficial owners of 454,602 shares of common stock and 1,284,755 shares of common stock underlying preferred stock that is convertible within 60 days and had shared voting and dispositive power over these shares. the Company issued FrontFour Capital preferred stock convertible into shares of common stock during 2019 and 2020. Percentage based on shares of common stock outstanding as of March 30, 2020 plus 1,284,755 shares of common stock underlying preferred stock. The business address of FrontFour Capital, FrontFour Corp, Canadian Fund and Messrs. Loukas, Lorber and George is 35 Mason Street, 4th Floor, Greenwich, CT 06830. The business address of Master Fund is c/o Intertrust Coporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9007, Cayman Islands.
(5)We derived the information from a Schedule 13G/A that Ephraim Fields filed with the SEC on February 11, 2019. As of December 31, 2018, Mr. Fields was deemed to be the beneficial owner of 1,603,519 shares, with sole voting and dispositive power over these shares. Percentage based on shares of common stock outstanding as of March 27, 2020. Mr. Fields has a business address of c/o Echo Lake Capital, 501 Madison Avenue, Floor 12A, New York, New York 10022.
(6)We derived the information from a Form 4 that Kevin M. Kuznicki filed with the SEC on March 25, 2020 and a Form 4/A filed with the SEC on March 27, 2020. Includes 49,967 shares of common stock from restricted stock units that will vest within 60 days.
(7)We derived the information from a Form 4 that Keith A. Walz filed with the SEC on March 25, 2020 and a Form 4/A filed with the SEC on March 27, 2020. Includes 39,222 shares of common stock held by Keith A. Walz through the Keith A. Walz IRA.
(8)We derived the information from a Form 4 that Srivas Prasad filed with the SEC on March 26, 2019 and a Form 4/A filed within the SEC on April 5, 2019. Includes 5,700 shares of common stock held by Srivas Prasad through the Srivas Prasad IRA.
(9)We derived the information from a Form 4 that James E. Hyman filed with the SEC on July 2, 2019. Includes 15,000 shares of common stock held by the Nicholas Hyman Irrevocable Trust, 15,000 shares of common stock held by the Eloise Madeline Hyman Irrevocable Trust and 15,000 shares of common stock held by the Katharine Laura Susannah Hyman Irrevocable Trust.
(10)We derived the information from a Form 4 that Mitchell I. Quain filed with the SEC July 2, 2019. Includes 13,000 shares of common stock held by Mr. Quain through the Mitchell Quain IRA and 52,900 shares of common stock held by a profit sharing account.
(11)We derived the information from a Form 4 that Jeffry N. Quinn filed with the SEC on July 2, 2019. Includes 97,560 shares of common stock held by Jeffry N. Quinn through the Jeffry Quinn IRA; 26,207 shares of common stock held by the Jeffry N. Quinn Family Trust uad 8/10/2012 FBO Grace Quinn; 26,206 shares of common stock held by the Jeffry N. Quinn Family Trust uad 8/10/2012 FBO Sarah Quinn; 2,800,985 shares of common stock held by The Quinn Group LLC; and 60,373 shares of common stock held by Mr. Quinn’s spouse. Jeffry N. Quinn maintains control over the securities held by the Jeffry N.

Quinn Revocable Trust dated July 28, 2000, as amended, the Jeffry N. Quinn Family Trust uad 8/10/2012 FBO Grace Quinn, the Jeffry N. Quinn Family Trust uad 8/10/2012 FBO Sarah Quinn and The Quinn Group LLC. Consequently, Mr. Quinn may be deemed the beneficial owner of such securities. Mr. Quinn and the other reporting persons disclaim beneficial ownership of such securities except to the extent of his or its pecuniary interest therein. Percentage based on shares of common stock outstanding as of March 30, 2020. Each of the reporting persons named above have a business address of 11628 Old Ballas Road, Suite 340, St. Louis, Missouri 63141.
(12)Does not include Mr. Prasad who no longer serves as an executive officer of the Company. Percentage based on 28,858,910 shares of common stock outstanding as of March 30, 2020 plus 49,967 shares of common stock from restricted stock units that will vest within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Person Transactions
On May 31, 2013, the Company issued 6,208,333 founder shares to Quinpario Partners I, LLC (“QPI”), our sponsor prior to the June 30, 2014 transaction between the Company (formerly known as Quinpario Acquisition Corp.) and Jason Partners Holdings Inc. (“Holdings”), the indirect owner of Jason Incorporated (the “Business Combination”), for an aggregate purchase price of $25,000, 75,000 of which were forfeited at the closing of our Business Combination since no extension units were required to be purchased. The founder shares are identical to the shares of common stock included in the units sold in our initial public offering (the “IPO”), except that the founder shares are subject to certain transfer restrictions, as described in more detail below. On September 22, 2014, QPI distributed all of its founder shares, IPO placement shares and IPO placement warrants (which warrants expired on June 30, 2019) to its members pursuant to an in-kind distribution for no consideration.
The initial stockholders agreed not to transfer, assign or sell any of their founder shares (except to permitted transferees) until: (i) with respect to 20% of such shares, upon consummation of the Business Combination, (ii) with respect to 20% of such shares, when the closing price of our common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of the Business Combination, (iii) with respect to 20% of such shares, when the closing price of our common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of the Business Combination, (iv) with respect to 20% of such shares, when the closing price of our common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of the Business Combination and (v) with respect to 20% of such shares, when the closing price of our common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of the Business Combination or earlier, in any case, if, following the Business Combination, we engage in a subsequent transaction (1) resulting in our stockholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of our Board of Directors or management team in which the Company is the surviving entity.
QPI, our initial stockholders and their permitted transferees that hold our founder shares and IPO placement shares, are and will be entitled to registration rights pursuant to a registration rights agreement signed in connection with our IPO, and as amended to date. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Business Combination.
Policies and Procedures for Related Person Transactions
Our Board has adopted a written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of transactions with related persons (as defined in paragraph (a) of Item 404 of Regulation S-K). Our policy requires that (A) any director, nominee for election as a director or officer who intends to enter into a “related person transaction” (defined as any transaction that is reportable by us under Item 404(a) of Regulation S-K in which we are or will be a participant and the amount involved exceeds $120,000 and in which any related person has or will have a direct or indirect material interest) shall disclose that intention and all material facts with respect to such transaction to the Audit Committee, and (B) any other employee of the Company who intends to cause the Company to enter into any related person transaction shall disclose that intention and all material facts with respect to the transaction to his or her superior, who shall be responsible for seeing that such information is reported to the Audit Committee. No related person transaction will be entered into without the approval or ratification of our Audit Committee or another independent body of our Board of Directors. It is our policy that directors interested in a related person transaction will recuse themselves from any such vote. Our policy does not specify the standards to be applied by our Audit Committee or another independent body of our Board of Directors in determining whether or not to approve or ratify a related person transaction and we accordingly anticipate that these determinations will be made in accordance with Delaware law.

Director Independence
Please see the discussion above in Item 10 under the subsection “Independent Directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit Committee is directly responsible for the appointment, compensation, retention, and oversight of the independent registered public accounting firm selected to audit our consolidated financial statements. The Audit Committee annually evaluates the independence, professional qualifications, and key performance factors of our independent registered public accounting firm and lead engagement partner. In 2019, the Audit Committee selected Deloitte & Touche LLP, an independent registered public accounting firm, to perform an audit of our consolidated financial statements for the fiscal year ended December 31, 2019. As discussed in “Change in Certifying Accountants”, the Audit Committee appointed Deloitte & Touche LLP to serve as our independent registered public accounting firm for the 2019 fiscal year following the dismissal of PricewaterhouseCoopers LLP.
The following table lists the fees we incurred for services provided by Deloitte & Touche LLP in the fiscal year ended December 31, 2019 and the fiscal year ended December 31, 2018:

	2019	2018
Audit fees	$1,643,957	$—
Audit-related fees	79,800	—
Tax fees	273,972	72,625
All other fees	—	—
	$1,997,729	$72,625
The following table lists the fees we incurred for services provided by PricewaterhouseCoopers LLP in the fiscal year ended December 31, 2018:

2018
Audit fees	$1,828,735
Audit-related fees	12,900
Tax fees	24,329
All other fees	7,290
$1,873,254
Audit fees included fees for the audit of our consolidated financial statements, and quarterly interim reviews and foreign statutory audits. Audit-related fees included fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements or internal control over financial reporting and are not reported under “Audit fees”. Tax fees included tax advice, planning, compliance and transaction consulting and foreign tax filings. All other fees included foreign statutory compilation services as well as other permitted advisory services.
The Audit Committee charter requires that the Audit Committee pre-approve all services provided by our independent registered public accounting firm. In 2019, the Audit Committee pre-approved all services provided by Deloitte & Touche LLP. In selecting Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2020, the Audit Committee reviewed all proposed services to be provided by Deloitte & Touche LLP to make sure they were compatible with the independence of Deloitte & Touche LLP.
Change in Certifying Accountant
New Independent Registered Public Accounting Firm
On March 8, 2019, the Audit Committee decided to engage Deloitte & Touche LLP as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for its fiscal year ending December 31, 2019, which was effective on March 11, 2019.

During the Company’s fiscal years ended December 31, 2017 and December 31, 2018 and in the subsequent interim period through March 11, 2019, neither the Company nor anyone on its behalf consulted Deloitte & Touche LLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, in connection with which either a written report or oral advice was provided to the Company that Deloitte & Touche LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” or “reportable event” (as these terms are defined or described in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K, respectively).
Previous Independent Registered Public Accounting Firm
On March 11, 2019, PricewaterhouseCoopers LLP was notified on behalf of the Audit Committee that it was dismissed as the Company’s independent registered public accounting firm effective immediately. The Audit Committee participated in and approved the decision to dismiss PricewaterhouseCoopers LLP.
The audit reports of PricewaterhouseCoopers LLP on the Company’s consolidated financial statements as of and for the years ended December 31, 2018 and 2017 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.
During the Company’s fiscal years ended December 31, 2017 and December 31, 2018 and in the subsequent interim period through March 11, 2019, there were no “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to such disagreement in its reports on the financial statements for such periods. In addition, during the Company’s two most recent fiscal years ended December 31, 2017 and 2018 and in the subsequent interim period through March 11, 2019, there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K), except for the material weakness identified in the Company’s internal control over financial reporting related to the design and operation of control activities which was disclosed in Management’s Report on Internal Control over Financial Reporting in Item 9A of the 2017 Form 10-K filed by the Company on March 1, 2018 and subsequently remediated as of September 30, 2018.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES
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

4.5	Jason Industries, Inc. Description of Securities (incorporated herein by reference to Exhibit 4.5 to the Registrants Form 10-K/A, filed with the Commission on March 4, 2020 (File No. 001-36051)).

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

Exhibit Number	Description

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

Exhibit Number	Description

10.21	Form of Preferred Stock Exchange Agreement (incorporated by reference to Exhibit 10 to the Registrant’s 8-K, filed with the Commission on January 23, 2018 (File No. 1-36051)).

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

21	Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21 to the Registrants Form 10-K/A, filed with the Commission on March 4, 2020 (File No. 001-36051)).

23.1	Consent of Deloitte & Touche LLP (incorporated herein by reference to Exhibit 23.1 to the Registrants Form 10-K/A, filed with the Commission on March 4, 2020 (File No. 001-36051)).

23.2	Consent of PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 23.2 to the Registrants Form 10-K/A, filed with the Commission on March 4, 2020 (File No. 001-36051)).

31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to the Registrants Form 10-K, filed with the Commission on March 2, 2020 (File No. 001-36051)).

31.2
Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 to the Registrants Form 10-K, filed with the Commission on March 2, 2020 (File No. (001-36051)).

31.3
Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to the Registrants Form 10-K/A, filed with the Commission on March 4, 2020 (File No. 001-36051)).

31.4
Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 to the Registrants Form 10-K/A, filed with the Commission on March 4, 2020 (File No. 001-36051)).

31.5
Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.6
Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1
Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrants Form 10-K, filed with the Commission on March 2, 2020 (File No. 001-36051)).

32.2
Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrants Form 10-K, filed with the Commission on March 2, 2020 (File No. 001-36051)).

Exhibit Number	Description

32.3
Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the Registrants Form 10-K/A, filed with the Commission on March 4, 2020 (File No. 001-36051)).

32.4
Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.2 to the Registrants Form 10-K/A, filed with the Commission on March 4, 2020 (File No. 001-36051)).

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

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JASON INDUSTRIES, INC.

Dated: April 29, 2020	/s/ Brian K. Kobylinski
Brian K. Kobylinski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: April 29, 2020	/s/ Chad M. Paris
Chad M. Paris Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian K. Kobylinski	President, Chief Executive Officer and Chairman of the Board of Directors	Dated: April 29, 2020
Brian K. Kobylinski	(Principal Executive Officer)

/s/ Chad M. Paris	Senior Vice President and Chief Financial Officer	Dated: April 29, 2020
Chad M. Paris	(Principal Financial and Accounting Officer)

/s/ Jeffry N. Quinn	Director	Dated: April 29, 2020
Jeffry N. Quinn

/s/ James P. Heffernan	Director	Dated: April 29, 2020
James P. Heffernan

/s/ James E. Hyman	Director	Dated: April 29, 2020
James E. Hyman

/s/ Mitchell I. Quain	Director	Dated: April 29, 2020
Mitchell I. Quain

/s/ James M. Sullivan	Director	Dated: April 29, 2020
James M. Sullivan

/s/ Nelson Obus	Director	Dated: April 29, 2020
Nelson Obus

/s/ Andrew G. Lampereur	Director	Dated: April 29, 2020
Andrew G. Lampereur