Form 10-Q
period 2020-03-27
Jason Industries, Inc.
filed 2020-06-10
CIK 1579252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 5, 2020, there were 29,250,911 shares of common stock of the Company issued and outstanding.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Jason Industries Inc. (the “Company”) with the Securities and Exchange Commission on May 11, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ending March 27, 2020 (the “Quarterly Report”) was delayed due to the ongoing COVID-19 pandemic. The Company is relying on an extension granted by the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465). Specifically, the Company disclosed that it would be unable to file the Quarterly Report by its original due date and expected to file the Quarterly Report by no later than June 25, 2020.
The Company’s operations and business have experienced significant disruptions due to the unprecedented conditions surrounding the ongoing COVID-19 pandemic together with the various measures that federal, state, and local jurisdictions have taken in response to the crisis. In response to these measures, the Company has implemented work-from-home arrangements for the Company’s headquarters and other offices globally. The work to adapt the Company’s operating practices to protect the safety of its employees, business partners and the community has been substantial. In connection with the preparation of the Quarterly Report, the Company experienced disruptions in its normal processes and interactions with its accounting personnel and others involved in the preparation of the Quarterly Report.

JASON INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Jason Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 27, 2020	March 29, 2019
Net sales	$84,032	$92,916
Cost of goods sold	65,857	69,320
Gross profit	18,175	23,596
Selling and administrative expenses	24,470	19,069
Loss on disposals of property, plant and equipment-net	21	8
Restructuring	754	1,366
Operating (loss) income	(7,070)	3,153
Interest expense-net	(7,455)	(8,205)
Equity income	25	84
Other income-net	253	64
Loss from continuing operations before income taxes	(14,247)	(4,904)
Tax (benefit) provision	(557)	349
Net loss from continuing operations	(13,690)	(5,253)
Net loss from discontinued operations, net of tax	(910)	(1,803)
Net loss	(14,600)	(7,056)
Accretion of dividends on preferred stock	879	812
Net loss allocable to common shareholders of Jason Industries	$(15,479)	$(7,868)

Basic and diluted net loss per share allocable to common shareholders of Jason Industries:
Net loss per share from continuing operations	$(0.50)	$(0.22)
Net loss per share from discontinued operations	(0.03)	(0.06)
Basic and diluted net loss per share	$(0.53)	$(0.28)

Weighted average number of common shares outstanding:
Basic and diluted	28,896	27,962
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands) (Unaudited)

	Three Months Ended
Includes activities from both continuing and discontinued operations	March 27, 2020	March 29, 2019
Net loss	$(14,600)	$(7,056)
Other comprehensive loss:
Employee retirement plan adjustments, net of tax	85	15
Foreign currency translation adjustments	(2,164)	(1,566)
Net change in unrealized (losses) gains on cash flow hedges, net of tax benefit of $34 and $205, respectively	(109)	(637)
Total other comprehensive loss	(2,188)	(2,188)
Comprehensive loss	$(16,788)	$(9,244)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts) (Unaudited)

	March 27, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$71,964	$84,526
Accounts receivable-net of allowances for doubtful accounts of $1,257 at March 27, 2020 and $1,106 at December 31, 2019	44,823	33,085
Inventories-net	51,319	49,943
Other current assets	8,363	7,433
Total current assets	176,469	174,987
Property, plant and equipment-net of accumulated depreciation of $78,660 at March 27, 2020 and $75,925 at December 31, 2019	68,809	70,276
Right-of-use operating lease assets	20,013	20,910
Goodwill	46,809	45,684
Other intangible assets-net	64,894	64,590
Other assets-net	10,541	10,654
Total assets	$387,535	$387,101

Liabilities and Shareholders’ Deficit
Current liabilities
Current portion of long-term debt	$373,259	$5,800
Current portion of operating lease liabilities	4,385	4,275
Accounts payable	30,241	22,914
Accrued compensation and employee benefits	8,642	8,551
Accrued interest	6,723	79
Other current liabilities	16,305	13,783
Total current liabilities	439,555	55,402
Long-term debt	14,263	378,950
Long-term operating lease liabilities	18,159	19,136
Deferred income taxes	5,756	7,534
Other long-term liabilities	16,966	16,938
Total liabilities	494,699	477,960

Commitments and contingencies (Note 17)

Shareholders’ Deficit
Preferred stock, $0.0001 par value (5,000,000 shares authorized, 44,827 shares issued and outstanding at March 27, 2020, including 877 shares declared on February 4, 2020 and issued on April 1, 2020, and 43,950 shares issued and outstanding at December 31, 2019, including 860 shares declared on November 3, 2019 and issued on January 1, 2020)	44,827	43,950
Jason Industries common stock, $0.0001 par value (120,000,000 shares authorized; issued and outstanding: 28,858,910 shares at March 27, 2020 and 28,508,977 shares at December 31, 2019)	3	3
Additional paid-in capital	154,629	155,023
Retained deficit	(275,792)	(261,192)
Accumulated other comprehensive loss	(30,831)	(28,643)
Total shareholders’ deficit	(107,164)	(90,859)
Total liabilities and shareholders’ deficit	$387,535	$387,101
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended
Includes cash flow activities from both continuing and discontinued operations	March 27, 2020	March 29, 2019
Cash flows from operating activities
Net loss	$(14,600)	$(7,056)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,514	6,460
Amortization of intangible assets	1,976	2,901
Amortization of deferred financing costs and debt discount	729	737
Non-cash operating lease expense	1,261	2,043
Equity income	(25)	(84)
Deferred income taxes	(1,534)	(885)
Loss on disposals of property, plant and equipment-net	21	8
Loss on divestitures	835	—
Dividends from joint venture	—	728
Share-based compensation	527	876
Net increase (decrease) in cash, net of acquisitions and dispositions, due to changes in:
Accounts receivable	(12,436)	(14,806)
Inventories	(1,703)	(3,338)
Other current assets	(1,107)	65
Accounts payable	6,913	8,882
Accrued compensation and employee benefits	200	1,263
Accrued interest	6,644	(3)
Accrued income taxes	721	321
Operating lease liabilities, net	(1,233)	(2,126)
Other-net	763	(3,235)
Total adjustments	6,066	(193)
Net cash used in operating activities	(8,534)	(7,249)
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	70	189
Payments for property, plant and equipment	(1,970)	(3,468)
Acquisition of business, net of cash acquired	(3,965)	—
Acquisitions of patents	(1)	(5)
Net cash used in investing activities	(5,866)	(3,284)
The accompanying notes are an integral part of these condensed consolidated financial statements.
Cash flows from financing activities
Payments of First and Second Lien term loans	—	(775)
Proceeds from other long-term debt	3,878	1,641
Payments of other long-term debt	(1,371)	(1,992)
Payments of finance lease obligation	(90)	(89)
Value added tax paid from building sale	—	(707)
Other financing activities-net	(44)	(396)
Net cash provided by (used in) financing activities	2,373	(2,318)
Effect of exchange rate changes on cash and cash equivalents	(535)	(165)
Net decrease in cash and cash equivalents	(12,562)	(13,016)
Cash and cash equivalents, beginning of period	84,526	58,169
Cash and cash equivalents, end of period	$71,964	$45,153

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$82	$7,496
Income taxes, net of refunds	$977	$1,595
Acquisition-related transaction costs used in operating activities	$62	$240
Divestiture-related transaction costs used in operating activities	$451	$—
Other strategic alternatives costs used in operating activities	$3,602	$—
Non-cash lease activities:
Right-of-use operating assets obtained in exchange for operating lease obligations	$422	$410
Right-of-use finance assets obtained in exchange for finance lease obligations	$—	$65
Non-cash investing activities:
Property, plant and equipment acquired through additional liabilities	$1,363	$1,634
Non-cash financing activities:
Non-cash preferred stock created from dividends declared	$877	$809
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Condensed Consolidated Statements of Shareholders’ Deficit
(In thousands) (Unaudited)

For the three months ended March 27, 2020:	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at December 31, 2019	$43,950	$3	$155,023	$(261,192)	$(28,643)	$(90,859)
Dividends declared	877	—	(879)	—	—	(2)
Share-based compensation	—	—	527	—	—	527
Tax withholding related to vesting of restricted stock units	—	—	(42)	—	—	(42)
Net loss	—	—	—	(14,600)	—	(14,600)
Employee retirement plan adjustments, net of tax	—	—	—	—	85	85
Foreign currency translation adjustments	—	—	—	—	(2,164)	(2,164)
Net changes in unrealized losses on cash flow hedges, net of tax	—	—	—	—	(109)	(109)
Balance at March 27, 2020	$44,827	$3	$154,629	$(275,792)	$(30,831)	$(107,164)

For the three months ended March 29, 2019:	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at December 31, 2018	$40,612	$3	$155,533	$(180,360)	$(23,571)	$(7,783)
Cumulative impact of accounting changes	—	—	—	776	—	776
Dividends declared	809	—	(812)	—	—	(3)
Share-based compensation	—	—	876	—	—	876
Tax withholding related to vesting of restricted stock units	—	—	(394)	—	—	(394)
Net loss	—	—	—	(7,056)	—	(7,056)
Employee retirement plan adjustments, net of tax	—	—	—	—	15	15
Foreign currency translation adjustments	—	—	—	—	(1,566)	(1,566)
Net changes in unrealized gains on cash flow hedges, net of tax	—	—	—	—	(637)	(637)
Balance at March 29, 2019	$41,421	$3	$155,203	$(186,640)	$(25,759)	$(15,772)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

1.	Description of Business and Basis of Presentation
Description of Business
Jason Industries, Inc. (“Jason Industries”), and its subsidiaries (collectively, the “Company”), is a global industrial manufacturing company with significant market share positions in each of its two segments: industrial and engineered components. The Company provides critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through its global network of 22 manufacturing facilities and nine sales, administrative and/or warehouse facilities throughout the United States and 13 foreign countries.
The Company’s industrial segment focuses on the production of industrial brushes, polishing buffs and compounds, abrasives, and roller technology products that are used in a broad range of industrial and infrastructure applications. The engineered components segment designs, engineers, and manufactures seating products used in heavy industry (construction, agriculture, and material handling), turf care, and power sports applications.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. For additional information, including the Company’s significant accounting policies, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019 and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).
The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length, ending on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2020, the Company’s fiscal quarters are comprised of the three months ending March 27, June 26, September 25 and December 31. In 2019, the Company’s fiscal quarters were comprised of the three months ended March 29, June 28, September 27 and December 31.
During 2019, the Company determined that both the North American fiber solutions business and the Metalex business within the engineered components segment met the criteria to be classified as discontinued operations. As a result, the Company’s prior period results of operations and notes to the financial statements have been recast to be presented on a continuing operations basis, except where noted. On August 30, 2019 and on December 13, 2019, the Company completed the divestitures of its North American fiber solutions business and its Metalex business, respectively.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.
Impact of COVID-19
A novel strain of coronavirus (“COVID-19”) was first identified in late 2019, continued to spread throughout the world in early 2020 and was eventually declared a pandemic by the World Health Organization by the end of the first quarter of 2020. The COVID-19 pandemic has resulted in national, state and local government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. The Company has significant operations worldwide, including in the United States, Mexico and Germany, and each of these countries has been affected by the outbreak and taken measures to try to contain it, resulting in disruptions and closures at some of our manufacturing facilities and support operations. These measures have impacted and may further impact our workforce and operations, the operations of our customers and distributors, and those of our vendors and suppliers. There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The Company continues to monitor and respond to the COVID-19 pandemic closely and the top priority remains the health, safety and well-being of our employees, their families and the communities in which we operate. As a result of the significant decline in demand for the Company’s products as well as disruptions resulting from restrictions imposed by local governments to contain the virus, we have experienced periodic and in some cases extended closures of our manufacturing facilities primarily during the second quarter. Within the industrial and engineered components segments, some of the markets and customers the Company serves are considered essential businesses and therefore some of our plants remained open in those jurisdictions with such essential designations. As of the date of this filing, the Company’s manufacturing operations have generally resumed production at levels supporting current market demand as local restrictions have been lifted. As the Company navigates through operating during the COVID-19 pandemic, it has modified business practices where practicable to ensure the safety of our employees such as but not limited to, developing social distancing plans for employees, expanding the number of work from home employees for roles that can work remotely and restricting employee travel.
The Company’s financial results began to be impacted by COVID-19 late in the first quarter of 2020, and COVID-19 has created significant uncertainty in the future economic outlook of the Company's businesses. While the Company's expectations for operating results in 2020 have been lowered to reflect the new economic environment, the Company's businesses are taking cost countermeasures, such as reductions in executive and salaried compensation, travel restrictions and employee furloughs, to manage operating expenses and preserve liquidity. The Company also began deferring certain lease payments for real property leases in the second quarter.
In the first quarter of 2020, changes in facts and circumstances and general market declines from COVID-19, as discussed above, have reduced the Company's expectations of near term future operating results. The Company considered these circumstances and the potential long-term impact on revenues and cash flows associated with reporting units and asset groups and determined that more likely than not an indicator of goodwill, intangible assets-net or other long-lived assets impairment did not exist. While management concluded that a triggering event did not occur during the three months ended March 27, 2020, an extended COVID-19 pandemic would further impact the expectations of future operating results and assumptions that are significant enough that an interim impairment of goodwill, intangible assets-net or other long-lived assets could be required in future periods.
Recently issued accounting standards
Accounting standards adopted in the current fiscal year
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate, which is expected to be discontinued if certain criteria are met. The Company adopted ASU 2020-04 effective March 12, 2020. The adoption of this guidance did not have any impact on the Company's condensed consolidated financial statements or the related disclosures within the accompanying notes.
Accounting standards to be adopted in future fiscal periods
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans, and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. The standard is effective for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently assessing the impact that ASU 2016-13 will have on the condensed consolidated financial statements and related disclosures, as well as the planned timing of adoption.
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
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and improves application of and simplifies other areas of Topic 740 by clarifying and amending existing guidance. The amendment is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact that these amendments will have on the condensed consolidated financial statements and related disclosures, as well as the planned timing of adoption.

2.	Going Concern
The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company faces significant challenges and uncertainties related to the COVID-19 pandemic. As a result, the Company’s available capital resources are expected to be consumed more rapidly than previously forecasted due to (a) significantly increased economic and demand uncertainty that has resulted in decreases in actual and expected future sales of the Company’s products; (b) significant disruptions to the Company’s ability to operate its manufacturing facilities due to restrictions placed on business operations, which has resulted in decreases in actual and future expected sales of the Company’s products; (c) the effect of the COVID-19 pandemic on the Company's ability to obtain parts and materials from the Company's suppliers, which has resulted in decreases in actual and expected future sales of the Company’s products; (d) the costs of continuing to staff critical production and fulfillment functions despite the significant declines in sales; (e) restructuring actions which are increasing operating expenses; (f) costs related to the strategic alternatives process, including executive and salaried retention agreements; and (g) other items affecting the Company’s forecasted level of expenditures and use of cash resources. These factors will adversely impact the Company’s ability to make a mandatory prepayment in August 2020 on its First Lien Term Loans (as defined in Note 10, “Debt and Hedging Instruments”) of the net proceeds from the 2019 sale of the Fiber Solutions business, of which $48.4 million was remaining after permitted reinvestments as of March 27, 2020. At March 27, 2020 the Company had $76.1 million of total liquidity, including $72.0 million of available cash (including $48.4 million of net proceeds from the 2019 sale of the Fiber Solutions business and $12.5 million held at our non-U.S. operations), and $4.1 million available under revolving loan facilities outside the U.S. See Note 10, “Debt and Hedging Instruments” for further discussion of mandatory prepayments of debt.
On March 31, 2020, Jason Incorporated (the “Borrower”), a subsidiary of the Company, elected to defer making the interest payment of approximately $2.3 million due on March 31, 2020 to lenders under the Second Lien Credit Agreement (as defined in Note 10, “Debt and Hedging Instruments”). This resulted in an event of default under the Second Lien Credit Agreement, with a cross-default under the First Lien Credit Agreement (as defined in Note 10, “Debt and Hedging Instruments”). Under the Intercreditor Agreement, the lenders under the Second Lien Credit Agreement are not able to exercise their rights and remedies in connection with such default for 180 days. As of March 27, 2020, $89.9 million of principal amount of loans was outstanding under the Second Lien Credit Agreement. On March 31, 2020, the Company made its quarterly interest and amortization payments to the lenders under the First Lien Credit Agreement and following these payments $283.7 million of principal amount of loans was outstanding under the First Lien Credit Agreement as of such date. As a result of the event of default, the Company is not able to draw on its Revolving Credit Facility (as defined in Note 10, “Debt and Hedging Instruments”).
Also on March 31, 2020, the Borrower and certain of the Company’s other subsidiaries entered into a forbearance agreement with certain lenders under the Borrower’s First Lien Credit Agreement, which was subsequently amended and restated on April 30, 2020, May 14, 2020, June 2, 2020, and June 3, 2020 (as amended and restated, the “Amended and Restated Forbearance Agreement”). Pursuant to the Amended and Restated Forbearance Agreement, the Forbearing Lenders agreed to forbear from exercising their rights and remedies during the Amended and Restated Forbearance Period (as described below) as a result of the failure by the Borrower to make the interest payment due on March 31, 2020 to lenders under the Second Lien Credit Agreement. The Amended and Restated Forbearance Period terminated on June 5, 2020.
On June 5, 2020 the Company entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain creditors representing more than 75% of its outstanding indebtedness under its First Lien Credit Agreement. The Restructuring Support Agreement contemplates agreed-upon terms for a pre-packaged financial restructuring plan to be filed in cases commenced under chapter 11 of title 11 of the United States Code. See Note 18, “Subsequent Events” for further discussion of the terms of the Restructuring Support Agreement.
The impact of the COVID-19 pandemic on the Company’s forecasted liquidity and the factors resulting from the event of default, cross-default and terms of the Restructuring Support Agreement raise substantial doubt about the Company’s ability

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Discontinued Operations
North American Fiber Solutions Sale
On August 30, 2019, the Company completed the sale of its North American fiber solutions business to ACR II Motus Integrated Technologies Cooperatief U.A., Motus Pivot MX Holding B.V, Motus Pivot Holding B.V. and Motus Pivot Inc. (collectively, the “Motus Group”), pursuant to an agreement dated as of August 11, 2019, by and between two subsidiaries of the Company and the Motus Group (the “Fiber Sale Agreement”), for a purchase price of $85.0 million, subject to certain adjustments as set forth in the Fiber Sale Agreement. The purchase price was reduced by $5.0 million due to the outcome of certain commercial activities for which the measurement period ended on October 31, 2019. The purchase price was also subject to a net working capital adjustment as defined by the Fiber Sale Agreement, which was settled between the Motus Group and the Company subsequent to period end on June 2, 2020, primarily resulting in a $1.0 million reduction in the purchase price.
Metalex Sale
On December 13, 2019, the Company completed the sale of its Metalex business to Morton Global, LLC and MHIG LLC (collectively, “Morton Global”), pursuant to an agreement dated as of December 13, 2019, by and between two subsidiaries of the Company and Morton Global (the “Metalex Sale Agreement”), for a purchase price of $5.0 million, subject to certain adjustments as set forth in the Metalex Sale Agreement. The final purchase price is subject to a net working capital adjustment as defined by the Metalex Sale Agreement, which is currently in dispute between the Company and Morton Global. Morton Global has proposed a working capital adjustment that results in a further purchase price reduction of $0.6 million. The Company believes this claim lacks merit and a loss for the amount subject to dispute is not probable as of March 27, 2020. Pursuant to the Metalex Sale Agreement, Morton Global is also required to cause the Company to be released from certain real property leases for which the Company is a guarantor within 90 days following the sale closing, which has not yet occurred.
The divestitures reduced the Company’s automotive and rail market exposures and simplified its portfolio of businesses. In addition, the simplified portfolio will allow the Company to invest in and focus on margin expansion and growth in the industrial and engineered components segments.
The Company determined that both the North American fiber solutions and Metalex businesses met the criteria to be classified as discontinued operations. As a result, the historical results of the North American fiber solutions and Metalex businesses are reflected in the Company’s condensed consolidated financial statements as discontinued operations.
The following table summarizes the results of the North American fiber solutions business and the Metalex business and other costs associated with the divestitures reclassified as discontinued operations for the three months ended March 29, 2019.

For the Three Months Ended March 29, 2019:
	North American Fiber Solutions	Metalex
Net sales	$35,653	$13,410
Cost of goods sold	30,848	13,231
Gross profit	4,805	179
Selling and administrative expenses	3,931	2,123
Restructuring	207	—
(Loss) income from operations	667	(1,944)
Interest expense	(12)	(13)
Gain (loss) on divestiture	—	—
Other income (loss) - net	(113)	(27)
Income (loss) before income taxes	542	(1,984)
Tax (benefit) provision	(135)	496
Net income (loss) from discontinued operations, net of tax	$677	$(2,480)

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

For the three months ended March 27, 2020, net loss from discontinued operations was $0.9 million, which was comprised of a net loss on divestiture of $1.0 million related to the finalization of the working capital adjustment related to the sale of the North American fiber solutions business.
The following table summarizes significant cash flow disclosures for the North American fiber solutions business and the Metalex business for the three months ended March 29, 2019.

Three Months Ended
March 29, 2019
Depreciation	$2,982
Amortization of intangible assets	$1,199
Share-based compensation	$153
Payments for property, plant and equipment	$1,010

4.	Acquisitions
Matchless Metal Polishing
On February 27, 2020, the Company acquired selected assets of Matchless Metal Polishing (“Matchless”), a North American manufacturer of high-quality polishing buffs, compounds, and chemicals for a preliminary cash purchase price of $5.0 million. The purchase price includes $1.0 million that is contingent upon certain performance conditions. Through the acquisition of Matchless, the Company expanded its product line offerings within North America. The business has been integrated into the Company’s industrial segment. The acquisition included the purchase of product lines, customers and selected assets and did not include manufacturing operations, with Matchless production transitioning to existing industrial facilities.
The aggregate acquisition-date fair value of the consideration transferred totaled $4.9 million, which consisted of the following:

Fair Value of Consideration Transferred	Fair Value
Cash	$3,965
Contingent consideration	893
Total	$4,858
The contingent consideration arrangement requires the Company to make periodic payments to the former owners of the business upon achievement of certain sales levels through March 31, 2024, up to a maximum amount of $1.0 million (undiscounted). The Company determined the acquisition-date fair value of the contingent consideration liability to be $0.9 million by discounting the $1.0 million using a risk adjusted rate over 3.4 years, which is based on the anticipated timeframe for the Company to achieve the necessary sales levels for the maximum earn-out payments. The Company has determined that the inputs used to value the contingent consideration liability falls within Level 3 of the fair value hierarchy as the valuation includes estimates of future sales that are considered unobservable.
The acquisition was accounted for as a business combination. The operating results and cash flows of Matchless are included in the Company's condensed consolidated financial statements from February 27, 2020, the date of the acquisition.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The Company has recorded a preliminary allocation of the purchase price for the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the February 27, 2020 acquisition date. The preliminary purchase price allocation was as follows:

Preliminary Purchase Price Allocation
Inventories-net	$500
Property, plant, and equipment-net	429
Goodwill	1,435
Other intangible assets-net	2,530
Other current liabilities	(36)
Total purchase price	$4,858
The preliminary purchase price resulted in goodwill of $1.4 million in the industrial segment, all of which is deductible for tax purposes. Included within the $1.4 million of goodwill is $0.9 million of goodwill generated from contingent consideration which becomes deductible for tax purposes as the consideration is paid. Goodwill generated from Matchless is primarily attributable to expansion of polishing product line offerings within North America and leveraging current plant capacity to produce Matchless products. The preliminary allocation of the purchase price is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets are based on preliminary valuations and are subject to adjustments to reflect the final valuations.
The preliminary values allocated to other intangible assets - net and the weighted average useful lives was as follows:

	Gross Carrying Amount	Weighted Average Useful Life (years)
Customer relationships	$2,200	9.8
Trademarks	200	1.8
Non-compete agreements	130	4.8
	$2,530
The Company recognized $0.1 million of acquisition-related transaction costs that were expensed in the three months ended March 27, 2020. These costs are included in the condensed consolidated statements of operations as “Selling and administrative expenses.”
During the three months ended March 27, 2020, $0.6 million of net sales from Matchless were included in the Company's condensed consolidated statements of operations. Pro forma historical results of operations related to the acquisition of Matchless have not been presented as they are not material to the Company's condensed consolidated statements of operations.
Schaffner Manufacturing Company, Inc.
On April 1, 2019, the Company acquired all of the outstanding shares of Schaffner Manufacturing Company, Inc. (“Schaffner”). Schaffner is a North American manufacturer of high-quality polishing and finishing products. These products are manufactured and distributed by the industrial segment. Through the acquisition of Schaffner, the Company expanded its polishing product line offerings within North America. Upon finalization of working capital adjustments and other settlement items, the purchase price was $11.0 million, net of $0.2 million of cash acquired, all of which has been paid as of March 27, 2020. The related purchase agreement includes customary representations, warranties and covenants between the named parties.
The acquisition was accounted for as a business combination. The operating results and cash flows of Schaffner are included in the Company’s condensed consolidated financial statements from April 1, 2019, the date of the acquisition.
The Company recognized $0.2 million of acquisition-related transaction costs that were expensed in the three months ended March 29, 2019. These costs are included in the condensed consolidated statements of operations as “Selling and administrative expenses.”
Pro forma historical results of operations related to the acquisition of Schaffner have not been presented as they are not material to the Company’s condensed consolidated statements of operations.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

5.	Net Sales
The industrial segment operates principally as a provider of industrial brushes, polishing buffs and compounds, abrasives and roller technology products that are used in a broad range of industrial and infrastructure applications. The Company typically sells products within this business under purchase orders through both direct to customer and distribution sales channels. The Company generally transfers control and recognizes net sales when the product is shipped to the customer. Within the industrial segment, there are certain custom products for customers for which the Company recognizes net sales over time. For these sales, the Company has an enforceable right to payment with a reasonable margin under the terms of the agreement. Revenue from products transferred to customers over time accounted for approximately 1% of industrial net sales for both the three months ended March 27, 2020 and March 29, 2019.
The engineered components segment operates principally as a supplier to Original Equipment Manufacturers (“OEM”) within the lawn and turf care, agriculture, construction and power sports markets. The Company sells products within this business under both purchase orders and contracts for custom products primarily through the direct to customer sales channel. The Company transfers control and recognizes net sales at a point in time upon shipment to the customer under these contracts.
The Company disaggregates net sales by geography based on the country of origin of the final sale with the external customer. In certain cases the products may be manufactured in other countries at facilities within the Company’s global network. The following table summarizes net sales disaggregated by geography and reportable segment:

	Three Months Ended March 27, 2020			Three Months Ended March 29, 2019
	Industrial	Engineered Components	Total	Industrial	Engineered Components	Total
United States	$19,457	$35,605	$55,062	$16,959	$43,122	$60,081
Germany	18,318	—	18,318	19,998	—	19,998
Rest of Europe	7,695	—	7,695	9,709	—	9,709
Mexico	2,007	—	2,007	2,212	—	2,212
Other	912	38	950	859	57	916
Total	$48,389	$35,643	$84,032	$49,737	$43,179	$92,916
The Company disaggregates net sales by sales channel as either direct or distribution net sales. Direct net sales are defined as net sales ordered by and sold directly to the end customer without the involvement of a third party. For the Company's OEM customers, direct sales include certain spare parts and accessories which are intended for resale to end consumers. Distribution net sales are defined as net sales ordered by and sold to a third party that intends to resell the products to the end consumer. The following table summarizes net sales disaggregated by sales channel and reportable segment:

	Three Months Ended March 27, 2020			Three Months Ended March 29, 2019
	Industrial	Engineered Components	Total	Industrial	Engineered Components	Total
Direct	$26,842	$34,500	$61,342	$25,704	$41,743	$67,447
Distribution	21,547	1,143	22,690	24,033	1,435	25,468
Total	$48,389	$35,643	$84,032	$49,737	$43,179	$92,916

6.	Restructuring Costs
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

In 2019 and 2020, restructuring costs primarily include activities which align with our strategic initiatives of continued footprint rationalization and margin expansion. Such activities are typically identified by management as part of the annual strategic planning process, with priority assigned to those that maximize the financial return for the Company. In the first quarter of 2019, additional restructuring activities resulting in one-time employee termination benefits were identified upon a review of the Company’s organizational structure resulting in certain strategic leadership changes as well as in response to end market decline in the industrial segment. Additionally, with the acquisition of Schaffner on April 1, 2019, further footprint rationalization activities were identified which were executed upon throughout the remainder of 2019 and the first quarter of 2020. The Company anticipates continuing to identify future actions including entering into severance and termination agreements with employees and footprint rationalization activities, including exit and relocation costs for the consolidation and closure of plant facilities. As these are not part of the 2016 program, such costs are presented separately below in “Other Restructuring Actions.”
Restructuring costs are presented separately on the condensed consolidated statements of operations.
2016 Program
The following table presents the restructuring costs recognized by the Company under the 2016 program by reportable segment. The other costs incurred under the 2016 program for the three months ended March 29, 2019 primarily include charges related to the closure of a U.K. plant within the engineered components segment. The Company did not incur any costs under the 2016 program during the three months ended March 27, 2020. The 2016 program is considered complete and no additional costs are expected to be incurred as part of the program.

2016 Program	Industrial	Engineered Components	Corporate	Total
Restructuring charges - three months ended March 29, 2019:
Severance costs	$(35)	$11	$173	$149
Other costs	—	1,015	—	1,015
Total	$(35)	$1,026	$173	$1,164

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Other Restructuring Actions
The following table presents the restructuring costs recognized by the Company for other restructuring actions by reportable segment. Based on the actions identified to date, the Company expects to incur incremental costs for other restructuring activities of approximately $3.2 million during the remainder of 2020. During the three months ended March 27, 2020, other costs included costs to consolidate a Schaffner facility in the industrial segment and costs to vacate a distribution facility in the engineered components segment.

Other Restructuring Actions	Industrial	Engineered Components	Corporate	Total
Restructuring charges - three months ended March 27, 2020:
Severance costs	$446	$—	$—	$446
Other costs	20	288	—	308
Total	$466	$288	$—	$754

Restructuring charges - three months ended March 29, 2019:
Severance costs	$199	$—	$—	$199
Other costs	3	—	—	3
Total	$202	$—	$—	$202
The following table represents the restructuring liabilities:

	Severance costs	Other costs	Total
Balance - December 31, 2019	$717	$44	$761
Current period restructuring charges	446	308	754
Cash payments	(563)	(296)	(859)
Foreign currency translation adjustments	(10)	—	(10)
Balance - March 27, 2020	$590	$56	$646
At March 27, 2020, the restructuring liabilities for severance costs were classified as accrued compensation and employee benefits and the other costs were classified as other current liabilities on the condensed consolidated balance sheet.

7.	Inventories
Inventories consisted of the following:

	March 27, 2020	December 31, 2019
Raw material	$25,755	$23,533
Work-in-process	1,695	1,864
Finished goods	23,869	24,546
Total inventories	$51,319	$49,943

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

8.	Leases
The Company’s components of lease expense was as follows:

	Three Months Ended
	March 27, 2020	March 29, 2019
Finance lease expense:
Depreciation of right-of-use assets	$44	$40
Interest on lease liabilities	11	11
Operating lease expense	1,413	1,473
Other lease expense (income)	33	(47)
Total	$1,501	$1,477
Based on the nature of the right-of-use asset, depreciation of finance right-of-use assets, operating lease expense and other lease expense (income) are recorded within either cost of goods sold or selling and administrative expenses while interest on finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations. Other lease expense (income) includes lease expense for leases with an estimated total term of 12 months or less and variable lease expense (income) related to variations in lease payments as a result of a change in factors or circumstances occurring after the lease possession date.
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 27, 2020 and March 29, 2019 was as follows:

For the three months ended March 27, 2020:	Continuing Operations	Discontinued Operations	Total
Operating cash flows from finance leases	$11	$—	$11
Operating cash flows from operating leases	$1,549	$—	$1,549
Financing cash flows from finance leases	$90	$—	$90

For the three months ended March 29, 2019:	Continuing Operations	Discontinued Operations	Total
Operating cash flows from finance leases	$11	$—	$11
Operating cash flows from operating leases	$1,561	$1,201	$2,762
Financing cash flows from finance leases	$89	$—	$89

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

9.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, all of which is within the Company’s industrial segment, was as follows:

Balance as of December 31, 2019	$45,684
Foreign currency impact	(310)
Acquisitions (1)	1,435
Balance as of March 27, 2020	$46,809
(1)See Note 4, “Acquisitions” for further discussion on the acquisition completed in the first quarter of 2020.
The Company’s other intangible assets - net consisted of the following:

	March 27, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,070	$(1,453)	$617	$2,075	$(1,368)	$707
Customer relationships	64,460	(21,245)	43,215	62,490	(20,205)	42,285
Trademarks and other intangibles	33,015	(11,953)	21,062	32,833	(11,235)	21,598
Total other intangible assets - net	$99,545	$(34,651)	$64,894	$97,398	$(32,808)	$64,590
Amortization of intangible assets was $2.0 million and $1.7 million for the three months ended March 27, 2020 and March 29, 2019, respectively. Including the impact of amortization resulting from the Matchless acquisition on February 27, 2020 and excluding the impact of any future acquisitions, the Company anticipates the annual amortization for the current full fiscal year and each of the four subsequent fiscal years ended December 31st and thereafter to be the following:

2020	$8,064
2021	7,883
2022	7,600
2023	7,591
2024	7,029
Thereafter	28,950
$67,117

10.	Debt and Hedging Instruments
The Company’s debt consisted of the following:

	March 27, 2020	December 31, 2019
First Lien Term Loans	$284,440	$284,440
Second Lien Term Loans	89,887	89,887
Foreign debt	16,210	13,929
Finance lease obligations and other debt	650	755
Total gross debt	391,187	389,011
Debt discount on Term Loans	(1,512)	(1,739)
Deferred financing costs on Term Loans	(2,153)	(2,522)
Total debt	387,522	384,750
Less: current portion	(373,259)	(5,800)
Total long-term debt	$14,263	$378,950

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Senior Secured Credit Facilities
As of March 27, 2020, the Company’s U.S. credit facility (the “Senior Secured Credit Facilities”) included (i) term loans in an aggregate principal amount of $310.0 million (the “First Lien Term Loans” or “First Lien Credit Agreement”) maturing June 30, 2021, of which $284.4 million was outstanding as of such date, (ii) term loans in an aggregate principal amount of $110.0 million (the “Second Lien Term Loans” or “Second Lien Credit Agreement”) maturing June 30, 2022, of which $89.9 million was outstanding as of such date, and (iii) a revolving loan of up to $25.5 million (“Revolving Credit Facility”) maturing December 31, 2020.
The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to $0.8 million, with the balance payable at maturity. At the Company’s election, the interest rate per annum applicable to the loans under the Senior Secured Credit Facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.50% or (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to (x) 3.50% in the case of the First Lien Term Loans, (y) 2.25% in the case of the Revolving Credit Facility or (z) 7.00% in the case of the Second Lien Term Loans or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, plus an applicable margin equal to (x) 4.50% in the case of the First Lien Term Loans, (y) 3.25% in the case of the Revolving Credit Facility or (z) 8.00% in the case of the Second Lien Term Loans. Borrowings are subject to a floor of 1.00% in the case of Eurocurrency loans. The applicable margin for loans under the Revolving Credit Facility may be subject to adjustment based upon Jason Incorporated’s (an indirect wholly-owned subsidiary of the Company) consolidated first lien net leverage ratio. At March 27, 2020, the interest rates on the outstanding balances of the First Lien Term Loans and Second Lien Term Loans were 6.4% and 9.9%, respectively.
Under the Revolving Credit Facility, if the aggregate outstanding amount of all Revolving Loans, swingline loans and certain letter of credit obligations (letters of credit in excess of $5.0 million) exceeds $10.0 million at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries (as defined in the Senior Secured Credit Facilities) will be required to not exceed a consolidated first lien net leverage ratio, currently specified at 4.25 to 1.00 as of December 31, 2019 (which will decrease to 4.00 to 1.00 on June 26, 2020 and thereafter). If such outstanding amounts do not exceed $10.0 million at the end of any fiscal quarter, no financial covenants are applicable. The consolidated first lien net leverage ratio at March 27, 2020 was 9.84 to 1.00; therefore, borrowings under the Revolving Credit Facility are limited to a total of $10.0 million, which includes letters of credit in excess of $5.0 million. At March 27, 2020, the Company had letters of credit outstanding of $3.7 million and had no outstanding borrowings under the Revolving Credit Facility. As a result of the events of default further described below, the Company is not able to draw on its Revolving Credit Facility.
Under the Senior Secured Credit Facilities, the Company is subject to mandatory excess cash flow prepayments if certain requirements are met. At March 27, 2020 and December 31, 2019, there was no required mandatory excess cash flow prepayment required under the Senior Secured Credit Facilities. Additionally, the Company is required to make mandatory prepayments resulting from non-ordinary course sales or other dispositions of assets, subject to certain exceptions and subject to customary reinvestment provisions. In connection with the August 30, 2019 sale of the North American fiber solutions business, the Company received net cash proceeds, as defined by the Senior Secured Credit Facilities, of $60.9 million, of which $48.4 million was remaining after permitted reinvestments as of March 27, 2020. Permitted reinvestments include capital expenditures, repairs and maintenance and permitted acquisitions, if such reinvestments occur within twelve months following receipt of such net cash proceeds or within 180 days of a contractual commitment if such a commitment is made during the twelve month period. To the extent there are net cash proceeds that are not reinvested during the aforementioned period, a mandatory prepayment of debt is required.
The Senior Secured Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of Jason Incorporated and its Restricted Subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business, in each case, subject to certain limited exceptions. To comply with these covenants, Jason Incorporated and its Restricted Subsidiaries are limited in the amount of cash that can be distributed to Jason Industries, Inc. in the form of dividends, loans or other distributions. These restrictions are triggered if Jason Incorporated and its Restricted Subsidiaries do not achieve a consolidated net leverage ratio that is equal to or less than 5.25 to 1.00 on a trailing twelve-month basis calculated in accordance with the provisions of the Credit Agreements. As of March 27, 2020, the consolidated net leverage ratio for Jason Incorporated and its Restricted Subsidiaries exceeded 5.25 to 1.00; therefore, it is not currently able to distribute cash to Jason Industries, Inc.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Event of Default and Forbearance Agreement
On March 31, 2020, the Borrower, a subsidiary of the Company, elected to defer making the interest payment of approximately $2.3 million due on March 31, 2020 to lenders under the Second Lien Credit Agreement. This resulted in an event of default under the Second Lien Credit Agreement, with a cross-default under the First Lien Credit Agreement. Under the Intercreditor Agreement, the lenders under the Second Lien Credit Agreement are not able to exercise their rights and remedies in connection with such default for 180 days. As of March 27, 2020, $89.9 million of principal amount of loans was outstanding under the Second Lien Credit Agreement. On March 31, 2020, the Company made its quarterly interest and amortization payments to the lenders under the First Lien Credit Agreement and following these payments $283.7 million of principal amount of loans was outstanding under the First Lien Credit Agreement as of such date.
As discussed above, pursuant to the Amended and Restated Forbearance Agreement, the Forbearing Lenders agreed to forbear from exercising their rights and remedies during the Amended and Restated Forbearance Period (as described below) as a result of the failure by the Borrower to make the interest payment due on March 31, 2020 to lenders under the Second Lien Credit Agreement. The Amended and Restated Forbearance Period terminated on June 5, 2020.
On June 5, 2020 the Company entered into a Restructuring Support Agreement with certain creditors representing more than 75% of its outstanding indebtedness under its First Lien Credit Agreement. The Restructuring Support Agreement contemplates agreed-upon terms for a pre-packaged financial restructuring plan to be filed in cases commenced under chapter 11 of title 11 of the United States Code. See Note 18, “Subsequent Events” for further discussion of the terms of the Restructuring Support Agreement.
Foreign Debt
The Company has the following foreign debt obligations, including various overdraft facilities and term loans:

	March 27, 2020	December 31, 2019
Germany	$15,514	$13,413
India	696	516
Total foreign debt	$16,210	$13,929
These various foreign loans are comprised of individual outstanding obligations ranging from approximately $0.1 million to $7.6 million and $0.2 million to $7.7 million as of March 27, 2020 and December 31, 2019, respectively. Certain of the Company’s foreign borrowings contain financial covenants requiring maintenance of a minimum equity ratio and/or maximum leverage ratio, among others. The Company was in compliance with these covenants as of March 27, 2020.
The foreign debt obligations in Germany relate to term loans of $12.3 million at March 27, 2020 and $12.5 million at December 31, 2019. In addition, the Company has revolving lines of credit in Germany with an aggregate capacity of $7.2 million, of which $3.8 million at March 27, 2020 and $1.5 million at December 31, 2019 was utilized for borrowings and letters of credit. The German borrowings bear interest at fixed and variable rates ranging from 1.8% to 4.7% and are subject to repayment in varying amounts through 2025.
Interest Rate Hedge Contracts
The Company is exposed to certain financial risks relating to fluctuations in interest rates. To manage exposure to such fluctuations, the Company entered into forward starting interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at both March 27, 2020 and December 31, 2019. The Swaps have been designated by the Company as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps have an expiration date of June 30, 2020. For the three months ended March 27, 2020 and March 29, 2019, the Company recognized $0.1 million of interest expense and $0.4 million of interest income, respectively, related to the Swaps. The Company expects to recognize another $0.3 million of interest expense related to the Swaps through the June 30, 2020 maturity date.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The fair values of the Company’s Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair value of the Swaps was a net liability of $0.4 million and $0.3 million at March 27, 2020 and December 31, 2019, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	March 27, 2020	December 31, 2019
Interest rate swaps:
Recorded in other current liabilities	$403	$260
Total net liability derivatives designated as hedging instruments	$403	$260

11.	Share-Based Compensation
In 2014, the Company’s Board of Directors approved 3,473,435 shares of common stock to be reserved and authorized for issuance under the 2014 Omnibus Incentive Plan (the “2014 Plan”) to certain executive officers, senior management employees, and members of the Board of Directors. On February 27, 2018, the Company’s Board of Directors unanimously approved an amendment to the 2014 Plan to increase the number of authorized shares of common stock by 4,000,000 shares. At March 27, 2020, there were 1,260,919 shares of common stock that remained authorized and available for future grants.
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
The Company recognized the following share-based compensation expense:

	Three Months Ended
	March 27, 2020	March 29, 2019
Restricted stock units	$474	$626
Adjusted EBITDA vesting awards	53	97
Share-based compensation from continuing operations	527	723
Share-based compensation from discontinued operations	—	153
Total share-based compensation expense	$527	$876

Total income tax benefit recognized from continuing and discontinued operations	$87	$214
As of March 27, 2020, total unrecognized compensation cost related to share-based compensation awards was approximately $2.1 million, which the Company expects to recognize over a weighted average period of approximately 1.3 years.
In connection with the vesting of RSUs previously granted by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements was withheld from the total shares issued or released to the award holder (under the terms of the 2014 Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the three months ended March 27, 2020 and March 29, 2019, there were 251,189 and 246,965 shares, respectively, withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying condensed consolidated statements of shareholders’ (deficit) equity.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

The following table sets forth the restricted and performance share unit activity:

			Performance Share Units
	Restricted Stock Units		Adjusted EBITDA Vesting Awards
	Units (thousands)	Weighted-Average Grant-Date Fair Value	Units (thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2019	2,412	$2.34	1,473	$1.44
Granted	—	$—	—	$—
Issued	(601)	$2.46	—	$—
Deferred	—	$—	—	$—
Forfeited	(9)	$2.98	—	$—
Outstanding at March 27, 2020	1,802	$2.30	1,473	$1.44
Restricted Stock Units
As of March 27, 2020, there was $2.1 million of unrecognized share-based compensation expense related to 1,438,468 RSU awards, with a weighted-average grant date fair value of $1.86, that are expected to vest over a weighted-average period of 1.3 years. Included within the 1,802,376 RSU awards outstanding as of March 27, 2020 are 363,908 RSU awards for members of our Board of Directors which have vested and issuance of the shares has been deferred, with a weighted-average grant date fair value of $4.02.
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
In the third quarter of 2019, the Company lowered its estimated vesting of the performance share unit awards from 100% of target, or 601,000 shares, to an estimated vesting payout of 0%, or 0 shares. As of March 27, 2020, there was no unrecognized compensation expense related to the Adjusted EBITDA based vesting performance share unit awards expected to be recognized in subsequent periods.
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
In the first quarter of 2020, the Company lowered its estimated vesting of the performance share unit awards from 80%, or 697,744 shares to an estimated payout of 78%, or 680,301 shares. As of March 27, 2020, there was nominal unrecognized share-based compensation expense related to cumulative Adjusted EBITDA based vesting performance share unit awards, which is expected to be recognized over a weighted average period of 0.1 years.

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
The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation and the anti-dilutive shares are as follows:

	Three Months Ended
(share amounts in thousands)	March 27, 2020	March 29, 2019
Basic and diluted net loss per share
Net loss per share from continuing operations	$(0.50)	$(0.22)
Net loss per share from discontinued operations	(0.03)	(0.06)
Basic and diluted net loss per share	$(0.53)	$(0.28)

Numerator:
Net loss from continuing operations	$(13,690)	$(5,253)
Less: Accretion of dividends on preferred stock and redemption premium	879	812
Total net loss from continuing operations less accretion of dividends on preferred stock and redemption premium	(14,569)	(6,065)
Net income (loss) from discontinued operations, net of tax	(910)	(1,803)
Net loss allocable to common shareholders of Jason Industries	$(15,479)	$(7,868)

Denominator:
Basic and diluted weighted-average shares outstanding	28,896	27,962

Weighted average number of anti-dilutive shares excluded from denominator:
Warrants to purchase Jason Industries common stock (1)	—	13,994
Conversion of Series A 8% Perpetual Convertible Preferred (2)	3,611	3,339
Restricted stock units	2,364	2,761
Performance share units	1,473	944
Total	7,448	21,038
(1)Public warrants (“warrants”) consisted of warrants to purchase shares of Jason Industries common stock which were previously quoted on Nasdaq under the symbol “JASNW” until their expiration on June 30, 2019. Each outstanding warrant entitled the holder to purchase one share of the Company’s common stock at a price of $12.00 per share.
(2)Includes the impact of 877 additional Series A Preferred Stock shares from a stock dividend declared on February 4, 2020 to be paid in additional shares of Series A Preferred Stock on April 1, 2020. The Company included the preferred stock within the condensed consolidated balance sheets as of the declaration date. Conversion is presented at the voluntary conversion ratio of approximately 81.18 common shares for each preferred share.
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
At the end of each three month period, the Company estimates a base effective tax rate expected for the full year based on the most recent forecast of its pre-tax income (loss), permanent book and tax differences, and global tax planning strategies. The Company uses this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their related tax effects. The Company records the tax effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their tax effects in the period in which they occur. With the downturn in 2020 full year forecasted financial results due to the COVID-19 pandemic and with the passage of the associated Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) legislation, the Company evaluated various accounting considerations related to the preparation of the income tax provision for the three months ended March 27, 2020. As a result, included in the provision is a $0.3 million discrete benefit associated with the CARES Act and the related impact on valuation allowances associated with the computation of the interest expense deduction limitation.
The effective tax rate was 3.9% and (7.1)% for the three months ended March 27, 2020 and March 29, 2019, respectively. The effective income tax rate for both 2020 and 2019 reflects the amount of taxable income or loss at the U.S. Federal statutory rate, taxable earnings or losses derived in foreign jurisdictions with tax rates that differ from the U.S. Federal statutory rate, the impact of the global intangible low taxed income (“GILTI”) and interest deduction limitation provisions contained in the Tax Cuts and Jobs Act (the “Tax Reform Act”), and as modified by the CARES Act for 2020, valuation allowances and discrete items. The net discrete tax benefit was $0.1 million for the three months ended March 27, 2020 primarily associated with the retroactive computation of the interest expense deduction limitation for 2019. The net discrete tax expense was $0.1 million for the three months ended March 29, 2019.
The amount of gross unrecognized tax benefits was $2.3 million and $2.3 million as of March 27, 2020 and December 31, 2019, respectively, all of which would reduce the Company’s effective tax rate if recognized.
During the next twelve months, the Company believes it is reasonably possible the total amount of unrecognized tax benefits will change. The Company recognizes interest and penalties related to tax matters in its tax provision. The Company has an immaterial amount of accrued interest and penalties that were recorded as a component of the income tax provision as of March 27, 2020 and December 31, 2019.

14.	Shareholders’ Deficit
The changes in the components of accumulated other comprehensive loss, net of taxes, for three months ended March 27, 2020 and March 29, 2019 were as follows:

For the three months ended March 27, 2020:	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized losses on cash flow hedges	Total
Balance at December 31, 2019	$(2,232)	$(26,213)	$(198)	$(28,643)
Other comprehensive loss before reclassifications	—	(2,164)	(163)	(2,327)
Amounts reclassified from accumulated other comprehensive loss	85	—	54	139
Balance at March 27, 2020	$(2,147)	$(28,377)	$(307)	$(30,831)

For the three months ended March 29, 2019:	Employee retirement plan adjustments	Foreign currency translation adjustments	Net unrealized gains on cash flow hedges	Total
Balance at December 31, 2018	$(1,831)	$(23,151)	$1,411	$(23,571)
Other comprehensive loss before reclassifications	—	(1,566)	(304)	(1,870)
Amounts reclassified from accumulated other comprehensive loss	15	—	(333)	(318)
Balance at March 29, 2019	$(1,816)	$(24,717)	$774	$(25,759)

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Series A Preferred Stock Dividends
The Company paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the three months ended March 27, 2020:

Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2020	November 15, 2019	$20.00	$862	860
On February 4, 2020, the Company declared a $20.00 per share dividend on its Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on April 1, 2020 to holders of record on February 15, 2020. As of March 27, 2020, the Company has recorded the 877 additional Series A Preferred Stock shares declared for the dividend of $0.9 million within preferred stock in the condensed consolidated balance sheets.

15.	Business Segments, Geographic and Customer Information
The Company's business activities are organized into reportable segments based on how it makes operating decisions, assesses performance of the business and allocates resources. The Company has two reportable segments: industrial and engineered components.
Net sales information relating to the Company’s reportable segments was as follows:

	Three Months Ended
	March 27, 2020	March 29, 2019
Industrial	$48,389	$49,737
Engineered Components	35,643	43,179
Net Sales	$84,032	$92,916
The Company uses “Adjusted EBITDA” as the primary measure of profit or loss for the purposes of assessing the operating performance of its segments. The Company defines EBITDA as net income (loss) from continuing operations before interest expense, provision (benefit) for income taxes, depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including goodwill and long-lived asset impairment charges, gains or losses on disposal of property, plant and equipment, divestitures and extinguishment of debt, integration and other restructuring charges, transaction-related expenses, other professional fees, purchase accounting adjustments, lease expense associated with vacated facilities, non-cash share based compensation expense and costs related to the strategic alternatives process, including executive retention agreements.
Management believes that Adjusted EBITDA provides a clear picture of the Company’s operating results by eliminating expenses and income that are not reflective of the underlying business performance. Certain corporate-level administrative expenses such as payroll and benefits, incentive compensation, travel, marketing, accounting, auditing and legal fees and certain other expenses are kept within the corporate results and are not allocated to the business segments. Shared expenses across the Company that directly relate to the performance of the reportable segments are allocated to the segments. Adjusted EBITDA is used to facilitate a comparison of the Company’s operating performance on a consistent basis from period to period and to analyze the factors and trends affecting its segments. The Company’s internal plans, budgets and forecasts use Adjusted EBITDA as a key metric. In addition, this measure is used to evaluate its operating performance and segment operating performance and to determine the level of incentive compensation paid to its employees.
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

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Adjusted EBITDA information relating to the Company’s reportable segments is presented below followed by a reconciliation of total segment Adjusted EBITDA to consolidated loss before income taxes:

	Three Months Ended
	March 27, 2020	March 29, 2019
Segment Adjusted EBITDA
Industrial	$4,178	$6,841
Engineered Components	4,418	5,988
Total segment Adjusted EBITDA	$8,596	$12,829
Interest expense	(214)	(176)
Depreciation and amortization	(5,320)	(5,023)
Loss on disposal of property, plant and equipment-net	(21)	(8)
Restructuring	(754)	(1,193)
Transaction-related expenses	(464)	—
Integration and other restructuring costs	(1,208)	(7)
Total segment income before income taxes	615	6,422
Corporate general and administrative expenses	(2,873)	(2,070)
Corporate interest expense	(7,241)	(8,029)
Corporate depreciation	(170)	(157)
Corporate restructuring	—	(173)
Corporate transaction-related and strategic alternatives expenses	(4,053)	(239)
Corporate integration and other restructuring costs	2	65
Corporate share-based compensation	(527)	(723)
Loss from continuing operations before income taxes	$(14,247)	$(4,904)
Assets held by reportable segments were as follows:

	March 27, 2020	December 31, 2019
Industrial	$239,213	$235,726
Engineered Components	86,912	82,197
Total segments	326,125	317,923
Corporate and eliminations	61,410	69,178
Consolidated total assets	$387,535	$387,101

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

16.	Fair Value Measurements
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
The carrying amounts within the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The Company assessed the amounts recorded under revolving loans, if any, and long-term debt and determined that the fair value of total debt was approximately $180.7 million at March 27, 2020 and $297.3 million at December 31, 2019. The Company considers the inputs related to these estimations to be Level 2 fair value measurements as they are primarily based on quoted prices for the Company’s Senior Secured Credit Facility.
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
Environmental Matters
At March 27, 2020 and December 31, 2019, the Company held reserves of $1.0 million for environmental matters at one location. The ultimate cost of any remediation required will depend on the results of future investigation. Based upon available information, the Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its business. Based on the facts presently known, the Company does not expect environmental costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Other Contingencies
In connection with the sale of the Metalex business on December 13, 2019, the purchase price (subject to a net working capital adjustment as defined by the Metalex Sale Agreement), is currently in dispute between the Company and Morton Global. Morton Global has proposed a working capital adjustment that results in a purchase price reduction of $0.6 million. The Company believes this claim lacks merit and a loss for the amount subject to dispute is not probable as of March 27, 2020. See Note 3, “Discontinued Operations” for additional information relating to the transaction.

18.	Subsequent Events
Restructuring Support Agreement
On June 5, 2020 (the “Agreement Effective Date”), the Company and certain of its direct and indirect subsidiaries (collectively, the “Company Parties”) entered into a Restructuring Support Agreement with certain creditors (the “Consenting Creditors”) under its First Lien Credit Agreement. The Restructuring Support Agreement contemplates agreed-upon terms for a pre-packaged financial restructuring plan (the “Plan”).
The Consenting Creditors as of the Agreement Effective Date represent in excess of 75% of outstanding principal amount of term loans under the First Lien Credit Agreement.
Under the Restructuring Support Agreement, the Consenting Creditors have agreed, subject to certain terms and conditions, to support a financial restructuring (the “Restructuring”) of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the Plan to be filed in cases commenced under chapter 11 (the “Chapter 11 Cases”) of title 11 of the United States Code (the “Bankruptcy Code”).
The Plan will be implemented in accordance with the restructuring term sheet attached to and incorporated into the Restructuring Support Agreement (the “Term Sheet”) (such transactions described in, and in accordance with the Restructuring Support Agreement and the Term Sheet, the “Restructuring Transactions”) which, among other things, contemplates:
•the Consenting Creditors will consent to the Company’s use of cash collateral to fund the Chapter 11 Cases, provided that such use is in accordance with the cash collateral order;
•(i) if lenders holding 100% of the outstanding principal amount of term loans under the First Lien Credit Agreement are Consenting Creditors, the Company shall make a voluntary prepayment in an amount equal to $10 million; or (ii) if lenders holding less than 100% of the outstanding principal amount of term loans under the First Lien Credit Agreement are Consenting Creditors, the Company shall purchase term loans from such Consenting Creditors in an amount equal to $10 million;
•the Company shall pay a forbearance fee to the Consenting Creditors equal to 4.00% of the principal amount of term loans outstanding under the First Lien Credit Agreement held by Consenting Creditors, of which (i) 2.00% shall be paid in cash by the 10th business day following the Agreement Effective Date; provided that any forbearance fee previously paid in cash by the Company to a Consenting Creditor in connection with the forbearance agreements shall be credited against such 2.00% cash portion owed to such Consenting Creditor pursuant to the Restructuring Support Agreement; and (ii) 2.00% shall be paid on the earlier of (A) the date of termination of the Restructuring Support Agreement or (B) the effective date of the chapter 11 plan; provided that if such fee is paid on the effective date of the plan, such fee shall be paid as a portion of the recovery under the plan and for the avoidance of doubt, shall not be a cash fee;
•on the effective date of the chapter 11 plan, the reorganized Company will enter into an asset-based or similar new exit facility that (i) provides availability of at least $20 million for revolving borrowing after permitting for any amounts on account of outstanding letters of credit and (ii) has aggregate total commitments of not less than $30 million;
•the holders of claims under the First Lien Credit Agreement shall receive their pro rata share of and interest in: (i) a $75 million new first lien credit facility; (ii) a $50 million new junior convertible term loan; (iii) 90% of the new equity, subject to dilution on account of the new warrants, the management incentive plan and the new junior convertible term loan; and (iv) if applicable, the irrevocable right to offer the entirety of their pro rata distribution of both the new equity and new junior convertible term loan to one or more members designated by the Consenting Creditors.
•the holders of claims under the Second Lien Credit Agreement shall receive: (i) if such class of holders timely votes to accept the plan, their pro rata share of (x) 10% of the new equity, subject to dilution on account of the

Jason Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

new warrants, the management incentive plan, and the new junior convertible term loan, and (y) new warrants for 10% of the new equity, subject to dilution on account of the management incentive plan and the new junior convertible term loan; or (ii) if such class of holders rejects the plan, no distribution;
•all general unsecured claims will be paid in full or otherwise provided such treatment as to render such claims unimpaired; and
•all preferred and common equity interests in the Company shall be cancelled and released without any distribution.
In accordance with the Restructuring Support Agreement, the Consenting Creditors agreed, among other things, to: (i) use commercially reasonable efforts to support the Restructuring Transactions as contemplated by, and within the timeframes outlined in, the Restructuring Support Agreement and the definitive documents governing the Restructuring Transactions; (ii) not object to, delay or impede the acceptance, implementation, or consummation of the Restructuring Transactions in accordance with the Restructuring Support Agreement; (iii) vote and consent to accept the Plan; and (iv) except as permitted in the Restructuring Support Agreement, not transfer any ownership (including any beneficial ownership as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) held by each Consenting Creditor.
In accordance with the Restructuring Support Agreement, the Company Parties agreed, among other things, to: (i) support and take all steps necessary and desirable to consummate the Restructuring Transactions in accordance with the Restructuring Support Agreement; (ii) not take any action, that is inconsistent in any material respect, or that would reasonably be expected to prevent, interfere with, delay, frustrate or impede approval, implementation and consummation of the Restructuring Transactions; (iii) to the extent any legal or structural impediment arises that would prevent, hinder, or delay the consummation of the Restructuring Transactions contemplated in the Restructuring Support Agreement or the Plan, (a) support and take all steps reasonably necessary and desirable to address any such impediment and (b) negotiate in good faith appropriate additional or alternative provisions to address any such impediment, in consultation with the Consenting Creditors; (iv) obtain any and all required governmental, regulatory and/or third-party approvals for the Restructuring Transactions; (v) negotiate in good faith and execute and deliver the Definitive Documents (as defined in the Restructuring Support Agreement) and any other required agreements to effectuate and consummate the Restructuring Transactions as contemplated by this Agreement; (vi) operate their business in the ordinary course of business in a manner consistent with the Restructuring Support Agreement, provided, however, that the Company board may determine in good faith that operation of the business in the ordinary course is not advisable due to potential health or safety concerns related to the COVID-19 emergency; (vii) seek additional support for the Restructuring Transactions from their other material stakeholders to the extent reasonably prudent and (viii) actively oppose and object to the efforts of any person seeking to object to, delay, impede, or take any other action to interfere with the acceptance, implementation, or consummation of the Restructuring Transactions (including, if applicable, the timely filing of objections or written responses in the Chapter 11 Cases) to the extent such opposition or objection is reasonably necessary or desirable to facilitate implementation of the Restructuring Transactions.
The Restructuring Support Agreement may be terminated upon the occurrence of certain events set forth in the Definitive Documents, including the failure to meet specified milestones specified in the Restructuring Term Sheet.
The Company expects to continue to operate its businesses serving customers without interruption during the course of the restructuring proceedings, and while the Plan remains subject to court approval, the Company expects that all trade creditors, employees, sales agents and unsecured creditors will be paid in full and on time in the normal course of business.
Foreign Debt Issuance
In May 2020, the Company’s Osborn GmbH subsidiary located in Germany, received loan commitments for two separate term loans with two of its banks. Each loan is in the amount of $1.7 million. The loans have identical terms and will be issued in connection with a special German government sponsored loan program established to mitigate the economic consequences of the COVID-19 crisis. The loans bear interest at a fixed annual rate of 2.0% and are subject to equal quarterly payments of $0.2 million beginning on September 30, 2021, with final maturity on June 30, 2025. The Company is in the process of finalizing and executing the required loan agreements and documentation.

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
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Many of these risks and uncertainties are currently amplified by, and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak and the related governmental restrictions and the adverse impact on the global economy from the outbreak. Some factors that could cause actual results to differ include, among others:
•our ability to obtain confirmation of the Plan under the Chapter 11 Cases and successfully consummate the Restructuring (each, as defined herein), including by satisfying the conditions and milestones in the Restructuring Support Agreement (as defined herein);
•our ability to improve our liquidity and long-term capital structure and to address our debt service obligations through the Restructuring and the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;
•our ability to obtain timely approval by the bankruptcy court with respect to the motions filed in the Chapter 11 Cases;
•objections to the Company's recapitalization process or other pleadings filed that could protract the Chapter 11 Cases and third party motions which may interfere with Company's ability to consummate the Restructuring or an alternative restructuring;
•the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;
•increased administrative and legal costs related to the Chapter 11 process;
•potential delays in the Chapter 11 process due to the effects of the COVID-19 pandemic;
•the effects of the Restructuring and the Chapter 11 Cases on the Company and the interests of various constituents;
•our substantial level of indebtedness and related debt service obligations and restrictions, including those expected to be imposed by covenants in any exit financing, that may limit our operational and financial flexibility;
•our ability to continue as a going concern and our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of such going concern, the Restructuring and the Chapter 11 Cases;
•the COVID-19 pandemic, which has had, and is expected to continue to have, a significant impact on our operations, including, but not limited to, weakened demand for our products, supply chain disruptions, and the inability of certain of our customers to timely meet their obligations to us;
•our ability to access additional capital and/or the capital markets;
•level of demand for our products;
•competition in our markets;
•volatility in the prices of raw materials and our ability to pass along increased costs;

•our ability to successfully complete divestitures and integrate acquisitions;
•our ability to grow and manage growth profitably;
•changes in applicable laws or regulations;
•our ability to attract and retain qualified personnel;
•the impact of proposed and potential regulations related to the U.S. Tax Cuts and Jobs Act and the CARES Act;
•the possibility that we may be adversely affected by other economic, business, trade, inflation and/or competitive factors; and
•other risks and uncertainties indicated in this report, as well as those disclosed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”), including those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019, which may be amended or supplemented in Part II, Item 1A, “Risk Factors,” of our subsequently filed Quarterly Reports on Form 10-Q (including this report).
Introductory Note
The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, including the notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report on Form 10-K/A.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular EBITDA and Adjusted EBITDA, which are not presented in accordance with GAAP. These non-GAAP financial measures are being presented because management believes that they provide readers of this MD&A with additional insight into the Company's operational performance relative to comparable prior periods presented and relative to its competitors. EBITDA and Adjusted EBITDA are key measures used by the Company to evaluate its performance. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this MD&A should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of EBITDA and Adjusted EBITDA to net income, the most comparable GAAP measure, are provided in this MD&A.
Fiscal Year
Our fiscal year ends on December 31. Throughout the year, we report our results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Friday. The exceptions are the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. For 2020, our fiscal quarters are comprised of the three months ended March 27, June 26, September 25, and December 31. In 2019, our fiscal quarters were comprised of the three months ended March 29, June 28, September 27, and December 31. Throughout this MD&A, we refer to the period from January 1, 2020 through March 27, 2020 as the “first quarter of 2020” or the “first quarter ended March 27, 2020”. Similarly, we refer to the period from January 1, 2019 through March 29, 2019 as the “first quarter of 2019” or the “first quarter ended March 29, 2019.”
Overview
We are a global industrial manufacturing company with significant market share positions in each of our two segments: industrial and engineered components. We provide critical components and manufacturing solutions to customers across a wide range of end markets, industries and geographies through our global network of 22 manufacturing facilities and nine sales offices, administrative and/or warehouse facilities throughout the United States and 13 foreign countries. We have embedded relationships with long standing customers, superior scale and resources, and specialized capabilities to design and manufacture specialized products on which our customers rely.
We focus on markets with long-term sustainable growth characteristics and where we are, or have the opportunity to become, the industry leader. Our industrial segment focuses on the production of industrial brushes, polishing buffs and compounds, abrasives, and roller technology products that are used in a broad range of industrial and infrastructure applications. The engineered components segment designs, engineers, and manufactures seating products used in heavy industry (construction, agriculture, and material handling), turf care, and power sports applications.
During the three months ended March 27, 2020 and March 29, 2019, approximately 34% and 35% of our sales, respectively, were derived from customers outside of the United States. As a diversified, global business, our operations are affected by worldwide, regional and industry-specific economic and political factors. Our geographic and industry diversity, as well as the wide range of our products, help mitigate the impact of industry or economic fluctuations. Given the broad range of products manufactured and industries and geographies served, management primarily uses general economic trends to predict the overall outlook for our Company. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
During 2019, we determined that both the North American fiber solutions business and the Metalex business within the engineered components segment met the criteria to be classified as discontinued operations. As a result, our prior period results of operations, financial position and notes to the financial statements have been recast to be presented on a continuing operations basis, except where noted. On August 30, 2019 and December 13, 2019, we completed the divestitures of our North American fiber solutions business and our Metalex business, respectively.
On February 27, 2020, we acquired selected assets of Matchless, a North American manufacturer of high-quality polishing buffs, compounds, and chemicals. Through the acquisition of Matchless, we expanded our product line offerings within North America. The business has been integrated into our industrial segment.
Impact of COVID-19
COVID-19 was first identified in late 2019, continued to spread throughout the world in early 2020 and was eventually declared a pandemic by the World Health Organization by the end of the first quarter of 2020. The COVID-19 pandemic has resulted in national, state and local government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. The Company has significant operations worldwide, including in the United States, Mexico and Germany, and each of these countries has been affected by the outbreak and taken measures to try to contain it, resulting in disruptions and closures at some of our manufacturing facilities and support operations. These measures have impacted and may further impact our workforce and operations, the operations of our customers and distributors, and those of our vendors and suppliers. There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers.
The Company continues to monitor and respond to the COVID-19 pandemic closely and the top priority remains the health, safety and well-being of our employees, their families and the communities in which we operate. As a result of the significant decline in demand for the Company’s products as well as disruptions resulting from restrictions imposed by local governments to contain the virus, we have experienced periodic and in some cases extended closures of our manufacturing facilities primarily during the second quarter. Within the industrial and engineered components segments, some of the markets and customers the Company serves are considered essential businesses and therefore some of our plants remained open in those jurisdictions with such essential designations. As of the date of this filing, the Company’s manufacturing operations have generally resumed production at levels supporting current market demand as local restrictions have been lifted. As the Company navigates through operating during the COVID-19 pandemic, it has modified business practices where practicable to ensure the safety of our employees such as but not limited to, developing social distancing plans for employees, expanding the number of work from home employees for roles that can work remotely and restricting employee travel.
The Company’s financial results began to be impacted by COVID-19 late in the first quarter of 2020, and COVID-19 has created significant uncertainty in the future economic outlook of the Company's businesses. While the Company's expectations for operating results in 2020 have been lowered to reflect the new economic environment, the Company's businesses are taking cost countermeasures, such as reductions in executive and salaried compensation, travel restrictions and employee furloughs, to manage operating expenses and preserve liquidity. The Company also began deferring certain lease payments for real property leases in the second quarter.
Going Concern
The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company faces significant challenges and uncertainties related to the COVID-19 pandemic. As a result, the Company’s available capital resources are expected to be consumed more rapidly than previously forecasted due to (a) significantly increased economic and demand uncertainty that has resulted in decreases in actual and expected future sales of the Company’s products; (b) significant disruptions to the Company’s ability to operate its manufacturing facilities due to restrictions placed on business operations, which has resulted in decreases in actual and future expected sales of the Company’s products; (c) the effect of the COVID-19 pandemic on the Company's ability to obtain parts and materials from the Company's suppliers, which has resulted in decreases in actual and expected future sales of the Company’s products; (d) the costs of continuing to staff critical production and fulfillment functions despite the significant declines in sales; (e) restructuring actions which are increasing operating expenses; (f) costs related to the strategic alternatives process, including executive and salaried retention agreements; and (g) other items affecting the Company’s forecasted level of expenditures and use of cash resources. These factors will adversely impact the Company’s ability to make a mandatory prepayment in August 2020 on its First Lien Term Loans of the net proceeds from the 2019 sale of the Fiber Solutions business, of which $48.4 million was remaining after permitted reinvestments as of March 27, 2020. At March 27, 2020 the Company had $76.1 million of total liquidity, including

$72.0 million of available cash (including $48.4 million of net proceeds from the 2019 sale of the Fiber Solutions business and $12.5 million held at our non-U.S. operations) and $4.1 million available under revolving loan facilities outside the U.S. See “Senior Secured Credit Facilities” in the “Liquidity and Capital Resources” section of this MD&A for further discussion of mandatory prepayments of debt.
On March 31, 2020, Jason Incorporated (the “Borrower”), a subsidiary of the Company, elected to defer making the interest payment of approximately $2.3 million due on March 31, 2020 to lenders under the Second Lien Credit Agreement (as defined in “Senior Secured Credit Facilities” in the “Liquidity and Capital Resources” section of this MD&A). This resulted in an event of default under the Second Lien Credit Agreement, with a cross-default under the First Lien Credit Agreement (as defined in “Senior Secured Credit Facilities” in the “Liquidity and Capital Resources” section of this MD&A). Under the Intercreditor Agreement, the lenders under the Second Lien Credit Agreement are not able to exercise their rights and remedies in connection with such default for 180 days. As of March 27, 2020, $89.9 million of principal amount of loans was outstanding under the Second Lien Credit Agreement. On March 31, 2020, the Company made its quarterly interest and amortization payments to the lenders under the First Lien Credit Agreement and following these payments $283.7 million of principal amount of loans was outstanding under the First Lien Credit Agreement as of such date. As a result of the event of default, the Company is not able to draw on its Revolving Credit Facility (as defined in “Senior Secured Credit Facilities” in the “Liquidity and Capital Resources” section of this MD&A).
Also on March 31, 2020, the Borrower and certain of the Company’s other subsidiaries entered into a forbearance agreement with certain lenders under the Borrower’s First Lien Credit Agreement, which was subsequently amended and restated on April 30, 2020, May 14, 2020, June 2, 2020 and June 3, 2020 (as amended and restated, the “Amended and Restated Forbearance Agreement”). Pursuant to the Amended and Restated Forbearance Agreement, the Forbearing Lenders agreed to forbear from exercising their rights and remedies during the Amended and Restated Forbearance Period (as described below) as a result of the failure by the Borrower to make the interest payment due on March 31, 2020 to lenders under the Second Lien Credit Agreement. The Amended and Restated Forbearance Period terminated on June 5, 2020.
On June 5, 2020 the Company entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain creditors representing more than 75% of its outstanding indebtedness under its First Lien Credit Agreement. The Restructuring Support Agreement contemplates agreed-upon terms for a pre-packaged financial restructuring plan to be filed in cases commenced under chapter 11 of title 11 of the United States Code. See the “Restructuring Support Agreement” section of this MD&A below for further discussion of the terms of the Restructuring Support Agreement.
The impact of the COVID-19 pandemic on the Company’s forecasted liquidity and the factors resulting from the event of default, cross-default and terms of the Restructuring Support Agreement raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Restructuring Support Agreement
On June 5, 2020, the Company and certain of its direct and indirect subsidiaries (collectively, the “Company Parties”) entered into a Restructuring Support Agreement with certain creditors (the “Consenting Creditors”) under its First Lien Credit Agreement, originally dated as of June 30, 2014 (the “First Lien Credit Agreement”). The Restructuring Support Agreement contemplates agreed-upon terms for a pre-packaged financial restructuring plan (the “Plan”).
The Consenting Creditors as of the Agreement Effective Date (as defined in the Restructuring Support Agreement) represent in excess of 75% of outstanding principal amount of term loans under the First Lien Credit Agreement.
Under the Restructuring Support Agreement, the Consenting Creditors have agreed, subject to certain terms and conditions, to support a financial restructuring (the “Restructuring”) of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the Plan to be filed in cases commenced under chapter 11 (the “Chapter 11 Cases”) of title 11 of the United States Code (the “Bankruptcy Code”).
The Plan will be implemented in accordance with the restructuring term sheet attached to and incorporated into the Restructuring Support Agreement (the “Term Sheet”) (such transactions described in, and in accordance with the Restructuring Support Agreement and the Term Sheet, the “Restructuring Transactions”) which, among other things, contemplates:
•the Consenting Creditors will consent to the Company’s use of cash collateral to fund the Chapter 11 Cases, provided that such use is in accordance with the cash collateral order;
•(i) if lenders holding 100% of the outstanding principal amount of term loans under the First Lien Credit Agreement are Consenting Creditors, the Company shall make a voluntary prepayment in an amount equal to $10 million; or (ii) if lenders holding less than 100% of the outstanding principal amount of term loans under the First Lien Credit Agreement are Consenting Creditors, the Company shall purchase term loans from such Consenting Creditors in an amount equal to $10 million;

•the Company shall pay a forbearance fee to the Consenting Creditors equal to 4.00% of the principal amount of term loans outstanding under the First Lien Credit Agreement held by Consenting Creditors, of which (i) 2.00% shall be paid in cash by the 10th business day following the Agreement Effective Date; provided that any forbearance fee previously paid in cash by the Company to a Consenting Creditor in connection with the forbearance agreements shall be credited against such 2.00% cash portion owed to such Consenting Creditor pursuant to the Restructuring Support Agreement; and (ii) 2.00% shall be paid on the earlier of (A) the date of termination of the Restructuring Support Agreement or (B) the effective date of the chapter 11 plan; provided that if such fee is paid on the effective date of the plan, such fee shall be paid as a portion of the recovery under the plan and for the avoidance of doubt, shall not be a cash fee;
•on the effective date of the chapter 11 plan, the reorganized Company will enter into an asset-based or similar new exit facility that (i) provides availability of at least $20 million for revolving borrowing after permitting for any amounts on account of outstanding letters of credit and (ii) has aggregate total commitments of not less than $30 million;
•the holders of claims under the First Lien Credit Agreement shall receive their pro rata share of and interest in: (i) a $75 million new first lien credit facility; (ii) a $50 million new junior convertible term loan; (iii) 90% of the new equity, subject to dilution on account of the new warrants, the management incentive plan and the new junior convertible term loan; and (iv) if applicable, the irrevocable right to offer the entirety of their pro rata distribution of both the new equity and new junior convertible term loan to one more members designated by the Consenting Creditors.
•the holders of claims under the Second Lien Credit Agreement shall receive: (i) if such class of holders timely votes to accept the plan, their pro rata share of (x) 10% of the new equity, subject to dilution on account of the new warrants, the management incentive plan, and the new junior convertible term loan, and (y) new warrants for 10% of the new equity, subject to dilution on account of the management incentive plan and the new junior convertible term loan; or (ii) if such class of holders rejects the plan, no distribution;
•all general unsecured claims will be paid in full or otherwise provided such treatment as to render such claims unimpaired; and
•all preferred and common equity interests in the Company shall be cancelled and released without any distribution.
In accordance with the Restructuring Support Agreement, the Consenting Creditors agreed, among other things, to: (i) use commercially reasonable efforts to support the Restructuring Transactions as contemplated by, and within the timeframes outlined in, the Restructuring Support Agreement and the definitive documents governing the Restructuring Transactions; (ii) not object to, delay or impede the acceptance, implementation, or consummation of the Restructuring Transactions in accordance with the Restructuring Support Agreement; (iii) vote and consent to accept the Plan; and (iv) except as permitted in the Restructuring Support Agreement, not transfer any ownership (including any beneficial ownership as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) held by each Consenting Creditor.
In accordance with the Restructuring Support Agreement, the Company Parties agreed, among other things, to: (i) support and take all steps necessary and desirable to consummate the Restructuring Transactions in accordance with the Restructuring Support Agreement; (ii) not take any action, that is inconsistent in any material respect, or that would reasonably be expected to prevent, interfere with, delay, frustrate or impede approval, implementation and consummation of the Restructuring Transactions; (iii) to the extent any legal or structural impediment arises that would prevent, hinder, or delay the consummation of the Restructuring Transactions contemplated in the Restructuring Support Agreement or the Plan, (a) support and take all steps reasonably necessary and desirable to address any such impediment and (b) negotiate in good faith appropriate additional or alternative provisions to address any such impediment, in consultation with the Consenting Creditors; (iv) obtain any and all required governmental, regulatory and/or third-party approvals for the Restructuring Transactions; (v) negotiate in good faith and execute and deliver the Definitive Documents (as defined in the Restructuring Support Agreement) and any other required agreements to effectuate and consummate the Restructuring Transactions as contemplated by this Agreement; (vi) operate their business in the ordinary course of business in a manner consistent with the Restructuring Support Agreement, provided, however, that the Company board may determine in good faith that operation of the business in the ordinary course is not advisable due to potential health or safety concerns related to the COVID-19 emergency; (vii) seek additional support for the Restructuring Transactions from their other material stakeholders to the extent reasonably prudent and (viii) actively oppose and object to the efforts of any person seeking to object to, delay, impede, or take any other action to interfere with the acceptance, implementation, or consummation of the Restructuring Transactions (including, if applicable, the timely filing of objections or written responses in the Chapter 11 Cases) to the extent such opposition or objection is reasonably necessary or desirable to facilitate implementation of the Restructuring Transactions.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events set forth in the Definitive Documents, including the failure to meet specified milestones specified in the Restructuring Term Sheet.
The Company expects to continue to operate its businesses serving customers without interruption during the course of the restructuring proceedings, and while the Plan remains subject to court approval, the Company expects that all trade creditors, employees, sales agents and unsecured creditors will be paid in full and on time in the normal course of business.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations (unaudited):

	Three Months Ended
(in thousands)	March 27, 2020	March 29, 2019
Net sales	$84,032	$92,916
Cost of goods sold	65,857	69,320
Gross profit	18,175	23,596
Selling and administrative expenses	24,470	19,069
Loss on disposals of property, plant and equipment-net	21	8
Restructuring	754	1,366
Operating (loss) income	(7,070)	3,153
Interest expense-net	(7,455)	(8,205)
Equity income	25	84
Other income-net	253	64
Loss from continuing operations before income taxes	(14,247)	(4,904)
Tax (benefit) provision	(557)	349
Net loss from continuing operations	(13,690)	(5,253)
Net loss from discontinued operations, net of tax	(910)	(1,803)
Net loss	(14,600)	(7,056)
Accretion of dividends on preferred stock	879	812
Net loss allocable to common shareholders of Jason Industries	$(15,479)	$(7,868)

Total other comprehensive loss	$(2,188)	$(2,188)
Other financial data: (1)

	Three Months Ended		Increase/(Decrease)
(in thousands, except percentages)	March 27, 2020	March 29, 2019	$	%
Consolidated
Net sales	$84,032	$92,916	$(8,884)	(9.6)%
Net loss from continuing operations	(13,690)	(5,253)	8,437	160.6
Net loss from continuing operations as a % of net sales	16.3%	5.7%	1,060 bps
Adjusted EBITDA	5,723	10,759	(5,036)	(46.8)
Adjusted EBITDA % of net sales	6.8%	11.6%	(480) bps
(1)Adjusted EBITDA and Adjusted EBITDA as a % of net sales are financial measures that are not presented in accordance with GAAP. See “Key Measures the Company Uses to Evaluate Its Performance” below for a reconciliation of Adjusted EBITDA to net loss.

The Three Months Ended March 27, 2020 Compared with the Three Months Ended March 29, 2019
Net sales. Net sales were $84.0 million for the three months ended March 27, 2020, a decrease of $8.9 million, or 9.6%, compared with $92.9 million for the three months ended March 29, 2019, reflecting decreased net sales in the engineered components segment of $7.5 million and the industrial segment of $1.3 million. See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on net sales for each segment.
On April 1, 2019, we acquired Schaffner and on February 27, 2020, we acquired Matchless. The results of operations for the acquisitions are included within the industrial segment and the Company’s condensed consolidated results of operations since the respective dates of acquisition. Net sales for Matchless were $0.6 million for the three months ended March 27, 2020. See Note 4, “Acquisitions” in the condensed consolidated financial statements for further discussion on the Schaffner and Matchless acquisitions.
Changes in foreign currency exchange rates compared with the U.S. dollar had a net negative impact of $0.9 million on consolidated net sales during the three months ended March 27, 2020 compared with 2019, negatively impacting the industrial segment’s net sales by $0.9 million. This was due principally to the net strengthening of the U.S. dollar against the Euro in the three months ended March 27, 2020 compared to the three months ended March 29, 2019.
Cost of goods sold. Cost of goods sold was $65.9 million for the three months ended March 27, 2020, compared with $69.3 million for the three months ended March 29, 2019. The decrease in cost of goods sold was primarily due to lower sales volumes across all segments, a $0.6 million decrease related to foreign currency exchange rates in the industrial segment, and reduced material usage and labor costs as a result of continuous improvement programs in the engineered components segment. The decrease was partially offset by higher manufacturing costs in the industrial segment due to the Schaffner and Matchless acquisitions, wage inflation across both segments, material inflation in the industrial segment, lower material and labor efficiencies related to sales volume declines in the industrial segment and unfavorable product mix in the engineered components segment.
Gross profit. For the reasons described above, gross profit was $18.2 million for the three months ended March 27, 2020, compared with $23.6 million for the three months ended March 29, 2019.
Selling and administrative expenses. Selling and administrative expenses were $24.5 million for the three months ended March 27, 2020, compared with $19.1 million for the three months ended March 29, 2019, an increase of $5.4 million. The increase is primarily due to increased transaction related and strategic alternative costs, higher selling and administrative costs in the industrial segment due to the Schaffner acquisition of $0.7 million and $1.3 million of integration and transaction costs related to both the Schaffner and Matchless acquisitions. The increase was partially offset by a decrease in share-based compensation expense of $0.2 million, lower headcount across the segments, decreased incentive compensation and a $0.2 million decrease related to foreign currency exchange rates.
Loss on disposals of property, plant and equipment-net. Loss on disposals of property, plant and equipment-net for both the three months ended March 27, 2020 and March 29, 2019 was $0.0 million.
Restructuring. Restructuring costs were $0.8 million for the three months ended March 27, 2020 compared with $1.4 million for the three months ended March 29, 2019. During 2020, such costs included continued footprint rationalization activities in the industrial segment identified during the due diligence process with the acquisition of Schaffner, severance and other restructuring costs related to plant closures and consolidations in the industrial and engineered components segments. During 2019, such costs were primarily transitional costs of moving production to U.S. facilities as a result of the closure of a U.K. facility in the engineered components segment, severance activities in the industrial segment and corporate related to the segment reorganization in the first quarter of 2019.
Operating (loss) income. For the reasons described above, operating loss was $7.1 million for the three months ended March 27, 2020, compared with operating income of $3.2 million for the three months ended March 29, 2019.
Interest expense-net. Interest expense-net was $7.5 million for the three months ended March 27, 2020 compared to $8.2 million for the three months ended March 29, 2019. The decrease was primarily due to the decrease in outstanding long-term debt balances and lower variable interest rates. The effective interest rate on the Company’s total outstanding indebtedness for the three months ended March 27, 2020 was 7.8% as compared to 8.4% for the three months ended March 29, 2019. See “Senior Secured Credit Facilities” in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
Equity income. Equity income was $0.0 million for the three months ended March 27, 2020 and $0.1 million for the three months ended March 29, 2019. The decrease in equity income is due to lower sales volumes in our joint ventures in China and Taiwan.
Other income-net. Other income-net was income of $0.3 million for the three months ended March 27, 2020 and income of $0.1 million for the three months ended March 29, 2019. Other income-net for the three months ended March 27, 2020 includes income from transition services performed subsequent to business divestitures.

Loss from continuing operations before income taxes. For the reasons described above, loss from continuing operations before income taxes was $14.2 million for the three months ended March 27, 2020, compared with $4.9 million for the three months ended March 29, 2019.
Tax benefit. The tax benefit was $0.6 million for the three months ended March 27, 2020, compared with a tax expense of $0.3 million for the three months ended March 29, 2019. The effective tax rate for the three months ended March 27, 2020 was 3.9%, compared with (7.1)% for the three months ended March 29, 2019. The net discrete tax benefit was $0.1 million for the three months ended March 27, 2020, and the net discrete tax expense was $0.1 million for the three months ended March 29, 2019.
The tax provision is impacted by a number of factors, including, among others, new provisions included in the Tax Reform Act, the amount of taxable earnings or losses at the U.S. federal statutory rate, the amount of taxable earnings or losses derived in foreign jurisdictions with tax rates that differ from the U.S. federal statutory rate, permanent items, state tax rates, the ability to utilize foreign net operating loss carry forwards and adjustments to valuation allowances. The effective tax rate for the three months ended March 27, 2020 was impacted by the levels of U.S. and foreign pre-tax losses and earnings, respectively, pre-tax losses in foreign jurisdictions for which no tax benefit was recognized, U.S. interest disallowance, and the new GILTI tax provisions. With the downturn in 2020 full year forecasted financial results due to the COVID-19 pandemic and with the passage of the CARES Act legislation, the Company evaluated various accounting considerations related to the preparation of the income tax provision for the three months ended March 27, 2020. As a result, included in the provision is a $0.3 million discrete benefit associated with the CARES Act and the related impact on valuation allowances associated with the computation of the interest expense deduction limitation.
Net loss from continuing operations. For the reasons described above, net loss from continuing operations was $13.7 million for the three months ended March 27, 2020, compared with $5.3 million for the three months ended March 29, 2019.
Other comprehensive loss. Other comprehensive loss was $2.2 million for both the three months ended March 27, 2020 and for the three months ended March 29, 2019.
Other comprehensive loss for the net change in unrealized (losses) gains on cash flow hedges was $0.1 million for the three months ended March 27, 2020 compared to $0.6 million for the three months ended March 29, 2019. Gains and losses on cash flow hedges are based on the changes in current interest rates and market expectations of the timing and amount of future interest rate changes. For both the three months ended March 27, 2020 and the three months ended March 29, 2019, the fair value of the hedging instruments decreased, based on actual and future expectations for short-term interest rate decreases.
Other comprehensive loss related to foreign currency translation adjustments was $2.2 million for the three months ended March 27, 2020 compared with $1.6 million for the three months ended March 29, 2019. Foreign currency translation adjustments are based on fluctuations in the value of foreign currencies (primarily the Euro and the Mexican Peso) against the U.S. Dollar each period.
Employee retirement plan adjustments was a loss of $0.1 million for the three months ended March 27, 2020, compared with $0.0 million for the three months ended March 29, 2019. The employee retirement plan adjustments are based on actuarial valuations using a December 31 measurement date that include key assumptions regarding discount rates, expected returns on plan assets, retirement and mortality rates, future compensation increases, and health care cost trend rates. The employee retirement plan loss for the three months ended March 27, 2020 primarily relates to actuarial losses recognized in the German pension plan within the industrial segment.
Adjusted EBITDA. Adjusted EBITDA was $5.7 million, or 6.8% of net sales for the three months ended March 27, 2020, compared with $10.5 million, or 11.6% of net sales for the three months ended March 29, 2019, a decrease of $5.0 million, or 46.8%. The decrease reflects lower Adjusted EBITDA in the industrial segment of $2.7 million, the engineered components segment of $1.6 million, and higher corporate expenses of $0.8 million.
Changes in foreign currency exchange rates compared with the U.S. dollar had a negative impact of $0.1 million on consolidated Adjusted EBITDA during the three months ended March 27, 2020 compared to the three months ended March 29, 2019, negatively impacting the industrial segment’s Adjusted EBITDA by $0.1 million.
See “Segment Financial Data” within Item 2, “Management’s Discussion and Analysis,” for further discussion on Adjusted EBITDA for each segment.

Key Measures the Company Uses to Evaluate Its Performance
EBITDA and Adjusted EBITDA. We use “Adjusted EBITDA” as the primary measure of profit or loss for the purposes of assessing the operating performance of our segments. We define EBITDA as net income (loss) from continuing operations before interest expense, provision (benefit) for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including goodwill and long-lived asset impairment charges, gains or losses on disposal of property, plant and equipment, divestitures and extinguishment of debt, integration and other restructuring charges, transaction-related expenses, other professional fees, purchase accounting adjustments, lease expense associated with vacated facilities, non-cash share based compensation expense and costs related to the strategic alternatives process, including executive retention agreements.
Management believes that Adjusted EBITDA provides a more clear picture of our operating results by eliminating expenses and income that are not reflective of the underlying business performance. We use this metric to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our segments. Our internal plans, budgets and forecasts use Adjusted EBITDA as a key metric and we use this measure to evaluate our operating performance and segment operating performance and to determine the level of incentive compensation paid to our employees.
The Senior Secured Credit Facilities (defined in Note 10, “Debt and Hedging Instruments” and below) definition of EBITDA excludes income of partially owned affiliates, unless such earnings have been received in cash.
Set forth below is a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended
(in thousands)	March 27, 2020	March 29, 2019
Net loss from continuing operations	$(13,690)	$(5,253)
Interest expense	7,455	8,205
Tax (benefit) provision	(557)	349
Depreciation and amortization	5,490	5,180
EBITDA	(1,302)	8,481
Adjustments:
Restructuring (1)	754	1,366
Transaction-related and strategic alternatives expenses (2)	4,517	239
Integration and other restructuring costs (3)	1,206	(58)
Share-based compensation (4)	527	723
Loss on disposals of property, plant and equipment-net	21	8
Total adjustments	7,025	2,278
Adjusted EBITDA	$5,723	$10,759

(1)Restructuring includes costs associated with exit or disposal activities as defined by GAAP related to facility consolidation, including one-time employee termination benefits, costs to close facilities and relocate employees, and costs to terminate contracts other than financing and operating leases. See Note 6, “Restructuring Costs” of the accompanying condensed consolidated financial statements for further information.
(2)Transaction-related and strategic alternatives expenses primarily consist of professional fees and other expenses related to acquisitions, divestitures, financing activities and costs relating to the Company's strategic alternatives process, including executive retention agreements.
(3)During the three months ended March 27, 2020, integration and other restructuring costs includes $1.0 million of integration costs related to two acquisitions in the industrial segment and $0.2 million related to lease expense associated with facilities that have been or are planned to be vacated in the industrial segment.
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
Segment Financial Data
The table below presents the Company’s net sales, Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for each of its reportable segments for the three months ended March 27, 2020 and March 29, 2019. The Company uses Adjusted EBITDA as the primary measure of profit or loss for purposes of assessing the operating performance of its segments. See “Key Measures the Company Uses to Evaluate Its Performance” above for a reconciliation of Adjusted EBITDA to Net Loss which is the nearest GAAP measure.

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 27, 2020	March 29, 2019	$	%
Industrial
Net sales	$48,389	$49,737	$(1,348)	(2.7)%
Adjusted EBITDA	4,178	6,841	(2,663)	(38.9)
Adjusted EBITDA % of net sales	8.6%	13.8%	(520) bps
Engineered Components
Net sales	$35,643	$43,179	$(7,536)	(17.5)%
Adjusted EBITDA	4,418	5,988	$(1,570)	(26.2)
Adjusted EBITDA % of net sales	12.4%	13.9%	(150) bps
Corporate
Adjusted EBITDA	$(2,873)	$(2,070)	$(803)	(38.8)%
Consolidated
Net sales	$84,032	$92,916	$(8,884)	(9.6)%
Adjusted EBITDA	5,723	10,759	$(5,036)	(46.8)
Adjusted EBITDA % of net sales	6.8%	11.6%	(480) bps

Industrial Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 27, 2020	March 29, 2019	$	%
Net sales	$48,389	$49,737	$(1,348)	(2.7)%
Adjusted EBITDA	4,178	6,841	(2,663)	(38.9)
Adjusted EBITDA % of net sales	8.6%	13.8%	(520) bps
Net sales in the industrial segment for the three months ended March 27, 2020 were $48.4 million, a decrease of $1.3 million, or 2.7%, compared with $49.7 million for the three months ended March 29, 2019. For the three months ended March 27, 2020, the Matchless acquisition on February 27, 2020 contributed $0.6 million of incremental net sales. Changes in exchange rates had a net negative impact of $0.9 million for the three months ended March 27, 2020. Excluding the impact of the acquisition and the negative currency impact, net sales were $48.7 million, a decrease of $1.0 million or 2.1%. The $1.0 million decrease in net sales for the three months ended March 27, 2020 was primarily due to lower sales volume in industrial end markets in Europe and the U.S. from decreased demand and the impacts of the COVID-19 pandemic, partially offset by increased pricing. Net sales was also impacted by the acquisition of Schaffner on April 1, 2019.
Adjusted EBITDA for the three months ended March 27, 2020 decreased $2.7 million to $4.2 million (8.6% of net sales) from $6.8 million (13.8% of net sales) for the three months ended March 29, 2019. For the three months ended March 27, 2020, the Matchless acquisition on February 27, 2020 contributed $0.1 million of incremental Adjusted EBITDA. Changes in exchange rates had a net negative impact of $0.1 million for the three months ended March 27, 2020. Excluding the impacts of the acquisition and the negative currency impact, Adjusted EBITDA was $4.2 million (8.6% of net sales) for the three months ended March 27, 2020, a decrease of $2.7 million or 38.9%. The $2.7 million decrease primarily resulted from lower sales volume in industrial end markets from decreased demand and the impacts of the COVID-19 pandemic, raw material and wage inflation, and $0.1 million of lower equity income due to lower sales volumes in our joint ventures in China and Taiwan. The decrease was partially offset by decreased incentive compensation, increased sales pricing, and lower headcount. Adjusted

EBITDA was also impacted by the acquisition of Schaffner on April 1, 2019, which was not determinable for the three months ended March 27, 2020 due to the integration of the business into the industrial segment.
Engineered Components Segment

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 27, 2020	March 29, 2019	$	%
Net sales	$35,643	$43,179	$(7,536)	(17.5)%
Adjusted EBITDA	4,418	5,988	(1,570)	(26.2)
Adjusted EBITDA % of net sales	12.4%	13.9%	(150) bps
Net sales in the engineered components segment for the three months ended March 27, 2020 were $35.6 million, a decrease of $7.5 million, or 17.5%, compared with $43.2 million for the three months ended March 29, 2019. The decrease during the three months ended March 27, 2020 was due to lower sales volumes due to end market declines in the construction, agriculture, power sports, and turf care markets from decreased demand and the impacts of the COVID-19 pandemic. The decrease was partially offset by increased pricing on core product lines.
Adjusted EBITDA decreased $1.6 million, or 26.2%, for the three months ended March 27, 2020 to $4.4 million (12.4% of net sales) compared with $6.0 million (13.9% of net sales) for the three months ended March 29, 2019. The decrease in Adjusted EBITDA for the three months ended March 27, 2020 primarily resulted from lower sales volumes from decreased demand and the impacts of the COVID-19 pandemic, unfavorable product mix compared with the prior period, wage inflation, and higher freight costs. The decrease was partially offset by increased pricing on core product lines, reduced material usage and labor costs as a result of continuous improvement programs, decreased incentive compensation, and lower headcounts.
Corporate

	Three Months Ended		Increase/ (Decrease)
(in thousands, except percentages)	March 27, 2020	March 29, 2019	$	%
Adjusted EBITDA	$(2,873)	$(2,070)	$(803)	(38.8)%
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
The increase of $0.8 million in expense in the three months ended March 27, 2020 compared with the prior year primarily resulted from timing of incentive compensation, higher third party professional fees, and increased health care costs.
Liquidity and Capital Resources
Background
Our primary sources of liquidity are cash generated from our operations, available cash and borrowings under our U.S. and foreign credit facilities. As of March 27, 2020, we had $76.1 million of total liquidity, including $72.0 million of available cash and $4.1 million available under revolving loan facilities that we maintain outside the U.S. Included in our consolidated cash balance of $72.0 million at March 27, 2020, is cash of $12.5 million held at our non-U.S. operations and cash of $48.4 million held in the U.S. relating to the proceeds from the sale of the North American fiber solutions business (further described below). These funds are generally used to support liquidity requirements in our foreign operations. As a result of the events of default further described below, we are not able to draw on our U.S. Revolving Credit Facility. The foreign revolving loan facilities are available for working capital requirements, capital expenditures and other general corporate purposes in the respective locations outside of the U.S.
In connection with the August 30, 2019 sale of the North American fiber solutions business, we received net cash proceeds, as defined by the Senior Secured Credit Facilities, of $60.9 million, of which $48.4 million was remaining after permitted reinvestments as of March 27, 2020. Permitted reinvestments include capital expenditures, repairs and maintenance and permitted acquisitions, if such reinvestments occur within twelve months following receipt of such net cash proceeds or within 180 days of a contractual commitment if such a commitment is made during the twelve month period. To the extent there are net cash proceeds that are not reinvested during the aforementioned period, a mandatory prepayment of debt is required. As discussed above, the impact of the COVID-19 pandemic will adversely impact the Company’s ability to make a mandatory prepayment in August 2020 on its First Lien Term Loans of the net proceeds from the 2019 sale of the North American fiber solutions business.
As of March 27, 2020, our First Lien U.S. term loan of $284.4 million matures on June 30, 2021, and our Second Lien U.S. term loan of $89.9 million matures on June 30, 2022. We will need to restructure our debt and/or obtain alternative forms of financings or investments to achieve our longer-term strategic plans. We can make no assurances we will be able to restructure our debt or obtain alternative forms of financing or investments. Furthermore, if economic conditions or demand for our products continues to deteriorate, we may experience a material adverse effect on our business, operating results, liquidity and financial condition. In addition, the process of exploring strategic alternatives may be time consuming, costly and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition, liquidity, and results of operations could be adversely affected. See the “Going Concern” and “Restructuring Support Agreement” sections of this MD&A above for further discussion of our assessment of liquidity.
Indebtedness
As of March 27, 2020, our total outstanding indebtedness of $387.5 million was comprised of term loans outstanding under our Senior Secured Credit Facilities of $370.7 million (net of a debt discount of $1.5 million and deferred financing costs of $2.2 million), various foreign bank term loans and revolving loan facilities of $16.2 million and finance lease obligations of $0.7 million. No borrowings were outstanding under the U.S. Revolving Credit Facility portion of the Senior Secured Credit Facilities as of March 27, 2020.
As of December 31, 2019, our total outstanding indebtedness of $384.8 million was comprised of term loans outstanding under its Senior Secured Credit Facilities of $370.1 million (net of a debt discount of $1.7 million and deferred financing costs of $2.5 million), various foreign bank term loans and revolving loan facilities of $13.9 million and finance lease obligations of $0.8 million. No borrowings were outstanding under the U.S. Revolving Credit Facility portion of the Senior Secured Credit Facilities as of December 31, 2019.
We maintain various bank term loan and revolving loan facilities outside the U.S. for local operating and investing needs. Borrowings under these facilities totaled $16.2 million as of March 27, 2020, including borrowings of $15.5 million incurred by our subsidiaries in Germany, compared to $13.9 million as of December 31, 2019, including borrowings of $13.4 million incurred by our subsidiaries in Germany. The foreign debt obligations in Germany primarily relate to term loans within our industrial segment of $12.3 million at March 27, 2020 and $12.5 million at December 31, 2019. The borrowings bear interest at fixed and variable rates ranging from 1.8% to 4.7% and are subject to repayment in varying amounts through 2025.
Senior Secured Credit Facilities
General. On June 30, 2014, Jason Incorporated, as the borrower, entered into (i) the First Lien Credit Agreement, with Jason Partners Holdings Inc., Jason Holdings, Inc. I, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “First Lien Credit Agreement”) and (ii) the Second Lien Credit Agreement, with Jason Partners Holdings Inc., Jason Holdings, Inc. I, the subsidiary guarantors party thereto and the several banks and other financial institutions or entities from time to time party thereto (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”). Jason Partners Holdings Inc. is wholly-owned by Jason Industries, Inc. while Jason Incorporated and Jason Holdings, Inc. I are indirect wholly-owned subsidiaries of Jason Industries, Inc.
The First Lien Credit Agreement, as amended, provides for (i) term loans in the principal amount of $310.0 million (the “First Lien Term Facility” and the loans thereunder the “First Lien Term Loans”), of which $284.4 million is outstanding as of March 27, 2020, and (ii) a revolving loan of up to $25.5 million (including revolving loans, a $10.0 million swingline loan sublimit, and a $12.5 million letter of credit sublimit) (the “Revolving Credit Facility”), in each case under the first lien senior secured loan facilities (the “First Lien Credit Facilities”). The Second Lien Credit Agreement provides for term loans in an aggregate principal amount of $110.0 million, of which $89.9 million is outstanding as of March 27, 2020, under the second lien senior secured term loan facility (the “Second Lien Term Facility” and the loans thereunder the “Second Lien Term Loans” and, the Second Lien Term Facility together with the First Lien Credit Facilities, the “Senior Secured Credit Facilities”). During the second quarter of 2019, we amended our Revolving Credit Facility to extend the maturity date to December 31, 2020. The amendment reduced the borrowing capacity from $30.0 million to $25.5 million, subject to compliance with a consolidated first lien net leverage ratio as discussed in the Covenants section below. In connection with the amendment, we paid deferred financing costs of $0.3 million which have been recorded within other assets - net within the condensed consolidated balance sheets. As of March 27, 2020, we were in compliance with the financial covenants contained in our credit agreements; however, as a result of the events of default further described below, the Company is not able to draw on its Revolving Credit Facility.
The Revolving Credit Facility matures December 31, 2020, the First Lien Term Loans mature June 30, 2021 and the Second Lien Term Loans mature June 30, 2022. The principal amount of the First Lien Term Loans amortizes in quarterly installments equal to $0.8 million with the balance payable at maturity. Neither the Revolving Credit Facility nor the Second Lien Term Loans amortize, however, each is repayable in full at maturity.
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
Interest Rate Hedge Contracts. To manage exposure to fluctuations in interest rates, we entered into forward interest rate swap agreements (“Swaps”) in 2015 with notional values totaling $210.0 million at March 27, 2020 and December 31, 2019. The Swaps have been designated by us as cash flow hedges, and effectively fix the variable portion of interest rates on variable rate term loan borrowings at a rate of approximately 2.08% prior to financing spreads and related fees. The Swaps had a forward start date of December 30, 2016 and have an expiration date of June 30, 2020. For the three months ended March 27, 2020 and March 29, 2019, the Company recognized $0.1 million of interest expense and $0.4 million of interest income, respectively, related to the Swaps. The Company expects to recognize another $0.3 million of interest expense related to the Swaps through the June 30, 2020 maturity date.
The fair values of our Swaps are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss. The fair values of the Swaps was a net liability of $0.4 million and $0.3 million at March 27, 2020 and December 31, 2019, respectively. See the amounts recorded on the condensed consolidated balance sheets within the table below:

	March 27, 2020	December 31, 2019
Interest rate swaps:
Recorded in other current liabilities	$403	$260
Total net liabilities derivatives designated as hedging instruments	$403	$260
Mandatory Prepayment. Subject to certain exceptions, the Senior Secured Credit Facilities are subject to mandatory prepayments in amounts equal to: (1) a percentage of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Jason Incorporated or any of its Restricted Subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from the issuance or incurrence of debt by Jason Incorporated or any of its Restricted Subsidiaries (other than indebtedness permitted by the Senior Secured Credit Facilities); and (3) 75% (with step-downs to 50%, 25% and 0% based upon achievement of specified consolidated first lien net leverage ratios under the First Lien Credit Facilities and specified consolidated total net leverage ratios under the Second Lien Term Facility) of annual excess cash flow, as defined, of Jason Incorporated and its Restricted Subsidiaries. Other than the payment of customary “breakage” costs, Jason Incorporated may voluntarily prepay outstanding loans at any time. In connection with the August 30, 2019 sale of the North American fiber solutions business, we received net cash proceeds, as defined by the Senior Secured Credit Facilities, of $60.9 million, of which $48.4 million was remaining after permitted reinvestments as of March 27, 2020. To the extent that there are net proceeds that are not reinvested within twelve months of receipt, or within 180 days of a contractual commitment if such commitment is made during the twelve month period, a mandatory prepayment will be required. At March 27, 2020 and December 31, 2019, there was no required mandatory excess cash flow prepayment required under the Senior Secured Credit Facilities.
Covenants. The Senior Secured Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of Jason Incorporated and its Restricted Subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business, in each case, subject to certain limited exceptions. To comply with these covenants, Jason Incorporated and its Restricted Subsidiaries are limited in the amount of cash that can be distributed to Jason Industries, Inc. in the form of dividends, loans or other distributions. These restrictions are triggered if Jason Incorporated and its Restricted Subsidiaries do not achieve a consolidated net leverage ratio that is equal to or less than 5.25 to 1.00 on a trailing twelve-month basis calculated in accordance with the provisions of the Credit Agreements. As of March 27, 2020, the consolidated net leverage ratio for Jason Incorporated and its Restricted Subsidiaries exceeded 5.25 to 1.00; therefore, it is not currently able to distribute cash to Jason Industries, Inc.
In addition, under the Revolving Credit Facility, if the aggregate outstanding amount of all revolving loans, swingline loans and certain letter of credit obligations exceed $10.0 million at the end of any fiscal quarter, Jason Incorporated and its Restricted Subsidiaries will be required to not exceed a consolidated first lien net leverage ratio of 4.25 to 1.00 as of December 31, 2019 (which will decrease to 4.00 to 1.00 on June 26, 2020 and thereafter). If such outstanding amounts do not exceed $10.0 million at the end of any fiscal quarter, no financial covenants are applicable. As of March 27, 2020, the consolidated first lien net leverage ratio was 9.84 to 1.00 on a pro forma trailing twelve-month basis calculated in accordance with the respective provisions of the Credit Agreements which exclude the Second Lien Term Loans from the calculation of net debt (numerator) and allow the inclusion of certain pro forma adjustments and exclusion of certain specified or nonrecurring costs and expenses in calculating Adjusted EBITDA (denominator). Because the consolidated first lien net leverage ratio at March 27, 2020 exceeded 4.25 to 1.00, borrowings under the Revolving Credit Facility would be limited to a total of $10.0 million (which includes letters of credit in excess of $5.0 million). At March 27, 2020, we had letters of credit outstanding of $3.7 million and had no outstanding borrowings outstanding under the Revolving Credit Facility. As of March 27, 2020, we were in compliance with the financial covenants contained in our credit agreements; however, as a result of the events of default further described below, the Company is not able to draw on its Revolving Credit Facility.
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
Event of Default and Forbearance Agreement. On March 31, 2020, the Borrower, a subsidiary of the Company, elected to defer making the interest payment of approximately $2.3 million due on March 31, 2020 to lenders under the Second Lien Credit Agreement. This resulted in an event of default under the Second Lien Credit Agreement, with a cross-default under the First Lien Credit Agreement. Under the Intercreditor Agreement, the lenders under the Second Lien Credit Agreement are not able to exercise their rights and remedies in connection with such default for 180 days. Further, the Borrower failed to deliver a consolidated budget due on April 29, 2020, which failure, after giving effect to the grace period applicable thereto, will constitute an event of default under each of the First Lien Credit Agreement and, to the extent the applicable lenders under the Second Lien Credit Agreement do not waive the corresponding event of default under the Second Lien Credit Agreement, an event of default under the Second Lien Credit Agreement. As of March 27, 2020, $89.9 million of principal amount of loans was outstanding under the Second Lien Credit Agreement. On March 31, 2020, the Company made its quarterly interest and amortization payments to the lenders under the First Lien Credit Agreement and following these payments $283.7 million of principal amount of loans was outstanding under the First Lien Credit Agreement as of such date.
Also on March 31, 2020, the Borrower and certain of the Company’s other subsidiaries entered into a forbearance agreement, which was subsequently amended and restated, with certain lenders under the Borrower’s First Lien Credit Agreement. Pursuant to the Amended and Restated Forbearance Agreement, the Forbearing Lenders agreed to forbear from exercising their rights and remedies during the Amended and Restated Forbearance Period (as described below) as a result of the failure by the Borrower to make the interest payment due on March 31, 2020 to lenders under the Second Lien Credit Agreement. The Amended and Restated Forbearance Period terminated on June 5, 2020.

On June 5, 2020, the Company entered into a Restructuring Support Agreement with certain creditors representing more than 75% of its outstanding indebtedness under its First Lien Credit Agreement. The Restructuring Support Agreement contemplates agreed-upon terms for a pre-packaged financial restructuring plan to be filed in cases commenced under chapter 11 of title 11 of the United States Code. See the “Restructuring Support Agreement” section of this MD&A above for further discussion of the terms of the Restructuring Support Agreement.
Series A Preferred Stock
Holders of the 44,827 shares of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative dividends at the rate of 8.0% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends shall be paid, if lawful, in cash (if permitted under our Senior Secured Credit Facilities) or, at our option, in additional shares of Series A Preferred Stock or a combination thereof, and are payable on January 1, April 1, July 1, and October 1 of each year, commencing on the first such date after the date of the first issuance of the Series A Preferred Stock.
We paid the following dividends on the Series A Preferred Stock in additional shares of Series A Preferred Stock during the three months ended March 27, 2020:

(in thousands, except share and per share amounts)
Payment Date	Record Date	Amount Per Share	Total Dividends Paid	Preferred Shares Issued
January 1, 2020	November 15, 2019	$20.00	$862	860
On February 4, 2020, we announced a $20.00 per share dividend on our Series A Preferred Stock to be paid in additional shares of Series A Preferred Stock on April 1, 2020 to holders of record on February 15, 2020. As of March 27, 2020, we have recorded the 877 additional Series A Preferred Stock shares declared for the dividend of $0.9 million within preferred stock in the condensed consolidated balance sheets.
Seasonality and Working Capital
We use net operating working capital (“NOWC”), a non-GAAP measure, as a percentage of the previous twelve months of net sales as a key indicator of working capital management. We define this metric as the sum of trade accounts receivable and inventories less trade accounts payable. NOWC as a percentage of trailing twelve month net sales was 20.0% as of March 27, 2020, 17.8% as of December 31, 2019 and 17.4% as of March 29, 2019.
The increase in NOWC as a percentage of net sales of 2.2% from December 31, 2019 is primarily due to a $11.7 million increase in accounts receivable-net as a result of the timing of sales and cash receipts from customers and higher inventory levels as a percentage of net sales, as inventory levels increased from year end despite the sales volume decline experienced in the previous twelve months of net sales.
The increase in NOWC as a percentage of net sales of 2.6% from March 29, 2019 is primarily due to a $7.6 million decrease in accounts payable as a result of the timing of cash payments to vendors and higher inventory levels as a percentage of net sales, as inventory levels decreased slightly from prior year despite the sales volume decline experienced in the year over year previous twelve months of net sales.
The table below summarizes NOWC as of March 27, 2020, December 31, 2019 and March 29, 2019:

(in thousands)	March 27, 2020	December 31, 2019	March 29, 2019
Accounts receivable - net	$44,823	33,085	$48,133
Inventories	51,319	49,943	52,449
Accounts payable	(30,241)	(22,914)	(37,887)
NOWC	$65,901	$60,114	$62,695

The table below reconciles our NOWC from our working capital:

(in thousands)	March 27, 2020	December 31, 2019	March 29, 2019
Working Capital	$(263,086)	$119,585	$100,027
Less: Cash and cash equivalents	(71,964)	(84,526)	(42,055)
Less: Other current assets	(8,363)	(7,433)	(6,205)
Less: Current assets held for sale	—	—	(50,214)
Add: Current portion long-term debt	373,259	5,800	5,655
Add: Current portion operating lease liabilities	4,385	4,275	4,223
Add: Accrued compensation and employee benefits	8,642	8,551	12,860
Add: Accrued interest	6,723	79	86
Add: Other current liabilities	16,305	13,783	11,238
Add: Current liabilities held for sale	—	—	27,080
NOWC	$65,901	$60,114	$62,695
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
Short-Term and Long-Term Liquidity Requirements
Our ability to make principal and interest payments on borrowings under our U.S. and foreign credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic conditions including the impact of COVID-19, in addition to financial, competitive, regulatory and other conditions, as well as the cost and timing of our debt restructuring process. Based on our current level of operations we may require borrowings under our foreign credit facilities and alternative forms of financings or investments to achieve our longer-term strategic plans.
See “Going Concern” within Item 2, “Management’s Discussion and Analysis,” for further discussion.
Capital expenditures during the three months ended March 27, 2020 were $2.0 million, or 2.3% of net sales. Capital expenditures for 2020 are expected to be approximately 4.5% to 5.0% of net sales, but could vary from that depending on business performance, growth opportunities, project activity and the amount of assets we lease instead of purchase. We finance our annual capital requirements with existing cash balances and funds generated from operations.
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 27, 2020 and the Three Months Ended March 29, 2019

	Three Months Ended
Includes cash flow activities from both continuing and discontinued operations (in thousands)	March 27, 2020	March 29, 2019
Net cash used in operating activities	$(8,534)	$(7,249)
Net cash used in investing activities	(5,866)	(3,284)
Net cash provided by (used in) financing activities	2,373	(2,318)
Effect of exchange rate changes on cash and cash equivalents	(535)	(165)
Net decrease in cash and cash equivalents	(12,562)	(13,016)
Cash and cash equivalents at beginning of period	84,526	58,169
Cash and cash equivalents at end of period	$71,964	$45,153

Depreciation and amortization	$5,490	$9,361
Capital expenditures	$1,970	$3,468

Cash Flows Used in Operating Activities
Cash flows used in operating activities were $8.5 million for the three months ended March 27, 2020 compared to $7.2 million for the three months ended March 29, 2019, an increase of $1.3 million. The increase was primarily driven by lower operating profit across all segments principally as a result of lower sales volume for the three months ended March 27, 2020 as compared to the three months ended March 29, 2019. In addition, the increase was due to acquisition related, divestiture related and other transaction costs of $4.1 million compared to $0.2 million for the three months ended March 29, 2019 and changes in net operating working capital balances primarily related to the timing of accounts payable payments. The increase was partially offset by $7.4 million due to the timing of interest payments in 2020 as compared to 2019, changes in operating working capital of $2.0 million and $0.7 million of cash related to dividends received from our joint venture during the three months ended March 29, 2019 and none received during the three months ended March 27, 2020.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $5.9 million for the three months ended March 27, 2020 compared with $3.3 million for the three months ended March 29, 2019. The increase in cash flows used in investing activities was primarily the result of cash used for the acquisition of Matchless of $4.0 million, net of cash acquired, partially offset by lower capital expenditures of $1.5 million compared to the prior year period.
Cash Flows Provided by (Used in) Financing Activities
Cash flows provided by financing activities were $2.4 million for the three months ended March 27, 2020 compared with cash flows used in financing activities of $2.3 million for the three months ended March 29, 2019. The increase in cash flows provided by financing activities was driven by an increase in cash proceeds from other long-term debt of $2.2 million, lower payments of $0.8 million on First and Second Lien Term Loans, lower payments of other long-term debt of $0.6 million, a decrease in the withholding taxes in connection with vesting of restricted stock unit and performance share unit awards presented to the Company of $0.4 million, and the remittance of $0.7 million of value added tax during the first quarter of 2019 related to the December 2018 sale of our U.K. building.
Depreciation and Amortization
Depreciation and amortization totaled $5.5 million for the three months ended March 27, 2020, compared with $9.4 million for the three months ended March 29, 2019. Depreciation and amortization for the three months ended March 27, 2020 is lower than the prior period primarily due to the sale of the North American fiber solutions business on August 30, 2019 and the sale of the Metalex business on December 13, 2019.
Capital Expenditures
Capital expenditures totaled $2.0 million for the three months ended March 27, 2020, compared with $3.5 million for the three months ended March 29, 2019. Capital expenditures for the three months ended March 29, 2019 included $1.0 million incurred by the North American fiber solutions and Metalex businesses which were sold on August 30, 2019 and December 13, 2019, respectively.
Contractual Obligations
There are no material changes to the disclosures regarding contractual obligations made in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2019, except for the debt maturities under our Senior Secured Credit Facilities which are now current due to the events of default further discussed in the “Events of Default and Forbearance Agreement” section of this MD&A.
Off-Balance Sheet Arrangements
There are no material changes to the disclosures regarding off-balance sheet arrangements made in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2019.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K/A filed with the SEC on March 4, 2020 for the year ended December 31, 2019 and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Management believes that as of March 27, 2020 and during the period from January 1, 2020 through March 27, 2020, there has been no material change to this information.

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
Currency Risk: We have manufacturing, sales and distribution operations around the world; therefore, exchange rates impact the U.S. Dollar (“USD”) value of our reported earnings, our investments in our foreign subsidiaries and the intercompany transactions with these subsidiaries. Approximately $27.2 million, or 32%, of our sales from continuing operations originated in a currency other than the U.S. dollar during the first three months of 2020. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD using average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary. For the three months ended March 27, 2020, sales denominated in Euros approximated $22.0 million. Therefore, with a 10% increase or decrease in the value of the Euro in relation to the USD, our translated net sales (assuming all other factors are unchanged) would increase or decrease by $2.2 million, respectively, and the change in our net (loss) income would increase or decrease by approximately $0.4 million. The net assets and liabilities of our non-U.S. dollar denominated subsidiaries, which totaled approximately $120.7 million as of March 27, 2020, are translated into USD at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ (deficit) equity as cumulative translation adjustments. The cumulative translation adjustments recorded in accumulated other comprehensive loss at March 27, 2020 resulted in an increase to shareholders’ deficit of $28.4 million. Transactional foreign currency exchange exposure results primarily from the purchase of products, services or equipment from affiliates or third party suppliers where the purchase value is significant, denominated in another currency and to be settled following the initial transaction date, and from the repayment of intercompany loans between subsidiaries using different currencies. We periodically identify areas where we do not have naturally offsetting currency positions and then may purchase hedging instruments to protect against potential currency exposures. As of March 27, 2020, we did not have any significant foreign currency hedging instruments in place nor did we have any significant sales or purchase commitments in currencies outside of the functional currencies of the operations responsible for satisfying such commitments. All long-term debt is held in the functional currencies of the operations that are responsible for the repayment of such obligations. As of March 27, 2020, long-term debt denominated in currencies other than the USD totaled approximately $16.8 million.
Interest Rate Risk: We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on our outstanding floating rate debt instruments, which bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Borrowings under U.S. credit facilities bear interest at rates tied to either the “administrative agent’s prime rate, the federal funds effective rate,” the Eurocurrency rate, or a Eurocurrency rate determined by reference to LIBOR, subject to an established floor. During the first quarter of 2020, contract interest rates exceeded the established floor; therefore, a 25 basis point increase or decrease in the applicable interest rates on our variable rate debt would increase or decrease annual interest expense by approximately $0.9 million. However, due to the impact of the COVID-19 pandemic, interest rates have recently declined below the established floor.
As of March 27, 2020, we have entered into various interest rate swaps in order to mitigate a portion of the variable rate interest exposure. We are counterparty to certain interest rate swaps with a total notional amount of $210.0 million entered into in November 2015. These swaps are scheduled to mature in June 2020. Under the terms of the agreement, we swapped three month LIBOR rates for a fixed interest rate, resulting in the payment of a fixed LIBOR rate of 2.08% on a notional amount of $210.0 million. Under the interest rate swap agreements, the Company is required to make a $0.1 million payment on March 31, 2020 and a $0.3 million payment on June 30, 2020, the date the interest rate swaps mature.
Commodity risk: We source a wide variety of materials and components from a network of global suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, foam chemicals, plastic resin, vinyl and cotton sheeting are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and utilize value analysis and value engineering initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. As of March 27, 2020, we did not have any commodity hedging instruments in place.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 27, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 27, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 27, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our "Risk Factors," in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2019, which was filed with the SEC on March 4, 2020, other than the following.
The coronavirus (COVID-19) pandemic has had, and will continue to have, a negative impact on our business, financial condition, cash flows, results of operations and supply chain.
The COVID-19 pandemic has resulted in national, state and local government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. These measures have impacted and may further impact our workforce and operations, the operations of our customers and distributors, and those of our vendors and suppliers. We have significant operations worldwide, including in the United States, Mexico and Germany, and each of these countries has been affected by the outbreak and taken measures to try to contain it, resulting in disruptions at some of our manufacturing facilities and support operations. There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.
The COVID-19 pandemic has significantly increased economic and demand uncertainty. The pandemic has caused an economic slowdown that is likely to continue, and it is possible that it could cause an extended global recession. A global recession would negatively impact our business, financial condition, cash flows, results of operations and supply chain, and we could be required to recognize a non-cash impairment charge to operating earnings for goodwill, other intangible assets, or other long-lived assets.
The COVID-19 pandemic has weakened demand for our products, which has resulted in a decline in sales and customer orders, and it remains uncertain what impact this weakened demand will have on future sales and customer orders once conditions begin to improve. The pandemic has also disrupted, and could in the future continue to disrupt, our supply chain.
In recent weeks, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which may adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the continued spread of COVID-19 could adversely affect our liquidity as well as the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition, cash flows and results of operations. There can be no assurance that the Company will be successful in accessing the capital markets to obtain financing for additional liquidity, if needed, on acceptable terms. The disruption and volatility in the global capital markets may restrict our ability to raise any such additional funds, at least in the near term, resulting in a negative impact on the Company’s liquidity.
The COVID-19 pandemic has had, and will continue to have, a negative impact on our business, financial condition, cash flows, results of operations and supply chain, although the full extent is uncertain. As the pandemic continues to rapidly evolve, the extent of the impact on our business, financial condition, cash flows, results of operations and supply chain will depend on future developments, including, but not limited to, the duration and spread of the pandemic (including any relapses), its severity, the actions to contain the virus and/or treat its impact, related restrictions on travel, the duration, timing and severity of the impact on customer spending (including any recession resulting from the pandemic), and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted.
We may not be able to continue as a going concern if we do not restructure our capital structure, return to profitable operations and meet our obligations when they become due.
The Company faces significant challenges and uncertainties related to the COVID-19 pandemic. As a result, the Company's available capital resources are expected to be consumed more rapidly than previously forecasted due to (a) significantly increased economic and demand uncertainty that has resulted in decreases in actual and expected future sales of the Company's products; (b) significant disruptions to the Company's ability to operate its manufacturing facilities due to restrictions placed on business operations, which has resulted in decreases in actual and future expected sales of the Company's products; (c) the effect of the COVID-19 pandemic on the Company's ability to obtain parts and materials from the Company's suppliers, which has resulted in decreases in actual and expected future sales of the Company's products; (d) the costs of continuing to staff critical production and fulfillment functions despite the significant declines in sales; (e) restructuring actions which are increasing operating expenses; (f) costs related to the strategic alternatives process, including executive retention agreements; and (g) other items affecting the Company's forecasted level of expenditures and use of cash resources. These factors will adversely impact the Company's ability to make a mandatory prepayment in August 2020 on its First Lien Term Loans of the net proceeds from the 2019 sale of the Fiber Solutions business, of which $48.4 million was remaining after permitted reinvestments as of March 27, 2020. At March 27, 2020 the Company had $76.1 million of total liquidity, including $72.0 million of available cash (including $48.4 million of net proceeds from the 2019 sale of the Fiber Solutions business and $12.5 million held at our non-U.S. operations), and $4.1 million available under revolving loan facilities outside the U.S. On March 31, 2020, Jason Incorporated, a subsidiary of the Company, elected to defer making the interest payment of approximately $2.3 million due on March 31, 2020 to lenders under the Second Lien Credit Agreement. This resulted in an event of default under the Second Lien Credit Agreement, with a cross-default under the First Lien Credit Agreement.
On June 5, 2020, the Company entered into a Restructuring Support Agreement with certain creditors representing more than 75% of its outstanding indebtedness under its First Lien Credit Agreement. The Restructuring Support Agreement contemplates agreed-upon terms for a pre-packaged financial restructuring plan to be filed in cases commenced under chapter 11 of title 11 of the United States Code. See Note 18, “Subsequent Events” in the accompanying financial statements for further discussion of the terms of the Restructuring Support Agreement.
The impact of the COVID-19 pandemic on the Company's forecasted liquidity and the factors resulting from the event of default, cross-default, and terms of the Restructuring Support Agreement raise substantial doubt about the Company's ability to continue as a going concern for the one-year period from the date of issuance of the financial statements included in this quarterly report. The ability to continue as a going concern is dependent upon the Company restructuring its capital structure, returning to profitable operations, and meeting its obligations when they become due.
There can be no assurance that the Company will be successful in its plans to restructure its capital structure or to obtain alternative financing on acceptable terms. If such plans are not realized, the Company may be forced to limit its business activities or be unable to continue as a going concern, which will have a material adverse effect on our business, results of operations and financial position. In addition, our ability to continue as a going concern could also impact our ability to maintain our relationships with our suppliers, customers, employees and other third parties, which could have a material and adverse impact on our business.
In addition, the COVID-19 pandemic, as well as the related governmental restrictions and adverse impact on the global economy, currently is amplifying, will continue to amplify and/or in the future may amplify many of the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2019, which was filed with the SEC on March 4, 2020, including the following:
•We are affected by developments in the industries in which our customers operate;
•Some of our business segments are cyclical. A downturn or weakness in overall economic activity can have a material negative impact on us;
•Volatility in the prices of raw materials and energy prices and our ability to pass along increased costs to our customers could adversely affect our results of operations;
•We compete with numerous other manufacturers in each of our segments and competition from these providers may affect the profitability of our business;
•We face risks related to sales through distributors and other third parties;
•Our goodwill and other intangible assets represent a substantial amount of our total assets. A decline in future operating performance at one or more of our reporting units could result in the further impairment of goodwill or other intangible assets, which could have a material adverse effect on our financial condition and results of operations;
•The potential impact of failing to deliver products on time could increase the cost of the products;
•We have operations in many countries and such operations may be subject to a number of risks specific to these countries;
•We depend on our key executive officers, managers and skilled personnel and may have difficulty retaining and recruiting qualified employees and managing the cost of labor;
•Many of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production accurately and achieve maximum efficiency of our manufacturing capacity;
•We may incur additional expenses and delays due to technical problems or other interruptions at our manufacturing facilities or those of our suppliers;
•The operations of our manufacturing facilities may be disrupted by union activities and other labor-related problems;

•Natural disasters, epidemics and other events outside our control, and our inability to successfully mitigate the effects of such events, may harm our business;
•Failure of our customers to pay the amounts owed to us in a timely manner may adversely affect our financial condition, liquidity, and operating results;
•We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our results of operations, liquidity and financial condition;
•Our Senior Secured Credit Facilities contain restrictive covenants that may impair our ability to conduct business;
•Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders could elect to accelerate payments due and terminate all commitments to extend further credit. Consequently, we may not have sufficient assets to repay the Senior Secured Credit Facilities, as well as other secured and unsecured indebtedness;
•The market price of our common stock may decline; and
•Our only significant asset is our indirect ownership of Jason Incorporated and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or preferred stock or satisfy our other financial obligations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of common stock based on the date of trade during the three months ended March 27, 2020:

2020 Fiscal Month	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Plans or Programs Announced (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	—	—	N/A
February 1 to February 28	—	—	—	N/A
February 29 to March 27	251,189	0.17	—	N/A
Total	251,189	0.17	—
(1)Represents shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock unit and performance share unit awards. The 2014 Omnibus Incentive Plan and the award agreements permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (1) have the Company reduce the number of shares otherwise deliverable or (2) deliver shares already owned, in each case having a value equal to the amount to be withheld. During the three months ended March 27, 2020, the Company withheld 251,189 shares that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock unit and performance share unit awards.
(2)The Company is not currently participating in a share repurchase program.
As disclosed in Note 14, “Shareholders’ Deficit” of the accompanying condensed consolidated financial statements and under the heading “Liquidity and Capital Resources-Series A Preferred Stock” in MD&A, the Company paid the January 1, 2020 dividend on its Series A Preferred Stock by issuing an additional 860 shares of Series A Preferred Stock. These shares were issued in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of such Act. Holders of the Series A Preferred Stock have the option to convert each share of Series A Preferred Stock initially into approximately 81.18 shares of the Company’s common stock, subject to certain adjustments in the conversion rate.

ITEM 6. EXHIBITS
The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description
10.1
Fourth Amended and Restated Forbearance Agreement, dated June 3, 2020 (incorporated by reference to Exhibit 10 to the Registrant's Form 8-K filed with the Securities Exchange Commission (the "Commission") on June 4, 2020 (File No. 001-36051)).

10.2	Form Addendum to Employment Agreement (incorporated by reference to Exhibit 10 to the Registrant's Form 8-K filed with the Commission on April 1, 2020 (File No. 001-36051)).

10.3	Form Retention Agreement (incorporated by reference to Exhibit 10 to the Registrant's Form 8-K filed with the Commission on March 6, 2020 (File No. 001-36051)).

10.4	Restructuring Support Agreement, dated as of June 5, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on June 8, 2020 (File No. 001-36051)).

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

JASON INDUSTRIES, INC.

Dated: June 10, 2020	/s/ Brian K. Kobylinski
Brian K. Kobylinski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: June 10, 2020	/s/ Chad M. Paris
Chad M. Paris Senior Vice President and Chief Financial Officer (Principal Accounting Officer)